Form 10-Q
period 2003-06-30
CAMPBELL FUND TRUST
filed 2003-08-14
CIK 1043951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________to________________________

Commission File number:  0-22260
                         -------



                             THE CAMPBELL FUND TRUST
                             -----------------------
               (Exact name of registrant as specified in charter)

       Delaware                                        94-6260018
-----------------------                    ----------------------------------
(State of Organization)                  (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                             Towson, Maryland 21204
                            -------------------------
          (Address of principal executive offices, including zip code)

                                 (410) 296-3301
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]      No [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [X]      No [ ]



                            Total number of Pages: 25


                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Statements of Financial Condition as of June 30, 2003 (Unaudited)
                    and December 31, 2002 (Audited)                                                           3

                    Condensed Schedule of Investments as of June 30, 2003 (Unaudited)                         4

                    Statements of Operations for the Three Months and Six Months Ended
                    June 30, 2003 and 2002 (Unaudited)                                                        5

                    Statements of Cash Flows for the Six Months Ended
                    June 30, 2003 and 2002 (Unaudited)                                                        6

                    Statements of Changes in Partners' Capital (Net Asset Value)
                    for the Six Months Ended June 30, 2003 and 2002 (Unaudited)                               7

                    Notes to Financial Statements (Unaudited)                                                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                    13

         Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                17

         Item 4.    Controls and Procedures                                                                  23

PART II - OTHER INFORMATION                                                                                  24

SIGNATURES                                                                                                   25

EXHIBIT INDEX                                                                                               E-1

EXHIBIT 31.01 Certification by Chief Executive Officer                                                      E-2

EXHIBIT 31.02 Certification of Chief Financial Officer                                                      E-3

EXHIBIT 32.01 Certification by Chief Executive Officer                                                      E-4

EXHIBIT 32.02 Certification of Chief Financial Officer                                                      E-5

                             THE CAMPBELL FUND TRUST
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2003 (Unaudited) and December 31, 2002 (Audited)



                                                              June 30,          December 31,
                                                               2003                2002
                                                            -------------      -------------
ASSETS
    Equity in broker trading accounts
       Cash                                                 $   7,922,553      $   4,746,830
       United States government securities                    122,332,900         65,117,609
       Unrealized gain (loss) on open futures contracts        (4,190,635)         2,286,576
                                                            -------------      -------------
              Deposits with broker                            126,064,818         72,151,015

    Cash and cash equivalents                                  86,059,672         54,711,968
    United States government securities                        64,933,775         50,948,342
    Unrealized gain on open forward contracts                   3,795,506          2,100,975
                                                            -------------      -------------
              Total assets                                  $ 280,853,771      $ 179,912,300
                                                            =============      =============
LIABILITIES
    Accounts payable                                        $      24,754      $      36,694
    Commissions and other
       trading fees on open contracts                             100,895             31,942
    Management fee                                                896,087            477,171
    Performance fee                                             2,142,712                  0
    Prepaid subscriptions                                      11,877,109         33,355,435
    Subscription deposits                                          25,000          3,337,000
                                                            -------------      -------------
              Total liabilities                                15,066,557         37,238,242
                                                            -------------      -------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Operator - 20.360 units
       outstanding at June 30, 2003 and
       December 31, 2002                                           43,654             38,174
    Unitholders - 123,941.896 and 76,075.368
       units outstanding at June 30, 2003 and
       December 31, 2002                                      265,743,560        142,635,884
                                                            -------------      -------------
              Total unitholders' capital
                 (Net Asset Value)                            265,787,214        142,674,058
                                                            -------------      -------------
                                                            $ 280,853,771      $ 179,912,300
                                                            =============      =============



                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2003
                                   (Unaudited)






UNITED STATES GOVERNMENT SECURITIES

                                                                                                         % of Net
    Face Value        Description                                                      Value            Asset Value
    ----------        -----------                                                   ------------        -----------
    $60,500,000       U.S. Treasury Bill, 8/21/03                                   $ 60,412,029            22.73%
     32,000,000       U.S. Treasury Bill, 9/11/03                                     31,944,320            12.02%
     27,000,000       U.S. Treasury Bill, 7/10/03                                     26,992,473            10.16%
     21,000,000       U.S. Treasury Bill, 8/14/03                                     20,974,333             7.89%
     20,500,000       U.S. Treasury Bill, 9/25/03                                     20,455,925             7.70%
     20,000,000       U.S. Treasury Bill, 7/03/03                                     19,998,800             7.52%
      6,500,000       U.S. Treasury Bill, 8/28/03                                      6,488,795             2.44%
                                                                                    ------------           -------
                      TOTAL UNITED STATES GOVERNMENT SECURITIES
                          (COST, INCLUDING ACCRUED INTEREST, - $187,266,675)        $187,266,675            70.46%
                                                                                    ============           =======

LONG FUTURES CONTRACTS

                                                                                                         % of Net
                      Description                                                       Value           Asset Value
                      -----------                                                   -------------       -----------
                      Energy                                                        $    339,406            0.13%
                      Metals                                                            (742,172)          (0.28)%
                      Stock index                                                       (813,837)          (0.31)%
                      Short-term interest rate                                          (995,519)          (0.37)%
                      Long-term interest rate                                         (1,907,536)          (0.72)%
                                                                                    ------------          --------
                      TOTAL LONG FUTURES CONTRACTS                                  $ (4,119,658)          (1.55)%
                                                                                    ------------          --------

SHORT FUTURES CONTRACTS

                                                                                                         % of Net
                      Description                                                      Value            Asset Value
                      -----------                                                   ------------        -----------
                      Agricultural                                                  $    (65,213)          (0.02)%
                      Energy                                                             (16,725)          (0.01)%
                      Metals                                                              10,961            0.00%
                                                                                    ------------          --------
                      TOTAL SHORT FUTURES CONTRACTS                                 $    (70,977)          (0.03)%
                                                                                    ------------          --------
                      TOTAL FUTURES CONTRACTS                                       $ (4,190,635)          (1.58)%
                                                                                    ============          ========

FORWARD CURRENCY CONTRACTS

                                                                                                         % of Net
                      Description                                                      Value            Asset Value
                      -----------                                                   ------------        -----------
                      Various long forward currency contracts                       $  6,872,541             2.59%
                      Various short forward currency contracts                        (3,077,035)           (1.16)%
                                                                                    ------------          --------
                      TOTAL FORWARD CURRENCY CONTRACTS                              $  3,795,506             1.43%
                                                                                    ============          ========



                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF OPERATIONS
                       For the Three Months and Six Months
                          Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                             Three Months                        Six Months
                                                                Ended                              Ended
                                                               June 30,                           June 30,
                                                   ------------------------------      ------------------------------
                                                       2003             2002              2003              2002
                                                   ------------      ------------      ------------      ------------
INCOME
    Futures trading gains (losses)
       Realized                                    $  3,223,208      $ (1,380,102)     $ 15,665,684      $ (4,261,182)
       Change in unrealized                          (4,893,409)          258,805        (6,477,211)        3,422,944
                                                   ------------      ------------      ------------      ------------
              Gain (loss) from futures trading       (1,670,201)       (1,121,297)        9,188,473          (838,238)
                                                   ------------      ------------      ------------      ------------
    Forward trading gains (losses)
       Realized                                       9,876,314         5,882,933        25,378,538         5,441,426
       Change in unrealized                           4,652,165         1,955,697         1,694,531          (894,312)
                                                   ------------      ------------      ------------      ------------
              Gain from forward trading              14,528,479         7,838,630        27,073,069         4,547,114
                                                   ------------      ------------      ------------      ------------
    Interest income                                     694,688           324,288         1,261,510           636,561
                                                   ------------      ------------      ------------      ------------
              Total income                           13,552,966         7,041,621        37,523,052         4,345,437
                                                   ------------      ------------      ------------      ------------
EXPENSES
    Brokerage commissions                               263,561           175,827           454,935           297,818
    Management fee                                    2,574,743           817,356         4,725,028         1,573,746
    Performance fee                                   2,152,757                 0         5,702,938                 0
    Operating expenses                                   21,776            12,472            38,950            23,350
                                                   ------------      ------------      ------------      ------------
              Total expenses                          5,012,837         1,005,655        10,921,851         1,894,914
                                                   ------------      ------------      ------------      ------------
              NET INCOME                           $  8,540,129      $  6,035,966      $ 26,601,201      $  2,450,523
                                                   ============      ============      ============      ============
NET INCOME PER MANAGING
OPERATOR AND UNITHOLDER
UNIT
    (based on weighted average number of
    units outstanding during the period)           $      71.92      $     116.74      $     241.96      $      49.44
                                                   ============      ============      ============      ============
INCREASE IN NET ASSET
    VALUE PER MANAGING OPERATOR
    AND UNITHOLDER UNIT                            $      75.00      $     114.71      $     269.17      $      39.64
                                                   ============      ============      ============      ============



                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                          2003               2002
                                                                      -------------      -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                        $  26,601,201      $   2,450,523
       Adjustments to reconcile net income to net cash
          (for) operating activities
              Net change in unrealized                                    4,782,680         (2,528,632)
              Increase in accounts payable and accrued expenses           2,618,641             81,319
              Net (purchases) of investments in United States
                 government securities                                  (71,200,724)       (16,974,284)
                                                                      -------------      -------------

                    Net cash (for) operating activities                 (37,198,202)       (16,971,074)
                                                                      -------------      -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                   101,034,916         20,604,242
    Decrease in subscriptions receivable                                          0             24,405
    Decrease in prepaid subscriptions                                   (21,478,326)        (1,244,753)
    Redemption of units                                                  (4,522,961)        (4,090,561)
    Decrease in redemptions payable                                               0           (143,389)
    Decrease in subscription deposits                                    (3,312,000)                 0
                                                                      -------------      -------------

                    Net cash from financing activities                   71,721,629         15,149,944
                                                                      -------------      -------------

Net increase (decrease) in cash and cash equivalents                     34,523,427         (1,821,130)

CASH AND CASH EQUIVALENTS
    Beginning of period                                                  59,458,798         26,097,015
                                                                      -------------      -------------

    End of period                                                     $  93,982,225      $  24,275,885
                                                                      =============      =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                   $   7,922,553      $   6,427,309
    Cash and cash equivalents                                            86,059,672         17,848,576
                                                                      -------------      -------------

                    Total end of period cash and cash equivalents     $  93,982,225      $  24,275,885
                                                                      =============      =============



                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)




                                                                    Unitholders' Capital
                                       ---------------------------------------------------------------------------------
                                         Managing Operator             Unitholders                      Total
                                       --------------------     --------------------------   ---------------------------
                                        Units       Amount         Units         Amount         Units          Amount
                                       -------      -------     ----------   -------------   -----------    ------------
SIX MONTHS ENDED JUNE 30, 2003

Balances at
    December 31, 2002                   20.360      $38,174     76,075.368   $142,635,884     76,095.728    $142,674,058
Net income for the six months
    ended June 30, 2003                               5,480                    26,595,721                     26,601,201
Additions                                0.000            0     50,070.847    101,034,916     50,070.847     101,034,916
Redemptions                              0.000            0     (2,204.319)    (4,522,961)    (2,204.319)     (4,522,961)
                                       -------      -------     ----------   -------------   -----------    ------------
Balances at
    June 30, 2003                       20.360      $43,654    123,941.896   $265,743,560    123,962.256    $265,787,214
                                       =======      =======    ===========   ============    ===========    ============


SIX MONTHS ENDED JUNE 30, 2002

Balances at
    December 31, 2001                   20.360      $33,303     42,244.587   $ 69,100,628     42,264.947    $ 69,133,931
Net income for the six months
    ended June 30, 2002                                 807                     2,449,716                      2,450,523
Additions                                0.000            0     12,986.739     20,604,242     12,986.739      20,604,242
Redemptions                              0.000            0     (2,667.472)    (4,090,561)    (2,667.472)     (4,090,561)
                                       -------      -------    -----------   ------------    -----------    ------------
Balances at
    June 30, 2002                       20.360      $34,110     52,563.854   $ 88,064,025     52,584.214    $ 88,098,135
                                       =======      =======    ===========   ============    ===========    ============



                                       Net Asset Value Per Managing Operator and Unitholder Unit
                                       ---------------------------------------------------------
                                         June 30,        December 31,        June 30,       December 31,
                                          2003              2002               2002             2001
                                        ---------        ------------       ---------       ------------
                                        $2,144.10         $1,874.93         $1,675.37        $1,635.73
                                        =========         =========         =========        =========



                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     General Description of the Trust

                  The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward contracts.

           B.     Regulation

                  The Trust is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 (the Act). As a registrant, the Trust is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Trust trades.

           C.     Method of Reporting

                  The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust's management. Transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanged, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

                  For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and short-term time deposits held at financial institutions.

           E.     Income Taxes

                  The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           F.    Foreign Currency Transactions

                 The Trust's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.


Note 2.    MANAGING OPERATOR AND COMMODITY TRADING ADVISOR

           The managing operator of the Trust is Campbell & Company, Inc. (Campbell & Company), which conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust.

           The Trust pays the managing operator a monthly management fee equal to 1/3 of 1% (4% annually) of the Net Assets (as defined in the Declaration of Trust and Trust Agreement) of the Trust as of the end of each month and a quarterly performance fee equal to 20% of the aggregate cumulative appreciation in Net Asset Value per Unit (as defined) exclusive of appreciation attributable to interest income.

Note 3.    TRUSTEE

           The trustee of the Trust is Delaware Trust Capital Management, Inc, a Delaware banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.    DEPOSITS WITH BROKER

           The Trust deposits assets with ABN AMRO Incorporated to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust pays interest if deposits are below required levels and earns interest income on excess deposits with the broker.

Note 5.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

           Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective July 1, 2003 and January 1, 2003, additions of $12,720,329 and $36,947,638, respectively, were made to the Trust. At June 30, 2003, amounts received by the Trust from prospective Unitholders who were not admitted to the Trust effective July 1, 2003 by the managing operator totaled $25,000. At December 31, 2002, amounts received by the Trust from prospective Unitholders who were not admitted to the Trust effective January 1, 2003 by the managing operator totaled $3,337,000.

           The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At June 30, 2003, there were requests for redemptions of $434,511 effective July 1, 2003. At December 31, 2002, there were requests for redemptions of $984,977 effective January 1, 2003.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS

           The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively, "derivatives"). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

           The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2003 and December 31, 2002 were
           $187,266,675 and $116,065,951, respectively, which equals 70% and 81%
           of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2003 and December 31, 2002 were $74,116,766 and $17,326,794, respectively, which equals 28% and 12% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

           The Trust trades forward contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward contracts typically involves delayed cash settlement.

           The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

           The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                                     Futures Contracts                  Forward Contracts
                                                     (exchange traded)                (non-exchange traded)
                                               ----------------------------     -------------------------------
                                                 June 30,      December 31,       June 30,         December 31,
                                                  2003            2002              2003               2002
                                               -----------     ------------     ------------       ------------
                Gross unrealized gains         $   952,384     $3,302,917        $ 24,561,454       $ 12,818,638
                Gross unrealized losses         (5,143,019)    (1,016,341)        (20,765,948)       (10,717,663)
                                               -----------     ----------        ------------       ------------
                Net unrealized gain (loss)     $(4,190,635)    $2,286,576        $  3,795,506       $  2,100,975
                                               ============    ==========        ============       ============

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 6.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

           Open contracts generally mature within three months; as of June 30, 2003, the latest maturity date for open futures contracts is March 2004, and the latest maturity date for open forward contracts is September 2003. However, the Trust intends to close all contracts prior to maturity.

           Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust's assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 7.    INTERIM FINANCIAL STATEMENTS

           The statement of financial condition as of June 30, 2003, including the June 30, 2003 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2003 and 2002, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 8.    FINANCIAL HIGHLIGHTS

           The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2003 and 2002. This information has been derived from information presented in the financial statements.


                                                                        Three months ended           Six months ended
                                                                             June 30,                    June 30,
                                                                    -------------------------   --------------------------
                                                                       2003          2002          2003           2002
                                                                    -----------   -----------   -----------    -----------
                                                                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
           PER UNIT PERFORMANCE
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------

           Net asset value per unit at beginning of period           $2,069.10     $1,560.66      $1,874.93     $1,635.73
                                                                     ---------     ---------      ---------     ---------
           Income from operations:
                  Net realized and change in unrealized gain
                      from trading(2),(3)                               109.14        124.49         352.90         59.02
                  Expenses net of interest income (1), (3)              (34.14)        (9.78)        (83.73)       (19.38)
                                                                     ---------     ---------      ---------     ---------
                         Total income from operations                    75.00        114.71         269.17         39.64
                                                                     ---------     ---------      ---------     ---------
           Net asset value per unit at end of period                 $2,144.10     $1,675.37      $2,144.10     $1,675.37
                                                                     =========     =========      =========     =========
           TOTAL RETURN(4)                                                3.62%         7.35%         14.36%         2.42%
                                                                     ==========    =========      =========     =========
           SUPPLEMENTAL DATA
           Ratios to average net asset value:
                  Expenses prior to performance fee(1),(5)               (4.07)%       (4.07)%        (4.08)%       (4.02)%
                  Performance fee(5)                                     (3.37)%        0.00 %        (4.88)%        0.00%
                                                                     ----------    ----------     ---------     ---------
                         Total expenses(1),(5)                           (7.44)%       (4.07)%        (8.96)%       (4.02)%
                                                                     =========     =========      =========     =========
                  Expenses net of interest income(1),(5),(6)             (2.98)%       (2.48)%        (3.00)%       (2.42)%
                                                                     =========     =========      =========     =========

           Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


           (1) Excludes brokerage commissions and other trading fees paid directly to the broker.

           (2) Includes brokerage commissions and other trading fees paid directly to the broker.

           (3) Expenses net of interest income per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

           (4)    Not annualized

           (5)    Annualized

           (6)    Excludes performance fee

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Campbell Fund Trust (the "Trust") is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend
Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc., the managing operator of the Trust. Specifically, the Trust trades a portfolio primarily focused on financial futures and forwards, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.

As of June 30, 2003, the aggregate capitalization of the Trust was $265,787,214, and the Net Asset Value per Unit was $2,144.10.

Capital Resources

The Trust will raise additional capital only through the sale of units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust's commodity futures trading operations, the Trust's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

The return for the six months ended June 30, 2003 and 2002 was 14.36% and 2.42%, respectively. Of the 2003 increase, approximately 18.50% was due to trading gains (before commissions), approximately 0.54% was due interest income offset by approximately 4.68% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust. An analysis of the 18.50% trading gain by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                  12.73%
Energy                                                       3.70
Interest Rates                                               3.65
Metals                                                      (0.49)
Agricultural                                                (0.54)
Stock Indices                                               (0.55)
                                                            -----
                                                            18.50%
                                                            =====

The long-term trends that created so much opportunity for the Trust in 2002 continued in January 2003. Profits were earned in every sector other than stock indices. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Trust's whole portfolio. While the Trust's systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

The Trust was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook. In order to mitigate the risk of potential sharp reversals in trends, the Trust maintained a lower-than-normal level of leverage during the month.

The long awaited market reversal occurred in March. Initially energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. Dollar rallied. Several days into this correction, these markets all sold off suddenly, as hopes of a quick victory in Iraq subsided. With significantly reduced leverage, the losses the Trust sustained were relatively modest, giving the Trust a positive first quarter.

In April, the Trust's leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals, stock index and agricultural sectors.

In May, the uncertainty that remained in April dominated the markets the Trust trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Trust particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency cross rates were also positive, while losses in the energy, stock index, agricultural and currency sectors offset some of those gains.

With a small negative result for June, the Trust finished the first half of 2003 with a solid double-digit return. Profits for the month were earned in the currency sector while long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed modest gains for the month, while the energy, metals, agricultuals and currency cross-rates contributed small losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

2002

The return for the six months ended June 30, 2002 was 2.42%. Of the increase, approximately 4.00% was due to trading gains (before commissions) and approximately 0.80% was due to interest income, offset by approximately 2.38% due to brokerage fees, management fees, performance fees, and operating costs borne by the Trust. An analysis of the 4.00% trading gain by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                  5.25%
Interest Rates                                              1.26
Agricultural                                               (0.15)
Metals                                                     (0.21)
Energy                                                     (0.28)
Stock Indices                                              (1.87)
                                                           -----
                                                            4.00%
                                                           =====


During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. Internationally, the Japanese economy continued to deteriorate, while the full extent of any Argentinean contagion is yet to be acknowledged in Brazil or other parts of South America. On the positive side, U.S. consumer spending continued to be robust. The Trust posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains.

The high market volatility in January continued into February. Further Enron revelations radiated concern about the accounting practices of other large companies and caused the equity markets to decline early in the month. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Trust's performance was negative in February with losses in energy, stock indices and long-term interest rates partially offset by gains in short-term interest rates.

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which make up a substantial part of the Trust's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and

Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was a difficult trading month. The Trust ended the month down over 4.0%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust's losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

The month of May finally provided some trending opportunities that the Trust was able to profit from. The currencies and interest rates sectors provided the gains for the month, but these were offset by losses in the energy and stock indices sectors. While the equities markets remained nervous, many alternative investment strategies, including managed futures, were able to provide positive returns.

Strong performance in the month of June contributed to a positive second quarter and more than made up for losses during the beginning of the year. All major US equity indices made new cycle lows as domestic and international investor confidence was battered by reports of scandalous corporate leadership conduct. The long awaited US economic recovery looked sluggish at best. In this troubled environment, the US dollar lost ground against most major trading partners, while interest rate futures rose and stock indices declined. These three sectors contributed significantly to the profits in June, while small losses were recorded in the metals and energy sectors.


OFF-BALANCE SHEET RISK

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust's trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.

DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Trust invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanged, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

Past Results Not Necessarily Indicative of Future Performance

         The Trust is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Trust's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust's main line of business.

         Market movements result in frequent changes in the fair market value of the Trust's open positions and, consequently, in its earnings and cash flow. The Trust's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust's open positions and the liquidity of the markets in which it trades.

         The Trust rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

Standard of Materiality

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust's market sensitive instruments.

QUANTIFYING THE TRUST'S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

         The following quantitative disclosures regarding the Trust's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

         The Trust's risk exposure in the various market sectors traded by Campbell & Company is quantified below in terms of Value at Risk. Due to the Trust's mark-to-market accounting, any loss in the fair value of the Trust's open positions is directly reflected in the Trust's earnings (realized or unrealized).

         Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

         In the case of market sensitive instruments which are not exchange-traded (which includes currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Trust in expressing Value at Risk in a functional currency other than Dollars.

         In quantifying the Trust's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Trust's positions are rarely, if ever, 100% positively correlated have not been reflected.

         Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the six months ended June 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of June 30, 2003 and December 31, 2002, the Trust's total capitalization was approximately $265.8 million and $142.7 million, respectively.

                                  JUNE 30, 2003

                                                               % OF TOTAL                TRADING
MARKET SECTOR                     VALUE AT RISK              CAPITALIZATION           GAIN/(LOSS)*
-------------                     -------------              --------------           ------------
Currencies                         $ 9,316,000                    3.50%                  12.73%
Stock Indices                      $ 6,736,000                    2.53%                  (0.55)%
Interest Rates                     $ 5,763,000                    2.17%                   3.65%
Energy                             $ 1,192,000                    0.45%                   3.70%
Metals                             $   496,000                    0.19%                  (0.49)%
Agricultural                       $   350,000                    0.13%                  (0.54)%
                                   -----------                    ----                   -----
   Total                           $23,853,000                    8.97%                  18.50%
                                   ===========                    ====                   =====


* - Of the 14.36% return for the six months ended June 30, 2003, approximately 18.50% was due to trading gains (before commissions), approximately 0.54% was due interest income offset by approximately 4.68% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust.

                                DECEMBER 31, 2002

                                                               % OF TOTAL              TRADING
MARKET SECTOR                     VALUE AT RISK              CAPITALIZATION           GAIN/(LOSS)*
-------------                     -------------              --------------           ------------
Currencies                         $ 4,935,000                   3.46%                   5.87%
Energy                             $ 3,487,000                   2.44%                  (2.34)%
Interest Rates                     $ 2,027,000                   1.42%                  14.71%
Stock Indices                      $ 1,245,000                   0.87%                   3.47%
Metals                             $   383,000                   0.27%                  (0.34)%
Agricultural                       $   356,000                   0.25%                  (0.39)%
                                   -----------                   ----                   -----
   Total                           $12,433,000                   8.71%                  20.98%
                                   ===========                   =====                  =====

* - Of the 14.62% return for the year ended December 31, 2002, approximately 20.98% was due to trading gains (before commissions) and approximately 1.57% was due to interest income, offset by approximately 7.93% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk tables -- as well as the past performance of the Trust -- give no indication of this "risk of ruin."

NON-TRADING RISK

         The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills. The market risk represented by these investments is immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         The following qualitative disclosures regarding the Trust's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

         The following were the primary trading risk exposures of the Trust as of June 30, 2003, by market sector.

Currencies

         Exchange rate risk is the principal market exposure of the Trust. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

Interest Rates

         Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Trust takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

Stock Indices

         The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of June 30, 2003, the Trust's primary exposures were in the FTSE (U.K.), DAX (Germany), NASDAQ (USA), IBEX (Spain), Euro STOXX 50, Hang Seng (Hong Kong), Nikkei (Japan), and S&P 500 (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

         The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2003, crude oil, heating oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 2% of the Trust's portfolio during the six months ended June 30, 2003.

Agricultural

         The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has not exceeded 5% of the Trust's portfolio during the six months ended June 30, 2003.


QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of June 30, 2003.

Foreign Currency Balances

         The Trust's primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions

         The Trust's only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust's Treasury Bills, although substantially all of these short-term investments are held to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which Campbell & Company attempts to manage the risk of the Trust's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

         Campbell & Company controls the risk of the Trust's non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

GENERAL

The Trust is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Trust generally will use a small percentage of assets as margin, the Trust does not believe that any increase in margin requirements, as proposed, will have a material effect on the Trust's operations.

Item 4.  Controls and Procedures

         Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Trust within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the managing operator's internal controls with respect to the Trust or in other factors applicable to the Trust that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II-OTHER INFORMATION

Item 1.           Legal Proceedings.

                  None

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submissions of Matters to a vote of Security Holders.

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)     Exhibits

                  Exhibit Number         Description of Document
                  --------------         -----------------------
                        31.01            Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to
                                         Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

                        31.02            Certification of Theresa D. Becks, Chief Financial Officer, pursuant to
                                         Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

                        32.01            Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18
                                         U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of
                                         2002.

                        32.02            Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18
                                         U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of
                                         2002.

                  (b)     Reports of Form 8-K

                          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE CAMPBELL FUND TRUST
                              (Registrant)

                              By:   Campbell & Company, Inc.
                                    Managing Operator






Date: August 14, 2003         By:    /s/Theresa D. Becks
                                     -------------------------------------------
                                     Theresa D. Becks
                                     Chief Financial Officer/Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number             Description of Document                              Page Number
--------------             -----------------------                              -----------
31.01                      Certification by Chief Executive Officer                E 2
31.02                      Certification by Chief Financial Officer                E 3
32.01                      Certification by Chief Executive Officer                E 4
32.02                      Certification by Chief Financial Officer                E 5



                                      E 1