Form 10-Q
period 2003-09-30
CAMPBELL FUND TRUST
filed 2003-11-14
CIK 1043951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_______________________

Commission File number:  0-22260


                             THE CAMPBELL FUND TRUST
               (Exact name of registrant as specified in charter)

          Delaware                                      94-6260018
  -----------------------                 ------------------------------------
  (State of Organization)                 (IRS Employer Identification Number)


                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
          (Address of principal executive offices, including zip code)

                                 (410) 296-3301
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [X]     No [ ]



                            Total number of Pages: 26

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Statements of Financial Condition as of September 30, 2003
             (Unaudited) and December 31, 2002 (Audited)                      3

             Condensed Schedule of Investments as of September 30, 2003
             (Unaudited)                                                      4

             Statements of Operations for the Three Months and Nine Months
             Ended September 30, 2003 and 2002 (Unaudited)                    5

             Statements of Cash Flows for the Nine Months Ended
             September 30, 2003 and 2002 (Unaudited)                          6

             Statements of Changes in Unitholders' Capital (Net Asset
             Value) for the Nine Months Ended September 30, 2003 and 2002
             (Unaudited)                                                      7

             Notes to Financial Statements (Unaudited)                        8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

     Item 3. Quantitative and Qualitative Disclosure About Market Risk       18

     Item 4. Controls and Procedures                                         24

PART II - OTHER INFORMATION                                                  25

SIGNATURES                                                                   26

EXHIBIT INDEX                                                               E-1

EXHIBIT 31.01 Certification by Chief Executive Officer                      E-2

EXHIBIT 31.02 Certification of Chief Financial Officer                      E-4

EXHIBIT 32.01 Certification by Chief Executive Officer                      E-6

EXHIBIT 32.02 Certification of Chief Financial Officer                      E-7

                             THE CAMPBELL FUND TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2003 (Unaudited) and December 31, 2002 (Audited)


                                                           September 30,        December 31,
                                                                2003                 2002
                                                           -------------        ------------
ASSETS
  Equity in broker trading accounts
    Cash                                                    $  5,791,426        $  4,746,830
    United States government securities                      137,319,250          65,117,609
    Unrealized gain (loss) on open futures contracts          (7,389,318)          2,286,576
                                                            ------------        ------------
        Deposits with broker                                 135,721,358          72,151,015

  Cash and cash equivalents                                   61,395,895          54,711,968
  United States government securities                         94,942,583          50,948,342
  Unrealized gain on open forward contracts                   14,570,635           2,100,975
                                                            ------------        ------------
        Total assets                                        $306,630,471        $179,912,300
                                                            ============        ============

LIABILITIES
  Accounts payable                                          $     33,974        $     36,694
  Commissions and other trading fees on open contracts            54,463              31,942
  Management fee                                                 987,280             477,171
  Prepaid subscriptions                                       10,358,086          33,355,435
  Subscription deposits                                                0           3,337,000
                                                            ------------        ------------
        Total liabilities                                     11,433,803          37,238,242
                                                            ------------        ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
  Managing Operator - 20.360 units outstanding at
   September 30, 2003 and December 31, 2002                       41,829              38,174
  Other Unitholders - 143,662.983 and 76,075.368
   units outstanding at September 30, 2003 and
   December 31, 2002                                         295,154,839         142,635,884
                                                            ------------        ------------
        Total unitholders' capital
          (Net Asset Value)                                  295,196,668         142,674,058
                                                            ------------        ------------
                                                            $306,630,471        $179,912,300
                                                            ============        ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2003
                                   (Unaudited)


UNITED STATES GOVERNMENT SECURITIES

                                                                                                         % of Net
    Face Value       Description                                                       Value            Asset Value
    ----------       -----------                                                   ------------         -----------
    $67,000,000      U.S. Treasury Bill, 11/20/03                                  $ 66,915,333            22.66%
     50,000,000      U.S. Treasury Bill, 10/02/03                                    49,998,833            16.93%
     34,000,000      U.S. Treasury Bill, 12/11/03                                    33,937,973            11.50%
     30,000,000      U.S. Treasury Bill, 10/09/03                                    29,994,167            10.16%
     22,500,000      U.S. Treasury Bill, 12/26/03                                    22,451,356             7.61%
     21,000,000      U.S. Treasury Bill, 11/13/03                                    20,976,673             7.11%
      8,000,000      U.S. Treasury Bill, 11/28/03                                     7,987,498             2.71%
                                                                                   ------------            -----
                     TOTAL UNITED STATES GOVERNMENT SECURITIES
                         (COST, INCLUDING ACCRUED INTEREST, - $232,261,833)        $232,261,833            78.68%
                                                                                   ============            =====


LONG FUTURES CONTRACTS

                                                                                                    % of Net
                Description                                                       Value            Asset Value
                -----------                                                    -----------         -----------
                Agricultural                                                   $   313,758             0.11%
                Metals                                                              30,990             0.01%
                Stock index                                                     (4,679,507)           (1.59)%
                Short-term interest rate                                           698,138             0.24%
                Long-term interest rate                                            275,533             0.09%
                                                                               -----------            -----
                TOTAL LONG FUTURES CONTRACTS                                   $(3,361,088)           (1.14)%
                                                                               -----------            -----


SHORT FUTURES CONTRACTS

                                                                                                     % of Net
                Description                                                       Value            Asset Value
                -----------                                                    -----------         -----------
                Agricultural                                                   $   (55,350)           (0.02)%
                Energy                                                          (3,302,798)           (1.12)%
                Metals                                                                 369            (0.00)%
                Short-term interest rate                                          (147,728)           (0.05)%
                Long-term interest rate                                           (522,723)           (0.17)%
                                                                               -----------            -----
                TOTAL SHORT FUTURES CONTRACTS                                  $(4,028,230)           (1.36)%
                                                                               -----------            -----
                TOTAL FUTURES CONTRACTS                                        $(7,389,318)           (2.50)%
                                                                               ===========            =====


LONG FORWARD CURRENCY CONTRACTS

                                                                                                     % of Net
                Description                                                      Value             Asset Value
                -----------                                                    -----------         -----------
                Various long forward currency contracts                        $33,128,426            11.22%
                                                                               -----------            -----


SHORT FORWARD CURRENCY CONTRACTS

                                                                                                          % of Net
    Amount            Description                                                      Value             Asset Value
    ------            -----------                                                   ------------         -----------
  402,900,000         Swiss Franc, 12/17/03                                         $(17,113,398)           (5.79)%
                      Other short forward currency contracts                          (1,444,393)           (0.49)%
                                                                                    ------------            -----
                      Total short forward currency contracts                        $(18,557,791)           (6.28)%
                                                                                    ------------            -----
                      TOTAL FORWARD CURRENCY CONTRACTS                              $ 14,570,635             4.94%
                                                                                    ============            =====

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF OPERATIONS
                      For the Three Months and Nine Months
                        Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                       Three Months                        Nine Months
                                                          Ended                               Ended
                                                       September 30,                      September 30,
                                                 2003               2002             2003              2002
                                             ------------       -----------       -----------       -----------
INCOME
  Futures trading gains (losses)
    Realized                                 $(10,073,130)      $18,633,221       $ 5,592,554       $14,372,039
    Change in unrealized                       (3,198,683)        2,026,180        (9,675,894)        5,449,124
                                             ------------       -----------       -----------       -----------
        Gain (loss) from futures trading      (13,271,813)       20,659,401        (4,083,340)       19,821,163
                                             ------------       -----------       -----------       -----------
  Forward trading gains (losses)
    Realized                                   (6,592,814)          210,005        18,785,724         5,651,431
    Change in unrealized                       10,775,129        (2,680,705)       12,469,660        (3,575,017)
                                             ------------       -----------       -----------       -----------
        Gain (loss) from forward trading        4,182,315        (2,470,700)       31,255,384         2,076,414
                                             ------------       -----------       -----------       -----------
  Interest income                                 656,502           441,115         1,918,012         1,077,676
                                             ------------       -----------       -----------       -----------
        Total income (loss)                    (8,432,996)       18,629,816        29,090,056        22,975,253
                                             ------------       -----------       -----------       -----------
EXPENSES
  Brokerage commissions                           361,350           125,236           816,285           423,054
  Management fee                                2,828,187         1,093,651         7,553,215         2,667,397
  Performance fee                                       0         3,224,518         5,702,938         3,224,518
  Operating expenses                               29,682            13,324            68,632            36,674
                                             ------------       -----------       -----------       -----------
        Total expenses                          3,219,219         4,456,729        14,141,070         6,351,643
                                             ------------       -----------       -----------       -----------
        NET INCOME (LOSS)                    $(11,652,215)      $14,173,087       $14,948,986       $16,623,610
                                             ============       ===========       ===========       ===========
NET INCOME (LOSS) PER MANAGING
 OPERATOR AND OTHER UNITHOLDER
 UNIT
  (based on weighted average number of
   units outstanding during the period)      $     (85.08)      $    247.56       $    125.68       $    318.92
                                             ============       ===========       ===========       ===========
INCREASE (DECREASE) IN NET ASSET
 VALUE PER MANAGING OPERATOR AND
 OTHER UNITHOLDER UNIT                       $     (89.61)      $    250.64       $    179.56       $    290.28
                                             ============       ===========       ===========       ===========

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                  2003               2002
                                                             -------------       ------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income                                                 $  14,948,986       $ 16,623,610
    Adjustments to reconcile net income to net cash
     (for) operating activities
      Net change in unrealized                                  (2,793,766)        (1,874,107)
      Increase in accounts payable and accrued expenses            529,910          3,401,085
      Net (purchases) of investments in United States
       government securities                                  (116,195,882)       (41,932,251)
                                                             -------------       ------------
        Net cash (for) operating activities                   (103,510,752)       (23,781,663)
                                                             -------------       ------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Addition of units                                            145,253,279         36,932,645
  Decrease in subscriptions receivable                                   0             24,405
  Increase (decrease) in prepaid subscriptions                 (22,997,349)         1,177,142
  Redemption of units                                           (7,679,655)        (6,063,737)
  Decrease in redemptions payable                                        0           (143,389)
  Decrease in subscription deposits                             (3,337,000)                 0
                                                             -------------       ------------
        Net cash from financing activities                     111,239,275         31,927,066
                                                             -------------       ------------

Net increase in cash and cash equivalents                        7,728,523          8,145,403

CASH AND CASH EQUIVALENTS
  Beginning of period                                           59,458,798         26,097,015
                                                             -------------       ------------
  End of period                                              $  67,187,321       $ 34,242,418
                                                             =============       ============

End of period cash and cash equivalents consists of:
  Cash in broker trading accounts                            $   5,791,426       $  8,915,171
  Cash and cash equivalents                                     61,395,895         25,327,247
                                                             -------------       ------------
        Total end of period cash and cash equivalents        $  67,187,321       $ 34,242,418
                                                             =============       ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                         Unitholders' Capital
                                          -----------------------------------------------------------------------------------
                                          Managing Operator           Other Unitholders                     Total
                                          -----------------     ----------------------------     ----------------------------
                                           Units     Amount         Units          Amount           Units           Amount
NINE MONTHS ENDED SEPTEMBER 30, 2003

Balances at December 31, 2002              20.360   $38,174      76,075.368     $142,635,884      76,095.728     $142,674,058
Net income for the nine months
 ended September 30, 2003                             3,655                       14,945,331                       14,948,986
Additions                                   0.000         0      71,329.089      145,253,279      71,329.089      145,253,279
Redemptions                                 0.000         0      (3,741.474)      (7,679,655)     (3,741.474)      (7,679,655)
                                           ------   -------     -----------     ------------     -----------     ------------
Balances at September 30, 2003             20.360   $41,829     143,662.983     $295,154,839     143,683.343     $295,196,668
                                           ======   =======     ===========     ============     ===========     ============

NINE MONTHS ENDED SEPTEMBER 30, 2002

Balances at December 31, 2001              20.360   $33,303      42,244.587     $ 69,100,628      42,264.947     $ 69,133,931
Net income for the nine months
 ended September 30, 2002                             5,910                       16,617,700                       16,623,610
Additions                                   0.000         0      22,101.921       36,932,645      22,101.921       36,932,645
Redemptions                                 0.000         0      (3,813.422)      (6,063,737)     (3,813.422)      (6,063,737)
                                           ------   -------     -----------     ------------     -----------     ------------
Balances at September 30, 2002             20.360   $39,213      60,533.086     $116,587,236      60,553.446     $116,626,449
                                           ======   =======     ===========     ============     ===========     ============

Net Asset Value Per Managing Operator and Other Unitholder Unit
-----------------------------------------------------------------
September 30,     December 31,      September 30,    December 31,
    2003              2002              2002             2001
-------------     ------------      -------------    ------------
  $2,054.49         $1,874.93         $1,926.01        $1,635.73
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

         C.  Method of Reporting

             The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust's management. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective October 1, 2003 and January 1, 2003, additions of $10,358,086 and $36,947,368, respectively, were made to the Trust. At December 31, 2002, amounts received by the Trust from prospective Unitholders who were not admitted to the Trust effective January 1, 2003 by the managing operator totaled $3,337,000.

         The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At September 30, 2003, there were requests for redemptions of $388,970 effective October 1, 2003. At December 31, 2002, there were requests for redemptions of $984,977 effective January 1, 2003.

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at September 30, 2003 and December 31, 2002 were $232,261,833 and $116,065,951, respectively, which equals 79% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2003 and December 31, 2002 was $51,026,167 and $17,326,794, respectively, which equals 17% and 12% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                    Futures Contracts                  Forward Contracts
                                    (exchange traded)                (non-exchange traded)
                              September 30,     December 31,     September 30,     December 31,
                                   2003             2002             2003              2002
                              -------------     ------------     -------------     ------------
Gross unrealized gains         $ 1,339,803      $ 3,302,917      $ 33,923,654      $ 12,818,638
Gross unrealized losses         (8,729,121)      (1,016,341)      (19,353,019)      (10,717,663)
                               -----------      -----------      ------------      ------------
Net unrealized gain (loss)     $(7,389,318)     $ 2,286,576      $ 14,570,635      $  2,100,975
                               ===========      ===========      ============      ============

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)


         Open contracts generally mature within three months; as of September 30, 2003, the latest maturity date for open futures contracts is June 2004, and the latest maturity date for open forward contracts is December 2003. However, the Trust intends to close all contracts prior to maturity.

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

Note 8.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of September 30, 2003, including the September 30, 2003 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2003 and 2002, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 9.  FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                                              Three months ended             Nine months ended
                                                                 September 30,                  September 30,
                                                             2003            2002            2003            2002
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                         -----------     -----------     -----------     -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period           $2,144.10       $1,675.37       $1,874.93       $1,635.73
                                                          ---------       ---------       ---------       ---------
Income (loss) from operations:
  Net realized and change in unrealized gain (loss)
   from trading(2),(3)                                       (73.54)         318.59          275.46          383.34
  Expenses net of interest income(1),(3)                     (16.07)         (67.95)         (95.90)         (93.06)
                                                          ---------       ---------       ---------       ---------
     Total income (loss) from operations                     (89.61)         250.64          179.56          290.28
                                                          ---------       ---------       ---------       ---------
Net asset value per unit at end of period                 $2,054.49       $1,926.01       $2,054.49       $1,926.01
                                                          =========       =========       =========       =========
TOTAL RETURN(4)                                               (4.18)%         14.96%           9.58%          17.75%
                                                          =========       =========       =========       =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
  Expenses prior to performance fee(1),(5)                    (3.97)%         (4.19)%         (4.03)%         (4.05)%
  Performance fee(5)                                          (0.00)%        (12.20)%         (3.02)%         (4.83)%
                                                          ---------       ---------       ---------       ---------
     Total expenses(1),(5)                                    (3.97)%        (16.39)%         (7.05)%         (8.88)%
                                                          =========       =========       =========       =========
  Expenses net of interest income(1),(5),(6)                  (3.06)%         (2.52)%         (3.02)%         (2.43)%
                                                          =========       =========       =========       =========

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

----------
(1) Excludes brokerage commissions and other trading fees paid directly to the broker.
(2) Includes brokerage commissions and other trading fees paid directly to the broker.
(3) Expenses net of interest income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(4)  Not annualized
(5)  Annualized
(6)  Excludes performance fee

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

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

As of September 30, 2003, the aggregate capitalization of the Trust was $295,196,668, and the Net Asset Value per Unit was $2,054.49.

Capital Resources

The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust's business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.

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

Offering proceeds, without deduction, are credited to the Trust's bank accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the forward counterparty. In this way, substantially all

(i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. The Trust receives all interest earned on its assets. No other person receives any interest or other economic benefits from the deposit of Trust assets.

Approximately 10% to 30% of the Trust's assets are usually committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust's assets are deposited with the forward counterparty in order to initiate and maintain currency forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act. These assets are held either in U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the forward counterparty. The remaining 40% to 80% of the Trust's assets are usually invested in U.S. Treasury bills and held by the futures broker or the forward counterparty.

The Trust's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

RESULTS OF OPERATIONS

The return for the nine months ended September 30, 2003 and 2002 was 9.58% and 17.75% respectively. Of the 2003 increase, approximately 14.43% was due to trading gains (before commissions), approximately 0.76% was due interest income offset by approximately 5.61% due to brokerage fees, performance fees and operating costs borne by the Trust. An analysis of the 14.43% trading loss by sector is as follows:


SECTOR                          % GAIN (LOSS)
------                          -------------
Currencies                         12.90%
Energy                              1.37
Stock Indices                       1.34
Interest Rates                      0.28
Metals                             (0.51)
Agricultural                       (0.95)
                                   -----
                                   14.43%
                                   =====

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

With a small negative result for June, the Trust finished the first half of 2003 with a solid double-digit return. Profits for the month were earned in the currency sector while long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed modest gains for the month, while the energy, metals, agriculturals and currency cross-rates contributed small losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

The Trust's performance for July was negative due to significant price reversals in the Trust's largest positions. The U.S. Dollar's strong rally caused losses in the Trust's currency and cross rate sectors. In addition, the sudden sharp sell-off in long-term bonds resulted in losses in the Trust's long positions. These losses were partially offset by gains in the Trust's long equity index positions as investor confidence grew in the economic recovery and the potential for improved growth.

The stock indices sector was the best performing sector for the month of August as the U.S. equity markets posted their sixth straight month of gains. Much of this was attributed to improving consumer confidence, federal tax cuts and increased defense spending. The energy sector contributed positive returns as crude oil remained above the thirty-dollar level on continuing supply concerns. Also, the Trust's short positions in the Japanese Government Bond provided a significant portion of the month's gains.

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Trust's portfolio into negative territory late in the month. The Trust finished the 3rd quarter with a negative return, but was positive year-to-date.


2002

The return for the nine months ended September 30, 2002 was 17.75%. Of the increase, approximately 23.67% was due to trading gains (before commissions) and approximately 1.21% was due to interest income, offset by approximately 7.13% due to brokerage fees, performance fees and operating costs borne by the Trust. An analysis of the 23.67% trading gain by sector is as follows:


SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                             15.11%
Stock Indices                                               4.47
Currencies                                                  2.95
Energy                                                      1.90
Agricultural                                               (0.23)
Metals                                                     (0.53)
                                                           -----
                                                           23.67%
                                                           =====

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

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which make up a substantial part of the Trust's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Sang indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was one of the most difficult trading months since the Trust began trading. The Trust ended the month down over 4.5%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust's losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remain including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

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

The Trust's positive performance continued in July posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

In August, the Trust recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continued to be elusive, while economies in Europe and Japan appeared to be stagnant. The quickening pace of US plans to invade Iraq had aroused much international criticism and concern, which had impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Trust as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors offset by losses in the currencies sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were being compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust's ability to trade both the long and short side of a diverse portfolio of international markets was proving to be a beneficial tool.

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


DISCLOSURES ABOUT CERTAIN TRADING ACTIVITIES THAT INCLUDE NON-EXCHANGE TRADED CONTRACTS ACCOUNTED FOR AT FAIR VALUE

The Trust invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period.


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


THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

     The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the nine months ended September 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of September 30, 2003 and December 31, 2002, the Trust's total capitalization was approximately $295.2 million and $142.7 million, respectively.

                               SEPTEMBER 30, 2003

                                      % OF TOTAL               TRADING
MARKET SECTOR      VALUE AT RISK     CAPITALIZATION          GAIN/(LOSS)*
-------------      -------------     --------------          ------------
Currencies          $12,903,000           4.37%                12.90%
Stock Indices       $ 8,075,000           2.74%                 1.34%
Energy              $ 5,304,000           1.80%                 1.37%
Interest Rates      $ 3,562,000           1.20%                 0.28%
Agricultural        $   275,000           0.10%                (0.95)%
Metals              $    73,000           0.02%                (0.51)%
                    -----------          -----                 -----
  Total             $30,192,000          10.23%                14.43%
                    ===========          =====                 =====

* - Of the 9.58% return for the nine months ended September 30, 2003, approximately 14.43% was due to trading gains (before commissions), approximately 0.76% was due interest income offset by approximately 5.61% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust.


                                DECEMBER 31, 2002

                                      % OF TOTAL               TRADING
MARKET SECTOR      VALUE AT RISK     CAPITALIZATION          GAIN/(LOSS)*
-------------      -------------     --------------          ------------
Currencies          $ 4,935,000           3.46%                 5.87%
Energy              $ 3,487,000           2.44%                (2.34)%
Interest Rates      $ 2,027,000           1.42%                14.71%
Stock Indices       $ 1,245,000           0.87%                 3.47%
Metals              $   383,000           0.27%                (0.34)%
Agricultural        $   356,000           0.25%                (0.39)%
                    -----------           ----                 -----
  Total             $12,433,000           8.71%                20.98%
                    ===========           ====                 =====

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

     The following were the primary trading risk exposures of the Trust as of September 30, 2003, by market sector.

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

Stock Indices

     The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of September 30, 2003, the Trust's primary exposures were in the S&P 500 (USA), DAX (Germany), NASDAQ (USA), Nikkei (Japan), FTSE (U.K.), IBEX (Spain), Euro STOXX 50, Hang Sang (Hong Kong), and stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

     The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of September 30, 2003, crude oil, heating oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

     The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 2% of the Trust's portfolio during the nine months ended September 30, 2003.

Agricultural

     The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has not exceeded 5% of the Trust's portfolio during the nine months ended September 30, 2003.


QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

     The following were the only non-trading risk exposures of the Trust as of September 30, 2003.

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

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit Number                          Description of Document
        --------------                          -----------------------
             31.01         Certification of Bruce L. Cleland, Chief Executive
                           Officer, pursuant to Rules 13a-14 and 15d-14 of the
                           Securities Exchange Act of 1934.

             31.02         Certification of Theresa D. Becks, Chief Financial
                           Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

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


                                            THE CAMPBELL FUND TRUST
                                            (Registrant)

                                                    By: Campbell & Company, Inc.
                                                        Managing Operator




Date: November 14, 2003                             By: /s/Theresa D. Becks
                                                        ------------------------
                                                        Theresa D. Becks
                                                        Chief Financial Officer/
                                                        Treasurer/Director

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