Form 10-Q/A
period 2003-09-30
CAMPBELL FUND TRUST
filed 2003-12-24
CIK 1043951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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


ITEM 4. CONTROLS AND PROCEDURES

     Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

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


                                            THE CAMPBELL FUND TRUST
                                            (Registrant)

                                                    By: Campbell & Company, Inc.
                                                        Managing Operator




Date: December 24, 2003                             By: /s/Theresa D. Becks
                                                        ------------------------
                                                        Theresa D. Becks
                                                        Chief Financial Officer/
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