Form 10-K
period 2003-12-31
CAMPBELL FUND TRUST
filed 2004-03-24
CIK 1043951

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

[X]     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2003
                       Commission File Number 0-50264 and
                                     2-84126

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to __________

                             THE CAMPBELL FUND TRUST
                             -----------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              94-6260018
  --------------------------------       -----------------------------------
  (State or other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)

     210 W. PENNSYLVANIA AVENUE
         TOWSON, MARYLAND                                     21204

       Registrant's telephone number, including area code: (410) 296-3301

        Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes [ ] No [X]

The Registrant has no voting stock. As of December 31, 2003 there were 158,223.865 Units of Beneficial Interest issued and outstanding.

Total number of pages 36. Consecutive page numbers on which exhibits commence:
5.

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----

                                                     PART I

ITEM 1.   BUSINESS........................................................................................        1-4

ITEM 2.   PROPERTIES......................................................................................          4

ITEM 3.   LEGAL PROCEEDINGS...............................................................................          4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          4

                                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................          4

ITEM 6.   SELECTED FINANCIAL DATA.........................................................................          5

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........       6-13

TEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            13-18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................         18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............         18

ITEM 9A.  CONTROLS AND PROCEDURES                                                                                  18

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................      19-20

ITEM 11.  EXECUTIVE COMPENSATION..........................................................................      20-21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..         21

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................         21

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................................         21

                                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................         22

SIGNATURES
CERTIFICATIONS

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         The Campbell Fund Trust (the "Trust") is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend
Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc. ("Campbell & Company" or the "managing operator"). Specifically, the Trust trades a portfolio primarily focused on financial futures and forwards, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.

         Delaware Trust Capital Management, Inc., a Delaware banking corporation, (the "Trustee"), is the sole trustee of the Trust. The Trustee is unaffiliated with the managing operator and the Trust's selling agents, and its duties and liabilities with respect to the offering of the Units of Beneficial Interest (the "Units") are limited to its express obligations under the Declaration of Trust and Trust Agreement.

         Under the Declaration of Trust and Trust Agreement, the Trustee has delegated the exclusive management of all aspects of the business and administration of the Trust to Campbell & Company, a Maryland corporation organized in April 1978 as a successor to a partnership originally organized in January 1974. Campbell & Company is registered with the Commodity Futures Trading Commission as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association in such capacities.

         The Trust's funds are traded pursuant to Campbell & Company's Global Diversified Large Portfolio. Prior to June 1997, Campbell & Company had one Global Diversified Portfolio. In June 1997, the Global Diversified Portfolio was split into two separate portfolios, the Global Diversified Large Portfolio (which generally is used for accounts greater than $10 million) and the Global Diversified Small Portfolio (which is generally used for accounts less than $10 million). From inception through June 1997, the Trust's account was traded pursuant to Campbell & Company's Global Diversified Portfolio. Between June 1997 and August 1999, the Trust's account was traded pursuant to the Global Diversified Small Portfolio, and since August 1, 1999, has been traded pursuant to the Global Diversified Large Portfolio.

         As of December 31, 2003, the aggregate capitalization of the Trust was $351,591,363, and the Net Asset Value per Unit was $2,222.11.

FINANCIAL INFORMATION ABOUT SEGMENTS

         The Trust's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Trust does not engage in sales of goods or services.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

         The purpose of the Trust is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, option contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto.

         The Trust trades speculatively in the U.S. and international futures and forward markets. Specifically, the Trust trades a portfolio that is primarily focused on financial futures and forwards, with a secondary emphasis on metal, energy and agricultural products. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust's assets pursuant to Campbell & Company's Global Diversified Large Portfolio. The portfolio trades commodity interests which include energy products, agricultural products, precious and base metals, stock market indices, interest rates and foreign currencies, and may in the future include options.

Use of Proceeds and Cash Management Income

Subscription Proceeds and Available Assets.

         Offering proceeds, without deduction, are credited to the Trust's bank accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the forward counterparty. In this way, substantially all (i.e. 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. The Trust receives all interest earned on its assets. No other person receives any interest or other economic benefits from the deposit of Trust assets.

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

Market Sectors.

         Campbell & Company's Global Diversified Large Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent Crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (coffee, corn, cotton and wheat), precious and base metals (aluminum, copper, gold, nickel and zinc), stock market indices (DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI, NASDAQ, Nikkei and S&P
500), interest rates (short-term and long-term) and foreign currencies (majors, minors and crossrates), and may in the future include options.

Market Types.

         The Trust trades on a variety of United States and foreign futures exchanges. Approximately 50% of the Trust's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets. The remaining 50% takes place on futures exchanges.

         As in the case of its market sector allocations, the Trust's commitments to different types of markets - U.S. and non-U.S., regulated and non regulated - differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Trust. No one market exceeds 10% of the total portfolio allocation.

Charges

         Each Unit is subject to the same charges. The Trust's average month-end net assets during 2003, 2002 and 2001 equaled $272,498,935, $98,117,477 and
$48,402,031, respectively. Total expenses including brokerage commissions charged to the Trust (as described below), other than performance fees, are estimated to equal less than 6% of the Trust's net assets annually. Such expenses as a percentage of the Trust's average month-end assets for the years ended December 31, 2003, 2002 and 2001 were 4.48%, 4.65% and 4.75% respectively.

         Description of Current Charges.

  RECIPIENT          NATURE OF PAYMENT                  AMOUNT OF PAYMENT
Campbell &       Management Fee                A monthly management fee of 1/3
Company                                        of 1% of the Trust's month-end
                                               net assets, totaling
                                               approximately 4% of average
                                               month-end net assets per year.
                                               Campbell & Company may pay a
                                               portion or all of its monthly
                                               management fee on an ongoing
                                               basis to selected agents who have
                                               sold the Units, in return for
                                               their provision of ongoing
                                               services to the Unitholders. In
                                               most cases, the ongoing payment
                                               paid to selling agents is 2% per
                                               annum, paid monthly, on the then
                                               current Net Asset Value of Units
                                               sold by the selling agents, net
                                               of redemptions.

Campbell &       Performance Fee               A quarterly performance fee of
Company                                        20% of the aggregate cumulative
                                               appreciation in the Net Asset
                                               Value per Unit at the end of each
                                               quarter, exclusive of
                                               appreciation attributable to
                                               interest income disregarding
                                               decreases in Net Asset Value per
                                               Unit resulting from
                                               distributions.

ABN AMRO         Brokerage Commissions         Brokerage commissions are paid at
Incorporated                                   a rate of approximately $10 for
                                               each round-turn trade executed
                                               for the Trust. Annual brokerage
                                               commissions payable to the Trust
                                               are estimated at approximately
                                               0.50% of the Trust's net assets
                                               annually, although there is no
                                               limit on the amount of such
                                               commissions.

ABN AMRO Bank,   Forward Counterparty          The forward counterparty's
N.V., Chicago    Execution Costs               execution costs are included in
Branch                                         the price of each forward
                                               contract purchased or sold, and,
                                               accordingly, such costs cannot be
                                               determined but are charged. In
                                               addition, ABN AMRO Bank, N.V.,
                                               Chicago Branch charges
                                               approximately $14 per $1 million
                                               for forward contracts it
                                               facilitates on behalf of the
                                               Trust with third party banks.
                                               These prime brokerage fees,
                                               combined with the futures
                                               broker's charges, usually equal
                                               approximately 0.60% of the
                                               Trust's net assets.

Other            Operating Expenses            The Trust pays operating expenses
                                               (other than the cost of the
                                               Units), including trustee, legal
                                               and accounting fees, and taxes or
                                               extraordinary expenses. These
                                               expenses are estimated at less
                                               than 0.50% of the Trust's net
                                               assets annually, although there
                                               is no limit on the amount of such
                                               expenses.

                                               These expenses during the years
                                               ended 2003, 2002 and 2001 were
                                               0.04%, 0.06% and 0.09% of the
                                               Trust's net assets, respectively.

Regulation

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective "associated persons" and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors," such as Campbell & Company, and commodity brokers or "futures commission merchants," such as the Trust's commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Trust's commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator's or commodity trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Campbell & Company's registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Trust. Should Campbell & Company's registration be suspended, termination of the Trust might result.

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Trust, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

         The Trust has no employees. The Trust trades on a number of foreign commodity exchanges. The Trust does not engage in the sales of goods or services.

ITEM 2. PROPERTIES

         The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and U.S. Treasury Bills.

ITEM 3. LEGAL PROCEEDINGS

         Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Declaration of Trust and Trust Agreement. As of December 31, 2003, there were 2,167 Unitholders in the Registrant and 158,223.865 Units of Beneficial Interest outstanding.

         Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

                                                              For the Year Ended December 31,
                                                              -------------------------------
                                               2003           2002             2001            2000           1999
                                           -------------   ------------    ------------    ------------   ------------
Total Assets                               $ 378,634,351   $179,912,300    $ 75,167,211    $ 32,903,389   $ 18,190,701
Total Unitholders' Capital                   351,591,363    142,674,058      69,133,931      31,555,119     17,008,375
Total Trading Gain (Loss)
     (includes brokerage commissions)         57,594,812     19,675,679       3,775,731       3,468,440        719,860
Net Income (Loss)                             40,791,398     13,973,815       2,891,972       3,483,675        700,664
Net Income (Loss) Per Managing
     Operator and Other Unitholder Unit *         319.99         247.02           95.31          196.68          85.07
Increase (Decrease) in Net Asset
     Value per Managing Operator
     and Other Unitholder Unit                    347.18         239.20           92.04          180.66          65.29

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2003 and 2002.

                                1st Qtr.     2nd Qtr.        3rd Qtr.        4th Qtr.
                                 2003          2003           2003             2003
                              -----------  -----------    -------------    -----------
Total Trading Gain (Loss)
   (includes brokerage
   commissions)               $23,211,890  $12,594,717    $  (9,450,848)   $31,239,053
Net Income (Loss)              18,061,072    8,540,129      (11,652,215)    25,842,412
Net Income (Loss)
   per Managing Operator
   and Other Unitholder
   Unit *                          178.58        71.92           (85.08)        168.83
Increase (Decrease)
   in Net Asset Value
   per Managing Operator
   and Other Unitholder
   Unit                            194.17        75.00           (89.61)        167.62
Net Asset Value per
   Managing Operator and
   Other Unitholder Unit
   at the End of the Period      2,069.10     2,144.10         2,054.49       2,222.11

                                1st Qtr.     2nd Qtr.        3rd Qtr.        4th Qtr.
                                 2002          2002           2002            2002
                              -----------  -----------    -------------    -----------
Total Trading Gain (Loss)
   (includes brokerage
   commissions)              $(3,130,448)  $ 6,541,506    $  18,063,465    $(1,798,844)
Net Income (Loss)             (3,585,443)    6,035,966       14,173,087     (2,649,795)
Net Income (Loss)
   per Managing Operator
   and Other Unitholder
   Unit *                         (75.62)       116.74           247.56         (37.91)
Increase (Decrease)
   in Net Asset Value
   per Managing Operator
   and Other Unitholder
   Unit                           (75.07)       114.71           250.64         (51.08)
Net Asset Value per
   Managing Operator and
   Other Unitholder Unit
   at the End of the Period     1,560.66      1,675.37         1,926.01       1,874.93

* - Based on weighted average number of units outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The offering of its Units of Beneficial Interest commenced on January 2, 1996 at the time the Trust succeeded to the operations of the Campbell Fund Limited Partnership as described in Item 1. The offering of Units is continuous and ongoing.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 1 of the Financial Statements.

         The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).

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

         The entire offering proceeds, without deductions, will be credited to the Trust's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

         Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Trust's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

         The Trust's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

RESULTS OF OPERATIONS

The returns for the years ended December 31, 2003, 2002 and 2001 were 18.52%, 14.62% and 5.96%, respectively.

2003

For the 2003 increase of 18.52%, approximately 25.13% was due to trading gains (before commissions) and approximately 0.96% was due to interest income, offset by approximately 7.57% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 25.13% trading gain by sector is as follows:

     SECTOR                                           % GAIN (LOSS)
     ------                                           -------------
Currencies                                                25.81%

Stock Indices                                              5.76

Metals                                                    (0.30)

Agricultural                                              (1.11)

Energy                                                    (1.68)

Interest Rates                                            (3.35)
                                                          -----
                                                          25.13%
                                                          =====

The long-term trends that created opportunity for the Trust in 2002 continued in January 2003, in which profits were earned in every sector. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Trust's whole portfolio. While the Trust's systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

The Trust was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook. In order to mitigate the risk of potential sharp reversals in trends, the Trust maintained a lower-than-normal level of leverage during the month.

The long awaited market reversal occurred in March. Initially, energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. Dollar rallied. Several days into this correction, these markets all sold off suddenly, as hopes of a quick victory in Iraq subsided. With significantly reduced leverage, the losses the Trust sustained were relatively modest, giving the Trust a positive first quarter.

In April, the Trust's leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals and stock index sectors.

In May, the uncertainty that remained in April dominated the markets the Trust trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies, despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Trust, particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency contracts were also strongly positive, while losses in the energy, agricultural and stock index sectors offset some of those gains.

Even with a negative result for June, the Trust finished the first half of 2003 with a double-digit return. Long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed very modest gains for the month, while all other sectors contributed losses. While the global economy was looking better than it had for several years, many substantive uncertainties remained.

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

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Trust's portfolio into negative territory late in the month. The Trust finished the 3rd quarter with a negative return, but was positive through year-to-date through September.

The Trust began the fourth quarter on a positive note with a majority of the gain coming from the currencies and stock indices sectors. The continued but orderly decline of the U.S. Dollar against the other major currencies provided good trending opportunities during October, but an unexpectedly sharp decline in the Yen at the end of the month took away some of the profits earned earlier. The performance of the currency cross rates, interest rates and energy sectors all resulted in losses for the month. The energy markets were particularly volatile, with natural gas prices whipsawing on shifting weather predictions, while crude oil declined sharply from the high end of its recent trading range.

November was a positive month for the Trust. The currencies and stock indices sectors provided good profits, which were partially offset by losses in the cross currency, energy, agricultural and interest rate sectors. As global equity prices continued to strengthen, the U.S. dollar weakened, reaching 10 and 5 year lows against the Canadian dollar and Sterling, respectively, while the Euro made an all time high late in the month. Paradoxically strong U.S. economic indicators encouraged a positive outlook, with a strong retail sales and a 20-year high in manufacturing. Global economic data was also encouraging, particularly that coming out of Asia.

The trends of the falling U.S. dollar and the rise in global equity indices prevalent in the second half of 2003 continued in December and left the Trust with a gain for the month. These trends were also responsible for most of the gains for the year.

2002

         For the 2002 increase of 14.62%, approximately 20.98% was due to trading gains (before commissions) and approximately 1.57% was due to interest income, offset by approximately 7.93% due to brokerage fees, performance fees, and operating costs borne by the Trust. An analysis of the 20.98% trading gain by sector is as follows:

    SECTOR                                              % GAIN (LOSS)
    ------                                              -------------
Interest Rates                                             14.71%

Currencies                                                  5.87

Stock Indices                                               3.47

Metals                                                      (.34)

Agricultural                                                (.39)

Energy                                                     (2.34)
                                                           -----
                                                           20.98%
                                                           =====

During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equity markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. Internationally, the Japanese economy continued to deteriorate, while the full extent of any Argentinean contagion was yet to be acknowledged in Brazil or other parts of South America. On the positive side, U.S. consumer spending continued to be robust. The Trust posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains.

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

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which made up a substantial part of the Trust's portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust maintained a short position. Energy was the strongest performing sector, profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets, demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was a difficult trading month for the Trust. The Trust ended the month down over 4.0%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust's losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remained, including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

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

The Trust's positive performance continued in July, posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

In August, the Trust recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak US economic data and concerns over geopolitical developments. The much-anticipated US economic recovery continued to be elusive, while economies in Europe and Japan appeared to be stagnant. The quickened pace of US plans to invade Iraq aroused much international criticism and concern, which impacted energy prices and investor confidence.

September was the fifth consecutive month of positive returns for the Trust, as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors, offset by losses in the currency sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust's ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Trust over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currency sector. US equities surprised the market by turning in their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply, making this the Trust's worst performing sector in October.

In October and November, US equity prices rose at a faster pace than any time since 1997. Over this same period, the Trust was defensively positioned against a reversal of the major trends that were profitable for the year, leaving year-to-date gains in the double digits. Performance for November was marginally negative, with gains in currencies offset by losses in interest rates, stock indices and energy.

The Trust recorded a strong positive performance for December and for the year. The Trust's core strategy of systematic, diversified trend-following again demonstrated the ability to outperform most other strategies in times of economic weakness and uncertainty. The ability to short markets enabled the Trust to profit as global markets suffered their third consecutive negative year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy, industrial metals and agricultural sectors.

2001

         For the 2001 increase of 5.96%, approximately 8.42% was due to trading gains (before commissions) and approximately 3.41% was due to interest income, offset by approximately 5.87% due to brokerage fees, performance fees, and operating costs borne by the Trust. An analysis of the 8.42% trading gain by sector is as follows:

    SECTOR                                             % GAIN (LOSS)
    ------                                             -------------
Currencies                                                  8.97%

Interest Rates                                              3.49

Stock Indices                                               1.17

Agricultural                                                 .14

Metals                                                      (.64)

Energy                                                     (4.71)
                                                           -----
                                                            8.42%
                                                           =====

         January was a turbulent month due to the underestimated slowdown of the U.S. economy and difficult transition between presidential administrations. The Federal Reserve intervened twice by lowering interest rates during the month a total of 100 basis points. The interest rate reductions resulted in gains in the Trust's long bond positions, but these were offset by losses in its Swiss and Sterling currency positions. The most noticeable turnaround for the month was the energy markets, which incurred the largest losses for the Trust. Overall, February was a mostly flat month for the Trust. The Federal Reserve's failure to lower interest rates ahead of its March meeting, and the continued declining consumer confidence, pushed U.S. equities lower, with the NASDAQ posting a new two-year low. This economic news was favorable to both the Trust's short equities positions and long bond positions. The energy markets continued to disappoint and this sector posted a loss for the month. The currency markets were mixed and ended flat for February. The first quarter ended well for the Trust. During the month of March, all markets were profitable, except the energy sector. In the midst of some painful trends in the global economy, the Trust's trading principles enabled it to ride the bear trend in equities while simultaneously benefiting from long fixed income positions.

Sharp price reversals in the equity, bond and energy markets resulted in a negative performance in April as many of the Trust's largest positions hit protective stops. The capitulation that caused the sharp downturn in equities in the first quarter was reversed as investors greeted a surprise 50 basis point rate cut by the Federal Reserve by pushing the equity markets substantially higher. The flight to quality that had caused the long bond to trade so strongly in March was abandoned as investors sold bonds to invest in stocks. May was a volatile month for many of the markets the Trust trades, but the Trust produced a positive result despite the adverse conditions. A strong U.S. dollar amid persistent signs of global economic weakness kept equity markets volatile, but the widely anticipated 50-point rate cut by the Federal Reserve was priced into the markets and had little effect when announced. The Trust made small profits in energy and interest rates and small losses in global stock indices and currency positions. Uncertainty plagued the global markets for the last few months of the second quarter, and there was no emergence of a solid trend to give investors and economists any meaningful indication of what the second half of 2001 held. This lack of market direction kept the Trust's performance relatively flat for the month of June and for the first half of the year. In June, the Trust was profitable in the global equity indices and currency markets, while the fixed income and energy markets erased all of those gains.

Most of the major U.S. stock and bond exchanges were negative while the Trust posted a positive month to start the third quarter. The ability to short global equity markets made stock indices the best performing sector for the month of July. Short-term interest rates were also positive; however, this was mostly offset by losses in the Japanese bond markets, which were under pressure from fiscal instability and uncertainty in Japan. Foreign exchange was down slightly on global concerns about the future of the U.S. "strong dollar" policy. August was another positive month for the Trust. The Trust profited from currency cross rates, long and short-term interest rates and equities. The losing sector was primarily the energy sector. September was a difficult month for most Americans and for many others whose lives will forever be impacted by the terrorist attacks of September 11th. However, despite the tumult, the Trust reported a positive month and third quarter. Currencies and cross rates were profitable as short dollar positions yielded solid returns. Long positions in both long and short-term interest rate instruments were profitable as investors sought safety when equity prices declined sharply. The major U.S. stock indices suffered their worst quarterly losses since 1987. The Trust's non-correlation with equities was evident as the Trust profited from a decline in global equity indices. Industrial metals were also profitable, while the highly volatile energy sector was the only unprofitable sector in September.

As the United States began to recover from the September 11th disaster, the country demonstrated unity and fortitude in the most challenging of circumstances. The Trust was positive during the month of October. The positive performance was led by interest rates, which were strong throughout the month and helped by the U.S. Treasury's announcement of the ending of the issuance of 30-year bonds. The energy and industrial metals sectors were also positive. These gains were partly offset by losses in the currency and stock indices sectors. In November, a sharp and totally unexpected increase in global interest rates resulted in the Trust's largest monthly decline since its inception. While statistically losses of this magnitude can occur, the speed of this loss caught the Trust's trading advisor by surprise. The continuing decline in U.S. interest rates initially accelerated after the U.S. Treasury announced it would stop issuing 30-year Treasury Bonds. However, with good news from Afghanistan, a sharp decline in energy prices, and a totally unexpected increase in retail sales for October, market sentiment changed abruptly. Equity prices rallied and interest rate instruments declined across the entire yield curve, all over the world. The Trust rebounded with a positive return in December. The majority of the gain for the month was made in currencies, primarily in the Japanese Yen. These gains were offset by losses in the interest rate sectors. The Trust was positive for the year, delivering modest profitability and effective portfolio diversification during an economically difficult year. 2001 will unfortunately be remembered as a year that brought pain and devastation to so many.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Standard of Materiality

         Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust's market sensitive instruments.

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

         Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

         In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2003, 2002 and 2001 and the trading gains/losses by market category for the years then ended. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 2003, 2002 and 2001, the Trust's total capitalization was approximately $351 million, $143 million and $69 million, respectively.

FISCAL YEAR 2003

                                                        % OF TOTAL      TRADING
MARKET SECTOR                     VALUE AT RISK       CAPITALIZATION   GAIN/LOSS*
-------------                     -------------       --------------   ----------
Currencies                         $ 16,132,000            4.59%        25.81 %
Interest Rates                       14,105,000            4.01%        (3.35)%
Stock Indices                        13,538,000            3.85%         5.76 %
Energy                                3,455,000            0.98%        (1.68)%
Metals                                   94,000            0.03%        (0.30)%
Agricultural                             75,000            0.02%        (1.11)%
                                   ------------           -----         -----
TOTAL                              $ 47,399,000           13.48%        25.13 %
                                   ============           =====         =====

         * - Of the 18.52% return for the year ended December 31, 2003, approximately 25.13% was due to trading gains (before commissions) and approximately 0.96% was due to interest income, offset by approximately 7.57% in brokerage fees, performance fees and operating costs borne by the Trust.

FISCAL YEAR 2002

                                                        % OF TOTAL      TRADING
MARKET SECTOR                     VALUE AT RISK       CAPITALIZATION   GAIN/LOSS*
-------------                     -------------       --------------   ----------
Currencies                         $ 4,935,000            3.46%          5.87 %
Energy                               3,487,000            2.44%         (2.34)%
Interest Rates                       2,027,000            1.42%         14.71 %
Stock Indices                        1,245,000            0.87%          3.47 %
Metals                                 383,000            0.27%         (0.34)%
Agricultural                           356,000            0.25%         (0.39)%
                                   -----------            ----          -----
TOTAL                              $12,433,000            8.71%         20.98 %
                                   ===========            ====          =====

         * - Of the 14.62% return for the year ended December 31, 2002, approximately 20.98% was due to trading gains (before commissions) and approximately 1.57% was due to interest income, offset by approximately 7.93% in brokerage fees, performance fees and operating costs borne by the Trust.

FISCAL YEAR 2001

                                                        % OF TOTAL      TRADING
MARKET SECTOR                     VALUE AT RISK       CAPITALIZATION   GAIN/LOSS*
-------------                     -------------       --------------   ----------
Currencies                         $ 3,340,000            4.84%          8.97 %
Stock Indices                        1,086,000            1.57%          1.17 %
Interest Rates                         927,000            1.34%          3.49 %
Energy                                 922,000            1.33%         (4.71)%
Agricultural                            77,000            0.11%          0.14 %
Metals                                  57,000            0.08%         (0.64)%
                                   -----------            ----           ----
TOTAL                              $ 6,409,000            9.27%          8.42 %
                                   ===========            ====           ====

         * - Of the 5.96% return for the year ended December 31, 2001, approximately 8.42% was due to trading gains (before commissions) and approximately 3.41% was due to interest income, offset by approximately 5.87% in brokerage fees, performance fees and operating costs borne by the Trust.

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk tables - as well as the past performance of the Trust - give no indication of this "risk of ruin."

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         The following qualitative disclosures regarding the Trust's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

         The following were the primary trading risk exposures of the Trust as of December 31, 2003, by market sector.

Currencies

         Exchange rate risk is the principal market exposure of the Trust. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

Interest Rates

         Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

Stock Indices

         The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of December 31, 2003, the Trust's primary exposures were in the DAX (Germany), Euro STOXX 50, S&P 500 (USA), NASDAQ (USA), FTSE (U.K.), and IBEX (Spain) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

         The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2003, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 2% of the Trust portfolio's during 2003.

Agricultural

         During 2003, the Trust's agricultural exposure was to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector was 1% to 5% of the Trust's portfolio during 2003.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Trust as of December 31, 2003.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         The means by which the Trust and Campbell & Company, severally, attempt to manage the risk of the Trust's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on Page 24 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company's directors and executive officers are as follows:

THERESA D. BECKS, born in 1963, joined Campbell & Company in June 1991 and has served as the CHIEF FINANCIAL OFFICER and TREASURER since 1992, and SECRETARY and a DIRECTOR since 1994. In addition to her role as CFO, Ms. Becks also oversees administration, compliance and trade operations. Ms. Becks is currently a member of the Board of Directors of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.

D. KEITH CAMPBELL, born in 1942, has served as the CHAIRMAN OF THE BOARD OF DIRECTORS of Campbell & Company since it began operations, was President until 1994, and was Chief Executive Officer until 1997. Mr. Campbell is the majority voting stockholder of Campbell & Company. From 1971 to 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell is an Associated Person of Campbell & Company.

WILLIAM C. CLARKE, III, born in 1951, joined Campbell & Company in June 1977 and has served as an EXECUTIVE VICE PRESIDENT since 1991 and a DIRECTOR since 1984. Mr. Clarke holds a B.S. in Finance from Lehigh University where he graduated in 1973. Mr. Clarke currently oversees all aspects of research, which involves the development of proprietary trading models and portfolio management methods. Mr. Clarke is an Associated Person of Campbell & Company.

BRUCE L. CLELAND, born in 1947, joined Campbell & Company in January 1993 and has served as PRESIDENT and a DIRECTOR since 1994, and CHIEF EXECUTIVE OFFICER since 1997. Mr. Cleland has worked in the international derivatives industry since 1973, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland is an Associated Person of Campbell & Company.

KEVIN M. HEERDT, born in 1958, joined Campbell & Company in March 2003 as Executive Vice President-Research and was appointed EXECUTIVE VICE PRESIDENT-RESEARCH AND INFORMATION TECHNOLOGY in November 2003. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies, as well as providing managerial oversight of the information technology team. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.

JAMES M. LITTLE, born in 1946, joined Campbell & Company in April 1990 and has served as EXECUTIVE VICE PRESIDENT-BUSINESS Development and a DIRECTOR since 1992. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of

A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.

CRAIG A. WEYNAND, born in 1969, joined Campbell & Company in October 2003 as VICE PRESIDENT and has served as GENERAL COUNSEL since November 2003. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of trade operations. From May 1990 to September 2003, Mr. Weynand was employed by Morgan Stanley, serving as Senior Trader for Morgan Stanley Futures and Currency Management Inc., a commodity trading advisor, until 1998 and as Vice President - Director of Product Origination & Analysis for the Morgan Stanley Managed Futures Department until his departure. Mr. Weynand holds a B.S. in International Business and Marketing and an M.B.A. in Economics from New York University, and a J.D. from the Fordham University School of Law. Mr. Weynand is a member of the New York State Bar and serves on the Government Relations Committee of the Managed Funds Association. Mr. Weynand is an Associated Person of Campbell & Company.

C. DOUGLAS YORK, born in 1958, has been employed by Campbell & Company since November 1992, was appointed a Senior Vice President-Trading in 1997, and has served as EXECUTIVE VICE PRESIDENT-TRADING since 2003. His duties include managing daily trade execution for the assets under Campbell & Company's management. From 1991 to 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

RICHARD M. BELL, SENIOR VICE PRESIDENT - TRADING, retired as of January 1, 2004.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Theresa D. Becks qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

CODE OF ETHICS

Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, controller, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company's corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.

ITEM 11. EXECUTIVE COMPENSATION

         The Trust does not itself have any officers, directors or employees. The Trust pays management fees and performance fees to Campbell & Company. The directors and managing officers of Campbell & Company are remunerated by Campbell & Company in their respective positions. The directors and managing officers receive no "other compensation" from the Trust. There are no compensation plans or arrangements relating to a change in control of either the Trust or Campbell & Company.

         Campbell & Company receives from the Trust (i) a monthly management fee of 1/3 of 1% of the Trust's month-end net assets, totaling approximately 4% of average month-end net assets per year; and (ii) a quarterly performance fee of 20% of the aggregate cumulative appreciation in the net asset value per Unit at the end of each quarter, exclusive of appreciation attributable to interest income. Campbell & Company may pay a portion or all of its monthly management fee on an ongoing basis to selected selling agents who have sold the units, in return for their provision of ongoing services to the Unitholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         (a) Security Ownership of Certain Beneficial Owners. As of December 31, 2003, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

         (b) Security Ownership of Management. As of December 31, 2003, Campbell & Company owned 20.360 Units of Beneficial Interest having a value of $45,242.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a) Audit Fees

             The aggregate fees billed for professional services rendered by Arthur F. Bell, Jr. & Associates, L.L.C. ("AFB") for the audit of the Trust's annual financial statements, for review of financial statements included in the Trust's Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2003 and 2002 were $27,190 and $6,550, respectively.

         (b) Audit Related Fees

             The aggregate fees billed by AFB for the monthly recalculation of the Trust's net asset value for the years ended December 31, 2003 and 2002 were $6,900 and $6,900, respectively.

         (c) Tax Fees

             The aggregate fees billed by AFB for professional services rendered for the preparation and filing of the Trust's Schedule K-1s and all necessary federal and state tax returns for the years ended December 31, 2003 and 2002 were $24,312 and $14,788, respectively. During the years ended December 31, 2003 and 2002, a total of 1,412 and 712 individual investor K-1s, respectively, were distributed to the Unitholders.

         (d) All Other Fees

             The aggregate fees and expenses billed by AFB for professional services, and related cost reimbursements for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Trust's monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2003 and 2002 were $30,142 and $12,610, respectively. During the years ended December 31, 2003 and 2002, a total of 26,046 and 12,274 monthly account statements respectively, were distributed to Unitholders.

         (e) The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The Following documents are filed as part of this report:

                  (1)      See Financial Statements beginning on page 24 hereof.

                  (2)      Schedules:

                           Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                  (3)      Exhibits

Exhibit Number                  Description of Document
--------------                  -----------------------
1.01              Form of Selling Agreement among the Registrant, Campbell &
                  Company and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No.
                  0-50264) filed on April 30, 2003.)

3.01              Articles and Plan of Merger of the Campbell Fund Limited
                  Partnership with and into the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30,
                  2003.)

3.02 Declaration of Trust and Trust Agreement of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30, 2003.)

3.03              Certificate of Trust of the Registrant dated January 2, 1996.
                  (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30, 2003.)

10.01             Advisory Agreement between the Registrant and Campbell &
                  Company. (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30,
                  2003.)

10.02 Customer Agreement between the Registrant, Campbell & Company and ABN AMRO Incorporated. (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30, 2003.)

10.03             Form of Subscription Agreement and Power of Attorney.
                  (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30, 2003.)

10.04 International Swap Dealers Association, Inc. Master Agreement between the Registrant, Campbell & Company and ABN AMRO Bank,
                  N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant's Form 10 (No. 0-50264) filed on April 30, 2003.)

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

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.

                                            THE CAMPBELL FUND TRUST

                                            By: CAMPBELL & COMPANY, INC.
                                            Managing Operator

                                            By: /s/ Theresa D. Becks
                                                --------------------------------
                                            Theresa D. Becks
                                            Chief Financial Officer, Secretary,
                                            Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 24, 2004.

       Signature                                     Capacity
       ---------                                     --------
/s/ D. Keith Campbell
----------------------------
D.Keith Campbell                           Chairman of the Board

/s/ William C. Clarke, III
----------------------------
William C. Clarke, III                     Executive Vice President and
                                           Director

/s/ Bruce L. Cleland
----------------------------
Bruce L. Cleland                           President, Chief Executive Officer
                                           and Director

/s/ Theresa D. Becks
----------------------------
Theresa D. Becks                           Chief Financial Officer,  Secretary,
                                           Treasurer and Director

/s/ James M. Little
----------------------------
James M. Little                            Executive Vice President and Director

/s/ C. Douglas York
----------------------------
C. Douglas York                            Executive Vice President and Director

                             THE CAMPBELL FUND TRUST

                                  ANNUAL REPORT

                                December 31, 2003

                             THE CAMPBELL FUND TRUST
                                      INDEX

                                                                           PAGES
                                                                           -----
INDEPENDENT AUDITOR'S REPORT                                                  26

FINANCIAL STATEMENTS

Statements of Financial Condition
December 31, 2003 and 2002                                                    27

Condensed Schedule of Investments
December 31, 2003                                                             28

Statements of Operations For the Years
Ended December 31, 2003, 2002 and 2001                                        29

Statements of Cash Flows For the Years
Ended December 31, 2003, 2002 and 2001                                        30

Statements of Changes in Partners' Capital (Net Asset Value)
For the Years Ended December 31, 2003, 2002 and 2001                          31

Notes to Financial Statements                                              32-36

                          INDEPENDENT AUDITOR'S REPORT

To the Unitholders
The Campbell Fund Trust

We have audited the accompanying statements of financial condition of The Campbell Fund Trust as of December 31, 2003 and 2002, including the December 31, 2003 condensed schedule of investments, and the related statements of operations, cash flows and changes in unitholders' capital (net asset value) for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2003 and 2002, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
February 6, 2004

                             THE CAMPBELL FUND TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2003 and 2002

                                                            2003              2002
                                                        ------------      ------------
ASSETS
    Equity in broker trading accounts
       Cash                                             $ 10,949,208      $  4,746,830
       United States government securities               144,322,133        65,117,609
       Unrealized gain on open contracts                   6,048,369         2,286,576
                                                        ------------      ------------

              Deposits with broker                       161,319,710        72,151,015

    Cash and cash equivalents                            115,561,739        54,711,968
    United States government securities                   89,943,762        50,948,342
    Unrealized gain on open forward contracts             11,809,140         2,100,975
                                                        ------------      ------------

              Total assets                              $378,634,351      $179,912,300
                                                        ============      ============

LIABILITIES
    Accounts payable                                    $     46,488      $     36,694
    Commissions and other trading fees
       on open contracts                                      83,342            31,942
    Management fee                                         1,184,980           477,171
    Performance fee                                        2,717,685                 0
    Prepaid subscriptions                                 23,010,493        33,355,435
    Subscription deposits                                          0         3,337,000
                                                        ------------      ------------

              Total liabilities                           27,042,988        37,238,242
                                                        ------------      ------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Operator - 20.360 units outstanding
       at December 31, 2003 and 2002                          45,242            38,174
    Unitholders - 158,203.505 and 76,075.368 units
       outstanding at December 31, 2003 and 2002         351,546,121       142,635,884
                                                        ------------      ------------

              Total unitholders' capital
                 (Net Asset Value)                       351,591,363       142,674,058
                                                        ------------      ------------

                                                        $378,634,351      $179,912,300
                                                        ============      ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003

UNITED STATES GOVERNMENT SECURITIES

              MATURITY                                                                             % OF NET
FACE VALUE      DATE        DESCRIPTION                                          VALUE           ASSET VALUE
----------      ----        -----------                                          -----           -----------
$65,000,000   02/19/04   U.S. Treasury Bill                                  $ 64,919,830          18.46 %
$45,000,000   01/02/04   U.S. Treasury Bill                                    44,998,888          12.80 %
$40,000,000   03/11/04   U.S. Treasury Bill                                    39,931,944          11.36 %
$33,000,000   01/08/04   U.S. Treasury Bill                                    32,994,385           9.38 %
$22,500,000   03/25/04   U.S. Treasury Bill                                    22,454,588           6.39 %
$21,000,000   02/12/04   U.S. Treasury Bill                                    20,977,460           5.97 %
$ 8,000,000   02/26/04   U.S. Treasury Bill                                     7,988,800           2.27 %
                                                                             ------------          -----

                         TOTAL UNITED STATES GOVERNMENT SECURITIES
                         (COST, INCLUDING ACCRUED INTEREST, - $234,265,895)  $234,265,895          66.63 %
                                                                             ============          =====

LONG FUTURES CONTRACTS

                                                                                                 % OF NET
                         DESCRIPTION                                             VALUE          ASSET VALUE
                         -----------                                             -----          -----------
                         Agricultural                                         $     9,600           0.00 %
                         Energy                                                 1,163,847           0.33 %
                         Metals                                                   543,990           0.16 %
                         Short-term interest rates                                597,526           0.17 %
                         Long-term interest rates                                (917,473)         (0.26)%
                         Stock indices                                          5,214,137           1.48 %
                                                                              -----------           ----
                         TOTAL LONG FUTURES CONTRACTS                         $ 6,611,627           1.88 %
                                                                              -----------           ----

SHORT FUTURES CONTRACTS

                                                                                                 % OF NET
                         DESCRIPTION                                           VALUE            ASSET VALUE
                         -----------                                           -----            -----------
                         Agricultural                                        $   (55,556)          (0.01)%
                         Metals                                                  (68,464)          (0.02)%
                         Short-term interest rates                                 4,933            0.00 %
                         Long-term interest rates                               (444,171)          (0.13)%
                                                                             -----------             ----
                         TOTAL SHORT FUTURES CONTRACTS                       $  (563,258)          (0.16)%
                                                                             -----------             ----
                         TOTAL FUTURES CONTRACTS                             $ 6,048,369            1.72 %
                                                                             ===========            ====

FORWARD CURRENCY CONTRACTS

                                                                                                 % OF NET
                         DESCRIPTION                                             VALUE          ASSET VALUE
                         -----------                                             -----          -----------
                         Various long forward currency contracts            $  23,784,589           6.77 %
                         Various short forward currency contracts             (11,975,449)         (3.41)%
                                                                            -------------          -----
                         TOTAL FORWARD CURRENCY CONTRACTS                   $  11,809,140           3.36 %
                                                                            =============          =====

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                        2003               2002               2001
                                                        ----               ----               ----
TRADING GAINS
    Futures trading gains (losses)
       Realized                                     $(15,973,938)      $ 12,034,345       $  1,725,160
       Change in unrealized                            3,761,793          2,485,339         (1,921,531)
       Brokerage commissions                          (1,097,308)          (484,788)          (278,040)
                                                    ------------       ------------       ------------

              Gain (loss) from futures trading       (13,309,453)        14,034,896           (474,411)
                                                    ------------       ------------       ------------

    Forward trading gains (losses)
       Realized                                       61,318,645          6,956,076            884,232
       Change in unrealized                            9,708,165         (1,262,834)         3,396,527
       Brokerage commissions                            (122,545)           (52,459)           (30,617)
                                                    ------------       ------------       ------------

              Gain from forward trading               70,904,265          5,640,783          4,250,142
                                                    ------------       ------------       ------------

              Total trading gains                     57,594,812         19,675,679          3,775,731
                                                    ------------       ------------       ------------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                                 2,608,007          1,544,116          1,649,500
                                                    ------------       ------------       ------------
    Expenses
       Management fee                                 10,875,410          3,959,969          1,946,431
       Performance fee                                 8,420,623          3,224,518            544,513
       Operating expenses                                115,388             61,493             42,315
                                                    ------------       ------------       ------------

              Total expenses                          19,411,421          7,245,980          2,533,259
                                                    ------------       ------------       ------------

              Expenses net of interest income        (16,803,414)        (5,701,864)          (883,759)
                                                    ------------       ------------       ------------

              NET INCOME                            $ 40,791,398       $ 13,973,815       $  2,891,972
                                                    ============       ============       ============

NET INCOME PER MANAGING OPERATOR
    AND UNITHOLDERS UNIT
       (based on weighted average number
       of units outstanding during the year)        $     319.99       $     247.02       $      95.31
                                                    ============       ============       ============

INCREASE IN NET ASSET VALUE
    PER MANAGING OPERATOR AND
    UNITHOLDERS UNIT                                $     347.18       $     239.20       $      92.04
                                                    ============       ============       ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                2003                2002                2001
                                                                ----                ----                ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net income                                               $  40,791,398       $  13,973,815       $   2,891,972
      Adjustments to reconcile net income to
         net cash (for) operating activities
             Net change in unrealized                         (13,469,958)         (1,222,505)         (1,474,996)
             Increase (decrease) in accounts payable
                and accrued expenses                            3,486,688             278,679            (248,094)
             Net (purchases) of investments in
                United States government securities          (118,199,944)        (70,185,206)        (29,120,005)
                                                            -------------       -------------       -------------

                   Net cash (for) operating activities        (87,391,816)        (57,155,217)        (27,951,123)
                                                            -------------       -------------       -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Addition of units                                          177,832,783          66,865,293          37,478,311
   (Increase) decrease in subscriptions receivable                      0              24,405             (24,405)
   Increase (decrease) in subscription deposits                (3,337,000)          3,337,000                   0
   Increase (decrease) in prepaid subscriptions               (10,344,942)         27,732,672           4,789,715
   Redemption of units                                         (9,706,876)         (7,298,981)         (2,791,471)
   Increase (decrease) in redemptions payable                           0            (143,389)            143,389
                                                            -------------       -------------       -------------

                   Net cash from financing activities         154,443,965          90,517,000          39,595,539
                                                            -------------       -------------       -------------

Net increase in cash and cash equivalents                      67,052,149          33,361,783          11,644,416

CASH AND CASH EQUIVALENTS
   Beginning of year                                           59,458,798          26,097,015          14,452,599
                                                            -------------       -------------       -------------

   End of year                                              $ 126,510,947       $  59,458,798       $  26,097,015
                                                            =============       =============       =============

End of year cash and cash equivalents consists of:
   Cash in broker trading accounts                          $  10,949,208       $   4,746,830       $   5,006,361
   Cash and cash equivalents                                  115,561,739          54,711,968          21,090,654
                                                            -------------       -------------       -------------

                   Total end of year cash and
                       cash equivalents                     $ 126,510,947       $  59,458,798       $  26,097,015
                                                            =============       =============       =============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Years Ended December 31, 2003, 2002 and 2001

                                                                        Unitholders' Capital
                                        Total           ----------------------------------------------------
                                      Number of           Managing
                                        Units             Operator          Unitholders           Total
                                     -----------        -------------      -------------       -------------
Balances at
    December 31, 2000                 20,441.416        $      31,429      $  31,523,690       $  31,555,119

Net income for the year
    ended December 31, 2001                                     1,874          2,890,098           2,891,972

Additions                             23,536.321                    0         37,478,311          37,478,311

Redemptions                           (1,712.790)                   0         (2,791,471)         (2,791,471)
                                     -----------        -------------      -------------       -------------
Balances at
    December 31, 2001                 42,264.947               33,303         69,100,628          69,133,931

Net income for the year
    ended December 31, 2002                                     4,871         13,968,944          13,973,815

Additions                             38,309.344                    0         66,865,293          66,865,293

Redemptions                           (4,478.563)                   0         (7,298,981)         (7,298,981)
                                     -----------        -------------      -------------       -------------
Balances at
    December 31, 2002                 76,095.728               38,174        142,635,884         142,674,058

Net income for the year
    ended December 31, 2003                                     7,068         40,784,330          40,791,398

Additions                             86,831.994                    0        177,832,783         177,832,783

Redemptions                           (4,703.857)                   0         (9,706,876)         (9,706,876)
                                     -----------        -------------      -------------       -------------
Balances at
    December 31, 2003                158,223.865        $      45,242      $ 351,546,121       $ 351,591,363
                                     ===========        =============      =============       =============

               NET ASSET VALUE PER UNIT
--------------------------------------------------------
                     December 31,
  2003                   2002                   2001
  ----                   ----                   ----
$2,222.11              $1,874.93              $1,635.73
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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         G.       Reclassification

                  Certain amounts in the 2002 and 2001 financial statements were reclassified to conform with the 2003 presentation.

Note 2. MANAGING OPERATOR AND COMMODITY TRADING ADVISOR

         The managing operator of the Trust is Campbell & Company, Inc., (Campbell & Company) which conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust.

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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3. TRUSTEE

         The trustee of the Trust is Delaware Trust Capital Management, Inc., a Delaware banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4. DEPOSITS WITH BROKER

         The Trust deposits assets with ABN AMRO Incorporated to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust pays interest if deposits are below required levels and earns interest on excess deposits with the broker.

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective January 1, 2004 and 2003, additions of $23,010,493 and $36,947,639, respectively, were made to the Trust. At December 31, 2002, amounts received by the Trust from prospective Unitholders who were not admitted to the Trust effective January 1, 2003 by the managing operator totaled $3,337,000.

         The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At December 31, 2003 and 2002, there were requests for redemptions of $1,515,033 and $984,977 effective January 1, 2004 and 2003, respectively.

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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at December 31, 2003 and 2002 were $234,265,895 and $116,065,951, respectively, which equals 67%
         and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2003 and 2002 was $92,308,440 and $17,326,794, respectively, which equals 26% and 12% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                     Futures Contracts                    Forward Contracts
                                     (exchange traded)                  (non-exchange traded)
                              December 31,       December 31,      December 31,       December 31,
                                  2003               2002              2003               2002
                                  ----               ----              ----               ----
Gross unrealized gains         $ 8,084,457       $ 3,302,917       $ 25,390,198       $ 12,818,638
Gross unrealized losses         (2,036,088)       (1,016,341)       (13,581,058)       (10,717,663)
                               -----------       -----------       ------------       ------------

Net unrealized gain (loss)     $ 6,048,369       $ 2,286,576       $ 11,809,140       $  2,100,975
                               ===========       ===========       ============       ============

         Open contracts generally mature within three months; as of December 31, 2003, the latest maturity date for open futures contracts is September 2004, and the latest maturity date for open forward contracts is March 2004. However, the Trust intends to close all contracts prior to maturity.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

Note 7. FINANCIAL HIGHLIGHTS

         The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2003, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                                                      2003           2002           2001
                                                                      ----           ----           ----
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year                      $1,874.93      $1,635.73       $1,543.69
                                                                   ---------      ---------       ---------
Income (loss) from operations:
     Total trading gains (1)                                          479.00         339.99          121.16
     Expenses net of interest income (1)                             (131.82)       (100.79)         (29.12)
                                                                   ---------      ---------       ---------

           Total income from operations                               347.18         239.20           92.04
                                                                   ---------      ---------       ---------

Net asset value per unit at end of year                            $2,222.11      $1,874.93       $1,635.73
                                                                   =========      =========       =========

TOTAL RETURN                                                           18.52 %        14.62 %          5.96 %
                                                                   =========      =========       =========

SUPPLEMENTAL DATA

Ratios to average net asset value:
     Expenses prior to performance fee                                 (4.03)%        (4.10)%         (4.11)%
     Performance fee                                                   (3.09)%        (3.29)%         (1.12)%
                                                                   ---------      ---------       ---------

           Total expenses                                              (7.12)%        (7.39)%         (5.23)%
                                                                   =========      =========       =========

     Expenses net of interest income (2)                               (3.08)%        (2.52)%         (0.70)%
                                                                   =========      =========       =========

         Total returns are calculated based on the change in value of a unit during the year. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

         -----------------------
         (1) Expenses net of interest income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

         (2)      Excludes performance fee.

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