Form 10-Q
period 2004-03-31
CAMPBELL FUND TRUST
filed 2004-05-14
CIK 1043951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________________

Commission File number: 0-50264

                             THE CAMPBELL FUND TRUST
                             -----------------------
               (Exact name of registrant as specified in charter)

       Delaware                                           94-6260018
----------------------                       ----------------------------------
(State of Organization)                     (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
                            -------------------------
          (Address of principal executive offices, including zip code)

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

Yes [ ]     No [X]

                            Total number of Pages: 26

                                                                                              PAGE
                                                                                              ----
        Item 1.    Financial Statements

                   Statements of Financial Condition as of March 31, 2004 (Unaudited)
                   and December 31, 2003 (Audited)                                                3

                   Condensed Schedule of Investments as of March 31, 2004 (Unaudited)
                   and December 31, 2003 (Audited)                                              4-5

                   Statements of Operations for the Three Months Ended
                   March 31, 2004 and 2003 (Unaudited)                                            6

                   Statements of Cash Flows for the Three Months Ended
                   March 31, 2004 and 2003 (Unaudited)                                            7

                   Statements of Changes in Partners' Capital (Net Asset Value)
                   for the Three Months Ended March 31, 2004 and 2003 (Unaudited)                 8

                   Notes to Financial Statements (Unaudited)                                   9-13

        Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                      14-18

        Item 3.    Quantitative and Qualitative Disclosure About Market Risk                  18-23

        Item 4.    Controls and Procedures                                                       24

PART II - OTHER INFORMATION                                                                      25

        Item 6.    Exhibits and Reports on Form 8-K                                              25

SIGNATURES

CERTIFICATIONS

                             THE CAMPBELL FUND TRUST
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                              March 31,       December 31,
                                                                2004              2003
                                                                ----              ----
ASSETS
    Equity in broker trading accounts
       Cash                                                 $  17,326,289    $  10,949,208
       United States government securities                    211,700,616      144,322,133
       Unrealized gain on open futures contracts               12,685,589        6,048,369
                                                            -------------    -------------
              Deposits with broker                            241,712,494      161,319,710

    Cash and cash equivalents                                 165,930,776      115,561,739
    United States government securities                       129,946,712       89,943,762
    Unrealized gain (loss) on open forward                     (1,991,302)      11,809,140
                                                            -------------    -------------

              Total assets                                  $ 535,598,680    $ 378,634,351
                                                            =============    =============

LIABILITIES
    Accounts payable                                        $      26,144    $      46,488
    Commissions and other trading fees
       on open contracts                                           78,086           83,342
    Management fee                                              1,615,550        1,184,980
    Performance fee                                            14,543,381        2,717,685
    Prepaid subscriptions                                      50,829,533       23,010,493
                                                            -------------    -------------
              Total liabilities                                67,092,694       27,042,988
                                                            -------------    -------------

UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Operator - 20.360 units
       outstanding at March 31, 2004 and
       December 31, 2003                                           51,778           45,242
    Other Unitholders - 184,201.801 and 158,203.505
       units outstanding at March 31, 2004 and
       December 31, 2003                                      468,454,208      351,546,121
                                                            -------------    -------------
              Total unitholders' capital
                 (Net Asset Value)                            468,505,986      351,591,363
                                                            -------------    -------------

                                                            $ 535,598,680    $ 378,634,351
                                                            =============    =============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                  MATURITY                                                                                         % OF NET
FACE VALUE          DATE             DESCRIPTION                                                   VALUE          ASSET VALUE
----------          ----             -----------                                                   -----          -----------
$85,000,000      04/01/2004          U.S. Treasury Bill                                        $  85,000,000         18.14%
$70,000,000      06/10/2004          U.S. Treasury Bill                                           69,874,097         14.91%
$65,000,000      05/20/2004          U.S. Treasury Bill                                           64,922,076         13.86%
$40,000,000      06/24/2004          U.S. Treasury Bill                                           39,915,067          8.52%
$35,000,000      05/13/2004          U.S. Treasury Bill                                           34,963,046          7.46%
$32,000,000      04/08/2004          U.S. Treasury Bill                                           31,994,742          6.83%
$15,000,000      05/27/2004          U.S. Treasury Bill                                           14,978,300          3.20%
                                                                                               -------------         -----
                                     TOTAL UNITED STATES GOVERNMENT SECURITIES
                                      (COST,  INCLUDING ACCRUED INTEREST, - $341,647,328)      $ 341,647,328         72.92%
                                                                                               =============         =====

LONG FUTURES CONTRACTS

                                                                                                                   % OF NET
                                     DESCRIPTION                                                   VALUE          ASSET VALUE
                                     -----------                                                   -----          -----------
                                     Agriculture                                               $     359,363          0.08%
                                     Energy                                                          399,609          0.09%
                                     Metals                                                           39,997          0.01%
                                     Stock indices                                                   759,627          0.16%
                                     Short-term interest rates                                     2,072,954          0.44%
                                     Long-term interest rates                                      9,416,644          2.01%
                                                                                               -------------          ----

                                     TOTAL LONG FUTURES CONTRACTS                              $  13,048,194          2.79%
                                                                                               -------------          ----

SHORT FUTURES CONTRACTS

                                                                                                                   % OF NET
                                     DESCRIPTION                                                   VALUE          ASSET VALUE
                                     -----------                                                   -----          -----------
                                     Agriculture                                               $     104,080         0.02 %
                                     Metals                                                          (24,973)       (0.01)%
                                     Stock indices                                                  (455,909)       (0.09)%
                                     Short-term interest rates                                        14,197         0.00 %
                                                                                               -------------         ----
                                     TOTAL SHORT FUTURES CONTRACTS                             $    (362,605)       (0.08)%
                                                                                               -------------         ----
                                     TOTAL FUTURES CONTRACTS                                   $  12,685,589         2.71 %
                                                                                               =============         ====

FORWARD CURRENCY CONTRACTS

                                                                                                                   % OF NET
                                     DESCRIPTION                                                   VALUE          ASSET VALUE
                                     -----------                                                   -----           -----------
                                     Various long forward currency contracts                   $   8,794,151         1.88 %
                                     Various short forward currency contracts                    (10,785,453)       (2.30)%
                                                                                               -------------         ----
                                     TOTAL FORWARD CURRENCY CONTRACTS                          $  (1,991,302)       (0.42)%
                                                                                               =============         ====

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003
                                    (Audited)

UNITED STATES GOVERNMENT SECURITIES

                  MATURITY                                                                                          % OF NET
FACE VALUE          DATE            DESCRIPTION                                                      VALUE         ASSET VALUE
----------          ----            -----------                                                      -----         -----------
$65,000,000       02/19/04          U.S. Treasury Bill                                         $   64,919,830         18.46%
$45,000,000       01/02/04          U.S. Treasury Bill                                             44,998,888         12.80%
$40,000,000       03/11/04          U.S. Treasury Bill                                             39,931,944         11.36%
$33,000,000       01/08/04          U.S. Treasury Bill                                             32,994,385          9.38%
$22,500,000       03/25/04          U.S. Treasury Bill                                             22,454,588          6.39%
$21,000,000       02/12/04          U.S. Treasury Bill                                             20,977,460          5.97%
$ 8,000,000       02/26/04          U.S. Treasury Bill                                              7,988,800          2.27%
                                                                                               --------------         -----
                                    TOTAL UNITED STATES GOVERNMENT SECURITIES
                                        (COST,  INCLUDING ACCRUED INTEREST, - $234,265,895)    $  234,265,895         66.63%
                                                                                               ==============         =====

LONG FUTURES CONTRACTS

                                                                                                                    % OF NET
                                    DESCRIPTION                                                      VALUE         ASSET VALUE
                                    -----------                                                      -----         -----------
                                    Agricultural                                               $        9,600         0.00 %
                                    Energy                                                          1,163,847         0.33 %
                                    Metals                                                            543,990         0.16 %
                                    Short-term interest rates                                         597,526         0.17 %
                                    Long-term interest rates                                         (917,473)       (0.26)%
                                    Stock indices                                                   5,214,137         1.48 %
                                                                                               --------------        -----
                                    TOTAL LONG FUTURES CONTRACTS                               $    6,611,627         1.88 %
                                                                                               --------------        -----

SHORT FUTURES CONTRACTS

                                                                                                                    % OF NET
                                    DESCRIPTION                                                      VALUE         ASSET VALUE
                                    -----------                                                      -----         -----------
                                    Agricultural                                               $      (55,556)       (0.01)%
                                    Metals                                                            (68,464)       (0.02)%
                                    Short-term interest rates                                           4,933         0.00 %
                                    Long-term interest rates                                         (444,171)       (0.13)%
                                                                                               --------------        -----
                                    TOTAL SHORT FUTURES CONTRACTS                              $     (563,258)       (0.16)%
                                                                                               --------------        -----
                                    TOTAL FUTURES CONTRACTS                                    $    6,048,369         1.72 %
                                                                                               ==============        =====

FORWARD CURRENCY CONTRACTS

                                                                                                                    % OF NET
                                    DESCRIPTION                                                      VALUE         ASSET VALUE
                                    -----------                                                      -----         -----------
                                    Various long forward currency contracts                    $   23,784,589         6.77 %
                                    Various short forward currency contracts                      (11,975,449)       (3.41)%
                                                                                               ---------------       -----
                                    TOTAL FORWARD CURRENCY CONTRACTS                           $   11,809,140         3.36 %
                                                                                               ==============        =====

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                    2004           2003
                                                    ----           ----
TRADING GAINS
    Futures trading gains (losses)
       Realized                                 $ 43,182,258    $ 12,442,476
       Change in unrealized                        6,637,220      (1,583,801)
       Brokerage commissions                        (386,045)       (166,415)
                                                ------------    ------------
              Gain from futures trading           49,433,433      10,692,260
                                                ------------    ------------
    Forward trading gains (losses)
       Realized                                   38,138,407      15,502,224
       Change in unrealized                      (13,800,442)     (2,957,635)
       Brokerage commissions                         (27,845)        (24,959)
                                                ------------    ------------
              Gain from forward trading           24,310,120      12,519,630
                                                ------------    ------------
              Total trading gains                 73,743,553      23,211,890
                                                ------------    ------------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                               925,310         566,822
                                                ------------    ------------
    Expenses
       Brokerage fee                               4,422,262       2,150,285
       Performance fee                            14,594,954       3,550,181
       Operating expenses                             39,168          17,174
                                                ------------    ------------
              Total expenses                      19,056,384       5,717,640
                                                ------------    ------------
              Expenses net of interest income     18,131,074       5,150,818
                                                ------------    ------------
              NET INCOME                        $ 55,612,479    $ 18,061,072
                                                ============    ============
NET INCOME PER MANAGING OWNER AND
    OTHER UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)        $     317.17    $     178.58
                                                ============    ============
INCREASE IN NET ASSET VALUE PER
    MANAGING OWNER AND OTHER UNITHOLDER UNIT    $     321.05    $     194.17
                                                ============    ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                  2004             2003
                                                                  ----             ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                $  55,612,479    $  18,061,072
    Adjustments to reconcile net income to net cash
       from (for) operating activities
          Net change in unrealized                                7,163,222        4,541,436
          Increase in accounts payable and accrued expenses      12,230,666        3,820,710
          Net (purchases) of investments in United States
              government securities                            (107,381,433)     (49,933,899)
                                                              -------------    -------------

                 Net cash (for) operating activities            (32,375,066)     (23,510,681)
                                                              -------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                            66,529,783       64,572,991
    Increase in subscriptions deposits                           27,819,040       74,802,351
    Increase (decrease) in prepaid subscriptions                                  (3,236,987)
    Redemption of units                                          (5,227,639)      (2,080,700)
    Increase in redemptions payable                                       0          660,775
                                                              -------------    -------------

                 Net cash from financing activities              89,121,184      134,718,430
                                                              -------------    -------------

Net increase in cash                                             56,746,118      111,207,749

CASH AND CASH EQUIVALENTS
    Beginning of period                                         126,510,947       59,458,798
                                                              -------------    -------------

    End of period                                             $ 183,257,065    $ 170,666,547
                                                              =============    =============

End of period cash consists of:
    Cash in broker trading accounts                           $  17,326,289    $   3,498,443
    Cash                                                        165,930,776      167,168,104
                                                              -------------    -------------

                 Total end of period cash                     $ 183,257,065    $ 170,666,547
                                                              =============    =============

                             See accompanying notes.

                            THE CAMPBELL FUND TRUST
        STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2004 and 2003
                                  (Unaudited)

                                                                   Unitholders' Capital
                                        ---------------------------------------------------------------------------------
                                          Managing Operator         Other Unitholders                   Total
                                        --------------------    --------------------------    ---------------------------
                                         Units        Amount       Units         Amount          Units          Amount
                                         -----        ------       -----         ------          -----          ------
THREE MONTHS ENDED
    MARCH 31, 2004

Balances at
    December 31, 2003                   20.360       $45,242    158,203.505   $351,546,121    158,223.865    $351,591,363
Net income for the three months
    ended March 31, 2004                               6,536                    55,605,943                     55,612,479
Additions                                0.000             0     28,256.490     66,529,783     28,256.490      66,529,783
Redemptions                              0.000            (0)    (2,258.194)    (5,227,639)    (2,258.194)     (5,227,639)
                                        ------       -------    -----------   ------------    -----------    ------------

Balances at
    March 31, 2004                      20.360       $51,778    184,201.801   $468,454,208    184,222.161    $468,505,986
                                        ======       =======    ===========   ============    ===========    ============

THREE MONTHS ENDED
    MARCH 31, 2003

Balances at
    December 31, 2002                   20.360       $38,174     76,075.368   $142,635,884     76,095.728    $142,674,058
Net income for the three months
    ended March 31, 2003                               3,953                    18,057,119                     18,061,072
Additions                                0.000             0     32,834.664     64,572,991     32,834.664      64,572,991
Redemptions                              0.000             0     (1,044.201)    (2,080,700)    (1,044.201)     (2,080,700)
                                        ------       -------    -----------   ------------    -----------    ------------
Balances at

    March 31, 2003                      20.360       $42,127    107,865.831   $223,185,294    107,886.191    $223,227,421
                                        ======       =======    ===========   ============    ===========    ============

                                    Net Asset Value Per Managing Owner and Other Unitholder Unit
                                  ---------------------------------------------------------------
                                  March 31,       December 31,        March 31,       December 31,
                                    2004              2003              2003             2002
                                    ----              ----              ----             ----
                                  $2,543.16         $2,222.11         $2,069.10        $1,874.93
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

         G.       Reclassification

                  Certain amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.

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

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

         Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective April 1, 2004 and January 1, 2004, additions of $50,829,533 and $23,010,493, respectively, were made to the Trust.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 5.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

         The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At March 31, 2004, there were requests for redemptions of $5,802,983 effective April 1, 2004. At December 31, 2003, there were requests for redemptions of $1,515,033 effective January 1, 2004.

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

         The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at March 31, 2004 and December 31, 2003 were $341,647,328 and $234,265,895, respectively, which equals 73% and 67% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2004 and December 31, 2003 was $114,616,814 and $92,308,440, respectively, which equals
         24% and 26% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6.  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                     Futures Contracts                    Forward Contracts
                                     (exchange traded)                  (non-exchange traded)
                                March 31,        December 31,        March 31,        December 31,
                                  2004               2003              2004               2003
                                  ----               ----              ----               ----
Gross unrealized gains        $ 13,689,731     $   8,084,457      $  11,418,254       $ 25,390,198
Gross unrealized losses         (1,004,142)       (2,036,088)       (13,409,556)       (13,581,058)
                              ------------     -------------      -------------       ------------
Net unrealized gain (loss)    $ 12,685,589     $   6,048,369      $  (1,991,302)      $ 11,809,140
                              ============     =============      =============       ============

         Open contracts generally mature within three months; as of December 31, 2004, the latest maturity date for open futures contracts is July 2004, and the latest maturity date for open forward contracts is June 2004. However, the Trust intends to close all contracts prior to maturity.

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

Note 7.  INTERIM FINANCIAL STATEMENTS

         The statement of financial condition as of March 31, 2004, including the condensed schedule of investments, and the statements of operations, cash flows and changes in unitholders' capital (Net Asset Value) for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8.  FINANCIAL HIGHLIGHTS

                  The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                                                 Three months ended
                                                                                      March 31,
                                                                              2004                  2003
                                                                           (Unaudited)           (Unaudited)
                                                                            ---------             ---------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period                             $2,222.11             $1,874.93
                                                                            ---------             ---------
Income (loss) from operations:
     Total trading gains (2), (3)                                              424.46                245.10
     Expenses net of interest income (1), (3)                                 (103.41)               (50.93)
                                                                            ---------             ---------
           Total income (loss) from operations                                 321.05                194.17
                                                                            ---------             ---------
Net asset value per unit at end of period                                   $2,543.16             $2,069.10
                                                                            =========             =========
TOTAL RETURN (4)                                                                14.45 %               10.36 %
                                                                            =========             =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
     Expenses prior to performance fee (1), (5)                                 (4.25)%               (4.14)%
     Performance fee (4)                                                        (3.48)%               (1.70)%
                                                                            ---------             ---------
           Total expenses                                                       (7.73)%               (5.84)%
                                                                            =========             =========
     Expenses, prior to performance fee, net of interest income (1), (5)         (3.37)%               (3.06)%
                                                                            =========             =========

         Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

---------------------------
(1) Excludes brokerage commissions and other trading fees paid directly to the broker.

(2) Includes brokerage commissions and other trading fees paid directly to the broker.

(3) Expenses net of interest income per unit per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

As of March 31, 2004, the aggregate capitalization of the Trust was $468,505,986, and the Net Asset Value per Unit was $2,543.16.

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

RESULTS OF OPERATIONS

The return for the three months ended March 31, 2004 and 2003 was 14.45% and 10.36% respectively.

2004

For the 2004 year-to-date increase of 14.45%, approximately 18.87% was due to trading gains (before commissions) and approximately 0.22% was due to interest income, offset by approximately 4.64% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 18.87% trading gains by sector is as follows:

    SECTOR                                             % GAIN (LOSS)
    ------                                             ------------
Interest Rates                                             11.03 %

Currencies                                                  6.35

Energy                                                      1.67

Agriculture                                                 0.12

Metals                                                     (0.14)

Stock Indices                                              (0.16)
                                                           -----
                                                           18.87 %
                                                           =====

The year began with the Trust posting a positive return in January despite significant volatility throughout the month. The weak U.S. Dollar continued to drive most global markets, including many that had no apparent or direct connection to the Dollar, and in circumstances such as this, subtle shifts in perception can have a disproportionate impact on prices. The Dollar traded lower throughout the month, which was profitable for the Trust's currency positions. Much of the gain reversed late in the month when markets reacted violently when the Federal Open Market Committee (FOMC) slightly restated its short-term interest rate bias. The interest rate sector was slightly positive despite also having suffered a reversal of earlier gains following the FOMC announcement. The stock index and metals sectors had small losses for the month.

The Trust had a strong positive return in February as the trends that were in place at the end of January persisted. The continued concern over the record U.S. budget deficit and current account imbalance kept downward pressure on the U.S. Dollar and resulted in strong gains in the currency sector. The weak Dollar in return reinforced several related trends, including the continued rise in energy prices, resulting in positive returns in the energy sector. The interest rates sector was also profitable for the month as European interest rate instruments traded higher on diminished rate-cut expectations.

All of the gain for the month of March came from the interest rate sector as U.S. Treasuries continued to trade higher, while a weakening U.S. Dollar also contributed solid returns. The energy sector was moderately positive, while the equity index sector was moderately negative.

2003

For the 2003 year-to-date increase of 10.36%, approximately 12.91% was due to trading gains (before commissions), approximately 0.27% was due interest income offset by approximately 2.82% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust. An analysis of the 12.91% trading loss by sector is as follows:

  SECTOR                                                % GAIN (LOSS)
  ------                                                ------------
Currencies                                                   6.55 %

Energy                                                       4.29

Interest Rates                                               1.68

Agricultural                                                 0.23

Stock Indices                                                0.18

Metals                                                      (0.02)
                                                            -----
                                                            12.91 %
                                                            -----

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2004 and December 31, 2003 and the trading gains/losses by market category for the three months ended March 31, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of March 31, 2004 and December 31, 2003, the Trust's total capitalization was approximately $468.5 million and $351.6 million, respectively.

                         MARCH 31, 2004
                         --------------
                                   % OF TOTAL          TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION       GAIN/(LOSS)*
-------------   -------------    --------------       ----------
Currencies      $ 14,300,000        3.05%                6.35 %
Interest Rates  $ 13,699,000        2.93%               11.03 %
Stock Indices   $  4,651,000        0.99%               (0.16)%
Energy          $  2,948,000        0.63%                1.67 %
Agricultural    $    156,000        0.03%                0.12 %
Metals          $      7,000        0.00%               (0.14)%
                ------------        ----                -----
   Total        $ 35,761,000        7.63%               18.87 %
                ============        ====                =====

* - Of the 14.45% return for the three months ended March 31, 2004, approximately 18.87% was due to trading gains (before commissions), approximately 0.22% was due interest income offset by approximately 4.64% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust.

                           DECEMBER 31, 2003
                          -----------------
                                     % OF TOTAL              TRADING
MARKET SECTOR   VALUE AT RISK      CAPITALIZATION           GAIN/(LOSS)*
-------------   -------------      --------------           ----------
Currencies      $16,132,000            4.59%                  25.81 %
Interest Rates  $14,105,000            4.01%                  (3.35)%

Stock Indices   $13,538,000             3.85%                  5.76 %
Energy          $ 3,455,000             0.98%                 (1.68)%
Metals          $    94,000             0.03%                 (0.30)%
Agricultural    $    75,000             0.02%                 (1.11)%
                -----------            -----                  -----
   Total        $47,399,000            13.48%                 25.13 %
                ===========            =====                  =====

* - Of the 18.52% return for the year ended December 31, 2003, approximately 25.13% was due to trading gains (before commissions) and approximately 0.96% was due to interest income, offset by approximately 7.57% in brokerage fees, management fees, performance fees and operating costs borne by the Trust.

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

      The following were the primary trading risk exposures of the Trust as of March 31, 2004, by market sector.

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

Stock Indices

      The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of March 31, 2004, the Trust's primary exposures were in the DAX (Germany), Nikkei (Japan), Euro STOXX 50 and S&P 500 (USA) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

      The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2004, crude oil and heating oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 1% of the Trust's portfolio during the three months ended March 31, 2004.

Agricultural

      The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has not exceeded 1% of the Trust's portfolio during the thee months ended March 31, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Trust as of March 31, 2004.

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

      (b)   Reports of Form 8-K

            Campbell & Company, Inc., the managing owner of the Trust, filed a Current Report on Form 8-K on March 2, 2004 under Item 5 announcing that it had sent a letter to investors in the Trust describing the challenges relating to investment capacity presently faced by the Trust due to the growth in assets under management of its commodity trading advisor, Campbell & Company, Inc.

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

                                  THE CAMPBELL FUND TRUST
                                  (Registrant)

                                  By: Campbell & Company, Inc.
                                      Managing Operator

Date: May 14, 2004                By: /s/Theresa D. Becks
                                      ---------------------
                                      Theresa D. Becks
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