Form 10-Q
period 2004-06-30
CAMPBELL FUND TRUST
filed 2004-08-13
CIK 1043951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

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

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
                          -----------------------------
          (Address of principal executive offices, including zip code)

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

Yes [ ]      No [X]

                            Total number of Pages: 27

                                                                                                                PAGE
                                                                                                                ----
             Item 1.    Financial Statements

                        Statements of Financial Condition as of June 30, 2004 (Unaudited)
                        and December 31, 2003 (Audited)                                                             3

                        Condensed Schedule of Investments as of June 30, 2004 (Unaudited)
                        and December 31, 2003 (Audited)                                                           4-5

                        Statements of Operations for the Three Months and Six Months
                        Ended June 30, 2004 and 2003 (Unaudited)                                                    6

                        Statements of Cash Flows for the Six Months Ended
                        June 30, 2004 and 2003 (Unaudited)                                                          7

                        Statements of Changes in Unitholders' Capital (Net Asset Value)
                        for the Six Months Ended June 30, 2004 and 2003 (Unaudited)                                 8

                        Notes to Financial Statements (Unaudited)                                                9-13

             Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                   14-19

             Item 3.    Quantitative and Qualitative Disclosure About Market Risk                               19-24

             Item 4.    Controls and Procedures                                                                    25

PART II - OTHER INFORMATION                                                                                        26

             Item 6.    Exhibits and Reports on Form 8-K                                                           26

SIGNATURES

CERTIFICATIONS

                             THE CAMPBELL FUND TRUST
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                              June 30,       December 31,
                                                                2004             2003
                                                           -------------    -------------
ASSETS
    Equity in broker trading accounts
       Cash                                                $  15,815,903    $  10,949,208
       United States government securities                   250,094,772      144,322,133
       Unrealized gain (loss) on open futures contracts       (2,886,616)       6,048,369
                                                           -------------    -------------
              Deposits with broker                           263,024,059      161,319,710

    Cash and cash equivalents                                168,816,399      115,561,739
    United States government securities                      129,939,363       89,943,762
    Unrealized gain (loss) on open forward contracts          (7,839,371)      11,809,140
                                                           -------------    -------------
              Total assets                                 $ 553,940,450    $ 378,634,351
                                                           =============    =============
LIABILITIES
    Accounts payable                                       $      34,765    $      46,488
    Commissions and other trading fees
       on open contracts                                          37,873           83,342
    Management fee                                             1,717,940        1,184,980
    Performance fee                                                    0        2,717,685
    Prepaid subscriptions                                     38,485,915       23,010,493
                                                           -------------    -------------
              Total liabilities                               40,276,493       27,042,988
                                                           -------------    -------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Operator - 20.360 units
       outstanding at June 30, 2004 and
       December 31, 2003                                          46,733           45,242
    Unitholders - 223,768.520 and 158,203.505
       units outstanding at June 30, 2004 and
       December 31, 2003                                     513,617,224      351,546,121
                                                           -------------    -------------
              Total unitholders' capital
                 (Net Asset Value)                           513,663,957      351,591,363
                                                           -------------    -------------
                                                           $ 553,940,450    $ 378,634,351
                                                           =============    =============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2004
                                   (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                        MATURITY                                                                                   % OF NET
FACE VALUE                DATE           DESCRIPTION                                                VALUE        ASSET VALUE
----------                ----           -----------                                                -----        -----------
$85,000,000            7/01/2004         U.S.Treasury Bill                                      $ 85,000,000        16.55 %
$70,000,000            9/09/2004         U.S.Treasury Bill                                        69,827,139        13.59 %
$65,000,000            8/19/2004         U.S.Treasury Bill                                        64,912,140        12.64 %
$55,000,000            8/12/2004         U.S.Treasury Bill                                        54,937,438        10.69 %
$53,000,000            7/08/2004         U.S.Treasury Bill                                        52,990,622        10.32 %
$37,500,000            9/23/2004         U.S.Treasury Bill                                        37,391,063         7.28 %
$15,000,000            8/26/2004         U.S.Treasury Bill                                        14,975,733         2.91 %

                                         TOTAL UNITED STATES GOVERNMENT SECURITIES              ------------        -----
                                         (COST, INCLUDING ACCRUED INTEREST, - $380,034,135)     $380,034,135        73.98 %
                                                                                                ============        =====

LONG FUTURES CONTRACTS

                                                                                                                  % OF NET
                                         DESCRIPTION                                               VALUE         ASSET VALUE
                                         -----------                                               -----         -----------
                                         Energy                                                 $  (87,798)         (0.02)%
                                         Metals                                                    609,978           0.12 %
                                         Stock index                                               305,716           0.06 %
                                                                                                ----------           ------
                                         TOTAL LONG FUTURES CONTRACTS                           $  827,896           0.16 %
                                                                                                ----------           ------

SHORT FUTURES CONTRACTS

                                                                                                                   % OF NET
                                         DESCRIPTION                                                 VALUE       ASSET VALUE
                                         -----------                                                 -----       -----------
                                         Agriculture                                            $      375,710       0.07 %
                                         Metals                                                       (746,124)     (0.15)%
                                         Stock index                                                   (75,388)     (0.01)%
                                         Short-term interest rates                                  (1,242,327)     (0.24)%
                                         Long-term interest rates                                   (2,026,383)     (0.39)%
                                                                                                --------------     ------
                                         TOTAL SHORT FUTURES CONTRACTS                          $   (3,714,512)     (0.72)%
                                                                                                --------------     ------
                                         TOTAL FUTURES CONTRACTS                                $   (2,886,616)     (0.56)%
                                                                                                ==============     ======

FORWARD CURRENCY CONTRACTS

                                                                                                                   % OF NET
                                         DESCRIPTION                                                 VALUE       ASSET VALUE
                                         -----------                                                 -----       -----------
                                         Various long forward currency contracts                $     (133,058)     (0.03)%
                                         Various short forward currency contracts                   (7,706,313)     (1.50)%
                                                                                                --------------     ------
                                         TOTAL FORWARD CURRENCY CONTRACTS                       $   (7,839,371)     (1.53)%
                                                                                                ==============     ======

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                  CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                                December 31, 2003
                                    (Audited)

UNITED STATES GOVERNMENT SECURITIES

                       MATURITY                                                                                % OF NET
 FACE VALUE              DATE         DESCRIPTION                                               VALUE         ASSET VALUE
 ----------              ----         -----------                                               -----         -----------
$65,000,000             2/19/04       U.S. Treasury Bill                                   $  64,919,830         18.46 %
$45,000,000             1/02/04       U.S. Treasury Bill                                      44,998,888         12.80 %
$40,000,000             3/11/04       U.S. Treasury Bill                                      39,931,944         11.36 %
$33,000,000             1/08/04       U.S. Treasury Bill                                      32,994,385          9.38 %
$22,500,000             3/25/04       U.S. Treasury Bill                                      22,454,588          6.39 %
$21,000,000             2/12/04       U.S. Treasury Bill                                      20,977,460          5.97 %
$ 8,000,000             2/26/04       U.S. Treasury Bill                                       7,988,800          2.27 %
                                                                                           -------------       -------

                                      TOTAL UNITED STATES GOVERNMENT SECURITIES
                                       (COST, INCLUDING ACCRUED INTEREST, - $234,265,895)  $ 234,265,895         66.63 %
                                                                                           =============       =======

LONG FUTURES CONTRACTS

                                                                                                               % OF NET
                                      DESCRIPTION                                               VALUE         ASSET VALUE
                                      -----------                                               -----         -----------
                                      Agriculture                                          $       9,600          0.00 %
                                      Energy                                                   1,163,847          0.33 %
                                      Metals                                                     543,990          0.16 %
                                      Short-term interest rates                                  597,526          0.17 %
                                      Long-term interest rates                                  (917,473)        (0.26)%
                                      Stock index                                              5,214,137          1.48 %
                                                                                           -------------       -------

                                      TOTAL LONG FUTURES CONTRACTS                         $   6,611,627          1.88 %
                                                                                           -------------       -------

SHORT FUTURES CONTRACTS

                                                                                                               % OF NET
                                      DESCRIPTION                                               VALUE         ASSET VALUE
                                      -----------                                               -----         -----------
                                      Agriculture                                          $     (55,556)        (0.01)%
                                      Metals                                                     (68,464)        (0.02)%
                                      Short-term interest rates                                    4,933          0.00 %
                                      Long-term interest rates                                  (444,171)        (0.13)%
                                                                                           -------------       -------
                                      TOTAL SHORT FUTURES CONTRACTS                        $    (563,258)        (0.16)%
                                                                                           -------------       -------
                                      TOTAL FUTURES CONTRACTS                              $   6,048,369          1.72 %
                                                                                           =============       =======

FORWARD CURRENCY CONTRACTS

                                                                                                               % OF NET
                                      DESCRIPTION                                               VALUE         ASSET VALUE
                                      -----------                                               -----         -----------
                                      Various long forward currency contracts              $  23,784,589          6.77 %
                                      Various short forward currency contracts               (11,975,449)        (3.41)%
                                                                                           -------------       -------
                                      TOTAL FORWARD CURRENCY CONTRACTS                     $  11,809,140          3.36 %
                                                                                           =============       =======

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                     2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------
TRADING GAINS (LOSSES)
    Futures trading gains (losses)
       Realized                                  $(11,668,285)   $  3,223,208    $ 31,513,973    $ 15,665,684
       Change in unrealized                       (15,572,205)     (4,893,409)     (8,934,985)     (6,477,211)
       Brokerage commissions                         (206,459)       (219,722)       (592,504)       (386,137)
                                                 ------------    ------------    ------------    ------------
              Gain (loss) from futures trading    (27,446,949)     (1,889,923)     21,986,484       8,802,336
                                                 ------------    ------------    ------------    ------------
    Forward trading gains (losses)
       Realized                                   (14,570,710)      9,876,314      23,567,697      25,378,538
       Change in unrealized                        (5,848,069)      4,652,165     (19,648,511)      1,694,531
       Brokerage commissions                          (25,240)        (43,839)        (53,085)        (68,798)
                                                 ------------    ------------    ------------    ------------
              Gain (loss) from forward trading    (20,444,019)     14,484,640       3,866,101      27,004,271
                                                 ------------    ------------    ------------    ------------
              Total trading gains (losses)        (47,890,968)     12,594,717      25,852,585      35,806,607
                                                 ------------    ------------    ------------    ------------
EXPENSES NET OF INTEREST INCOME
    Income
       Interest income                              1,228,620         694,688       2,153,930       1,261,510
                                                 ------------    ------------    ------------    ------------
    Expenses
       Management fee                               4,989,705       2,574,743       9,411,967       4,725,028
       Performance fee                                      0       2,152,757      14,594,954       5,702,938
       Operating expenses                              35,461          21,776          74,629          38,950
                                                 ------------    ------------    ------------    ------------
              Total expenses                        5,025,166       4,749,276      24,081,550      10,466,916
                                                 ------------    ------------    ------------    ------------
              Expenses net of interest income      (3,796,546)     (4,054,588)    (21,927,620)     (9,205,406)
                                                 ------------    ------------    ------------    ------------
              NET INCOME (LOSS)                  $(51,687,514)   $  8,540,129    $  3,924,965    $ 26,601,201
                                                 ============    ============    ============    ============
NET INCOME (LOSS) PER MANAGING
    OPERATOR AND UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)         $    (243.70)   $      71.92    $      20.26    $     241.96
                                                 ============    ============    ============    ============
INCREASE (DECREASE) IN NET ASSET
    VALUE PER MANAGING OPERATOR
    AND UNITHOLDER UNIT                          $    (247.85)   $      75.00    $      73.20    $     269.17
                                                 ============    ============    ============    ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                        2004             2003
                                                                    -------------    -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income                                                      $   3,924,965    $  26,601,201
       Adjustments to reconcile net income to net cash
          (for) operating activities
              Net change in unrealized                                 28,583,496        4,782,680
              Increase (decrease) in accounts payable and accrued
              expenses                                                 (2,241,917)       2,618,641
              Net (purchases) of investments in United States
              government securities                                  (145,768,240)     (71,200,724)
                                                                    -------------    -------------
                 Net cash (for) operating activities                 (115,501,696)     (37,198,202)
                                                                    -------------    -------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                 169,939,477      101,034,916
    Increase (decrease) in prepaid subscriptions                       15,475,422      (21,478,326)
    Redemption of units                                               (11,791,848)      (4,522,961)
    Decrease in subscription deposits                                           0       (3,312,000)
                                                                    -------------    -------------

                 Net cash from financing activities                   173,623,051       71,721,629
                                                                    -------------    -------------

Net increase in cash and cash equivalents                              58,121,355       34,523,427

CASH AND CASH EQUIVALENTS
    Beginning of period                                               126,510,947       59,458,798
                                                                    -------------    -------------

    End of period                                                   $ 184,632,302    $  93,982,225
                                                                    =============    =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                 $  15,815,903    $   7,922,553
    Cash and cash equivalents                                         168,816,399       86,059,672
                                                                    -------------    -------------

                 Total end of period cash and cash equivalents      $ 184,632,302    $  93,982,225
                                                                    =============    =============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                     Unitholders' Capital
                                        ---------------------------------------------------------------------------------
                                          Managing Operator             Unitholders                     Total
                                        --------------------    --------------------------    ---------------------------
                                        Units        Amount        Units         Amount          Units         Amount
                                        -----        ------        -----         ------          -----         ------
SIX MONTHS ENDED JUNE 30, 2004

Balances at
    December 31, 2003                   20.360      $ 45,242    158,203.505   $351,546,121    158,223.865    $351,591,363

Net income for the six months
    ended June 30, 2004                                1,491                     3,923,474                      3,924,965

Additions                                0.000             0     70,426.374    169,939,477     70,426.374     169,939,477

Redemptions                              0.000             0     (4,861.359)   (11,791,848)    (4,861.359)   (11,791,848)
                                        ------      --------    -----------   ------------    -----------    ------------
Balances at
    June 30, 2004                       20.360      $ 46,733    223,768.520   $513,617,224    223,788.880    $513,663,957
                                        ======      ========    ===========   ============    ===========    ============

SIX MONTHS ENDED JUNE 30, 2003

Balances at
    December 31, 2002                   20.360      $ 38,174     76,075.368   $142,635,884     76,095.728    $142,674,058

Net income for the six months
    ended June 30, 2003                                5,480                    26,595,721                     26,601,201

Additions                                0.000             0     50,070.847    101,034,916     50,070.847     101,034,916

Redemptions                              0.000             0     (2,204.319)    (4,522,961)    (2,204.319)     (4,522,961)
                                        ------      --------    -----------   ------------    -----------    ------------
Balances at
    June 30, 2003                       20.360      $ 43,654    123,941.896   $265,743,560    123,962.256    $265,787,214
                                        ======      ========    ===========   ============    ===========    ============

                                Net Asset Value Per Managing Operator and Unitholder Unit
                             ---------------------------------------------------------------
                             June 30,        December 31,        June 30,       December 31,
                               2004             2003              2003             2002
                               ----             ----              ----             ----
                             $2,295.31        $2,222.11         $2,144.10       $1,874.93
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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective July 1, 2004 and January 1, 2004, additions of $39,014,230 and $23,010,493, respectively, were made to the Trust.

        The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At June 30, 2004, there were requests for redemptions of $2,083,159 effective July 1, 2004. At December 31, 2003, there were requests for redemptions of $1,515,033 effective January 1, 2004.

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

        The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at June 30, 2004 and December 31, 2003 were $380,034,135 and $234,265,895, respectively, which equals 74% and 67% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2004 and December 31, 2003 was $130,180,604 and $92,308,440, respectively, which equals
        25% and 26% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                     Futures Contracts                     Forward Contracts
                                     (exchange traded)                   (non-exchange traded)
                                June 30,         December 31,        June 30,          December 31,
                                 2004               2003              2004                2003
                                 ----               ----              ----                ----
Gross unrealized gains       $   1,618,476     $   8,084,457      $   5,608,091       $ 25,390,198
Gross unrealized losses         (4,505,092)       (2,036,088)       (13,447,462)       (13,581,058)
                             -------------     -------------      -------------       ------------
Net unrealized gain (loss)   $  (2,886,616)    $   6,048,369      $  (7,839,371)      $ 11,809,140
                             ==============    =============      =============       ============

        Open contracts generally mature within three months; as of June 30, 2004, the latest maturity date for open futures contracts is March 2005, and the latest maturity date for open forward contracts is September 2004. However, the Trust intends to close all contracts prior to maturity.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of June 30, 2004, including the condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2004 and 2003, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                             Three months ended           Six months ended
                                                                  June 30,                    June 30,
                                                            2004          2003          2004           2003
                                                         (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
                                                         -----------   -----------   -----------    -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period           $2,543.16     $2,069.10      $2,222.11     $1,874.93
                                                          ---------     ---------      ---------     ---------
Income from operations:
       Total trading gains (losses) (1)                     (229.95)       109.14         186.39        352.90
       Expenses net of interest income (1)                   (17.90)       (34.14)       (113.19)       (83.73)
                                                          ---------     ---------      ---------     ---------
              Total income (loss) from operations           (247.85)        75.00          73.20        269.17
                                                          ---------     ---------      ---------     ---------
Net asset value per unit at end of period                 $2,295.31     $2,144.10      $2,295.31     $2,144.10
                                                          =========     =========      =========     =========
TOTAL RETURN (3)                                              (9.75)%        3.62 %         3.29%        14.36 %
                                                          =========     =========      =========     =========
SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to performance fee (4)                  (3.91)%       (4.07)%        (4.03)%       (4.08)%
       Performance fee (3)                                    (0.00)%       (0.84)%        (3.10)%       (2.44)%
                                                          ---------     ---------      ---------     ---------
              Total expenses                                  (3.91)%       (4.91)%        (7.13)%       (6.52) %
                                                          =========     =========      =========     ==========
       Expenses net of interest income (2), (4)               (2.95)%       (2.98)%        (3.12)%       (3.00)%
                                                          =========     =========      =========     =========

        Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

---------------------------

(1) Expenses net of interest income per unit per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)   Excludes performance fee.

(3)   Not annualized.

(4)   Annualized.

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

As of June 30, 2004, the aggregate capitalization of the Trust was $513,663,957, and the Net Asset Value per Unit was $2,295.31.

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

RESULTS OF OPERATIONS

The return for the six months ended June 30, 2004 and 2003 was 3.29% and 14.36% respectively.

2004

For the 2004 year-to-date increase of 3.29%, approximately 8.09% was due to trading gains (before commissions) and approximately 0.46% was due to interest income, offset by approximately 5.26% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 8.09% trading gains by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                              6.26 %

Currencies                                                  2.09

Energy                                                      1.72

Agriculture                                                 0.22

Metals                                                     (0.22)

Stock Indices                                              (1.98)
                                                           -----
                                                            8.09 %
                                                           =====

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

In April, interest rates finally reversed course and started to head higher in response to a perceived change in stance by the U.S. Federal Reserve. In the days that followed, most major market trends also reversed. Fixed income instruments sold off hard and the U.S. Dollar rallied, while precious and base metals and many other physical commodities traded sharply lower. The equities markets also fell. Only the continued rise in energy prices provided modest gains for the Trust in April.

May was a difficult month for systematic trend following strategies and the Trust finished the month with slightly negative performance. Crude oil set record high prices during the month, which led to gains for the Trust in the energy sector. Most fixed income and currency contracts experienced a classic whipsaw. They began the month with the continuation of April's reversals, but ended the month with a strong rally. Equity prices continued to weaken in the face of higher energy prices and global political uncertainty, which led to losses in the stock indices sector.

June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Fed's June 30 interest rates announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

2003

The return for the six months ended June 30, 2003 was 14.36%. Of the 2003 increase, approximately 18.50% was due to trading gains (before commissions), approximately 0.54% was due interest income offset by approximately 4.68% due to brokerage fees, management fees, performance fees, and operating costs borne by the Trust. An analysis of the 18.50% trading gain by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Currencies                                                   12.73%

Energy                                                       3.70

Interest Rates                                               3.65

Metals                                                      (0.49)

Agricultural                                                (0.54)

Stock Indices                                               (0.55)
                                                             ----
                                                            18.50%
                                                            =====

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the six months ended June 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of June 30, 2004 and December 31, 2003, the Trust's total capitalization was approximately $513.7 million and $351.6 million, respectively.

                                  JUNE 30, 2004

                                                               % OF TOTAL             TRADING
MARKET SECTOR                      VALUE AT RISK             CAPITALIZATION          GAIN/(LOSS)*
-------------                      -------------             --------------          ------------
Currencies                          $ 16,571,000                 3.23%                   2.09 %
Stock Indices                       $  6,589,000                 1.28%                  (1.98)%
Interest Rates                      $  6,355,000                 1.24%                   6.26 %
Agricultural                        $    705,000                 0.14%                   0.22 %
Energy                              $    110,000                 0.02%                   1.72 %
Metals                              $     69,000                 0.01%                  (0.22)%
                                    ------------                 ----                    ----

   Total                            $ 30,399,000                 5.92%                   8.09 %
                                    ============                 ====                    ====

* - Of the 3.29% return for the six months ended June 30, 2004, approximately 8.09% was due to trading gains (before commissions), approximately 0.46% was due interest income offset by approximately 5.26% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust.

                                DECEMBER 31, 2003

                                                                 % OF TOTAL               TRADING
MARKET SECTOR                        VALUE AT RISK             CAPITALIZATION           GAIN/(LOSS)*
-------------                        -------------             --------------           ------------
Currencies                          $   16,132,000                  4.59%                  25.81 %
Interest Rates                      $   14,105,000                  4.01%                  (3.35)%
Stock Indices                       $   13,538,000                  3.85%                   5.76 %
Energy                              $    3,455,000                  0.98%                  (1.68)%
Metals                              $       94,000                  0.03%                  (0.30)%
Agricultural                        $       75,000                  0.02%                  (1.11)%
                                    --------------                 -----                   -----
   Total                            $   47,399,000                 13.48%                  25.13 %
                                    ==============                 =====                   =====

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

      The following were the primary trading risk exposures of the Trust as of June 30, 2004, by market sector.

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

Stock Indices

      The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of June 30, 2004, the Trust's primary exposures were in the Euro STOXX 50 (Europe), NASDAQ (USA), FTSE (UK), DAX (Germany) and Taiwan stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

      The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2004, natural gas and heating oil are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the three months ended June 30, 2004.

Agricultural

      The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has not exceeded 3% of the Trust's portfolio during the six months ended June 30, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Trust as of June 30, 2004.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits

Exhibit
Number         Description of Document
-------        -----------------------
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

                                  THE CAMPBELL FUND TRUST
                                  (Registrant)

                                  By: Campbell & Company, Inc.
                                      Managing Operator

Date: August 13, 2004             By: /s/Theresa D. Becks
                                      ---------------------
                                      Theresa D. Becks
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