Form 10-Q
period 2004-09-30
CAMPBELL FUND TRUST
filed 2004-11-12
CIK 1043951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File number: 0-50264

                             THE CAMPBELL FUND TRUST
                             -----------------------
               (Exact name of registrant as specified in charter)

            Delaware                                   94-6260018
      ---------------------                 ----------------------------------
     (State of Organization)               (IRS Employer Identification Number)

                              Court Towers Building
                          210 West Pennsylvania Avenue,
                            Baltimore, Maryland 21204
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (410) 296-3301
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [   ]         No [ X ]

                           Total number of Pages: 27

                                                                                                                 PAGE
                                                                                                                 ----
             Item 1.    Financial Statements

                        Statements of Financial Condition as of September 30, 2004 (Unaudited)
                        and December 31, 2003 (Audited)                                                           3

                        Condensed Schedule of Investments as of September 30, 2004 (Unaudited)
                        and December 31, 2003 (Audited)                                                          4-5

                        Statements of Operations for the Three Months and Nine Months
                        Ended September 30, 2004 and 2003 (Unaudited)                                             6

                        Statements of Cash Flows for the Nine Months Ended
                        September 30, 2004 and 2003 (Unaudited)                                                   7

                        Statements of Changes in Unitholders' Capital (Net Asset Value)
                        for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)                         8

                        Notes to Financial Statements (Unaudited)                                                9-13

             Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                   14-19

             Item 3.    Quantitative and Qualitative Disclosure About Market Risk                               20-25

             Item 4.    Controls and Procedures                                                                  25

PART II - OTHER INFORMATION                                                                                      26

             Item 6.    Exhibits and Reports on Form 8-K                                                         26

SIGNATURES

CERTIFICATIONS

                             THE CAMPBELL FUND TRUST
                        STATEMENTS OF FINANCIAL CONDITION
         September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----
ASSETS
    Equity in broker trading accounts
       Cash                                          $ 11,106,236   $ 10,949,208
       United States government securities            286,858,599    144,322,133
       Unrealized gain on open futures contracts        3,937,320      6,048,369
                                                     ------------   ------------
              Deposits with broker                    301,902,155    161,319,710
    Cash and cash equivalents                          75,463,696    115,561,739
    United States government securities               194,300,400     89,943,762
    Unrealized gain on open forward contracts           9,595,381     11,809,140
                                                     ------------   ------------
              Total assets                           $581,261,632   $378,634,351
                                                     ============   ============
LIABILITIES
    Accounts payable                                 $     53,881   $     46,488
    Commissions and other trading fees
       on open contracts                                  106,495         83,342
    Management fee                                      1,911,840      1,184,980
    Performance fee                                             0      2,717,685
    Prepaid subscriptions                               7,549,382     23,010,493
                                                     ------------   ------------
              Total liabilities                         9,621,598     27,042,988
                                                     ------------   ------------
UNITHOLDERS' CAPITAL (NET ASSET VALUE)
    Managing Operator -- 20.360 units outstanding
       at September 30, 2004 and December 31, 2003         45,385         45,242
    Unitholders -- 256,417.906 and 158,203.505
       units outstanding at September 30, 2004 and
       December 31, 2003                              571,594,649    351,546,121
                                                     ------------   ------------
              Total unitholders' capital
                 (Net Asset Value)                    571,640,034    351,591,363
                                                     ------------   ------------
                                                     $581,261,632   $378,634,351
                                                     ============   ============

                             See accompanying notes.

                            THE CAMPBELL FUND TRUST
                       CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2004
                                  (Unaudited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                       % OF NET
  FACE VALUE      MATURITY DATE      DESCRIPTION                                                        VALUE         ASSET VALUE
  ----------      -------------      -----------                                                        -----         -----------
$  150,000,000      12/30/04       U.S. Treasury Bill                                                $149,385,000       26.13 %
$   95,000,000      12/09/04       U.S. Treasury Bill                                                  94,708,667       16.57 %
$   70,000,000      11/12/04       U.S. Treasury Bill                                                  69,885,258       12.22 %
$   65,000,000      11/18/04       U.S. Treasury Bill                                                  64,877,000       11.35 %
$   48,000,000      10/07/04       U.S. Treasury Bill                                                  47,990,160        8.40 %
$   39,500,000      12/23/04       U.S. Treasury Bill                                                  39,347,914        6.88 %
$   15,000,000      11/26/04       U.S. Treasury Bill                                                  14,965,000        2.62 %
                                                                                                     ------------       -----
                                   TOTAL UNITED STATES GOVERNMENT SECURITIES
                                   (COST, INCLUDING ACCRUED INTEREST, - $481,158,999)                $481,158,999       84.17 %
                                                                                                     ============       =====

LONG FUTURES CONTRACTS

                                                                                                                       % OF NET
                                   DESCRIPTION                                                          VALUE         ASSET VALUE
                                   -----------                                                          -----         -----------
                                   Agriculture                                                       $     38,231        0.01 %
                                   Energy                                                                  86,554        0.02 %
                                   Metals                                                               1,768,719        0.31 %
                                   Stock index                                                         (1,069,019)      (0.19)%
                                   Short-term interest rates                                              (52,074)      (0.01)%
                                   Long-term interest rates                                             4,549,030        0.79 %
                                                                                                     ------------       -----
                                   TOTAL LONG FUTURES CONTRACTS                                      $  5,321,441        0.93 %
                                                                                                     ------------       -----

SHORT FUTURES CONTRACTS

                                                                                                                       % OF NET
                                   DESCRIPTION                                                          VALUE         ASSET VALUE
                                   -----------                                                          -----         -----------
                                   Agriculture                                                       $  1,152,287        0.20 %
                                   Energy                                                              (1,042,650)      (0.18)%
                                   Metals                                                              (1,469,205)      (0.26)%
                                   Stock index                                                            (17,339)      (0.00)%
                                   Short-term interest rates                                               (7,214)      (0.00)%
                                                                                                     ------------       -----
                                   TOTAL SHORT FUTURES CONTRACTS                                     $ (1,384,121)      (0.24)%
                                                                                                     ------------       -----
                                   TOTAL FUTURES CONTRACTS                                           $  3,937,320        0.69 %
                                                                                                     ============       =====

FORWARD CURRENCY CONTRACTS

                                                                                                                       % OF NET
                                   DESCRIPTION                                                          VALUE         ASSET VALUE
                                   -----------                                                          -----         -----------
                                   Various long forward currency contracts                           $ 28,372,846        4.96 %
                                   Various short forward currency contracts                           (18,777,465)      (3.28)%
                                                                                                     ------------       -----
                                   TOTAL FORWARD CURRENCY CONTRACTS                                  $  9,595,381        1.68 %
                                                                                                     ============       =====

                             See accompanying notes.

                            THE CAMPBELL FUND TRUST
                 CONDENSED SCHEDULE OF INVESTMENTS (CONTINUED)
                               December 31, 2003
                                   (Audited)

UNITED STATES GOVERNMENT SECURITIES

                                                                                                                       % OF NET
FACE VALUE        MATURITY ATE        DESCRIPTION                                                       VALUE         ASSET VALUE
----------        ------------        -----------                                                       -----         -----------
$65,000,000         2/19/04        U.S. Treasury Bill                                                $ 64,919,830       18.46 %
$45,000,000         1/02/04        U.S. Treasury Bill                                                  44,998,888       12.80 %
$40,000,000         3/11/04        U.S. Treasury Bill                                                  39,931,944       11.36 %
$33,000,000         1/08/04        U.S. Treasury Bill                                                  32,994,385        9.38 %
$22,500,000         3/25/04        U.S. Treasury Bill                                                  22,454,588        6.39 %
$21,000,000         2/12/04        U.S. Treasury Bill                                                  20,977,460        5.97 %
$ 8,000,000         2/26/04        U.S. Treasury Bill                                                   7,988,800        2.27 %
                                                                                                     ------------       -----
                                   TOTAL UNITED STATES GOVERNMENT SECURITIES
                                   (COST, INCLUDING ACCRUED INTEREST, - $234,265,895)                $234,265,895       66.63 %
                                                                                                     ============       =====

LONG FUTURES CONTRACTS

                                                                                                                       % OF NET
                                   DESCRIPTION                                                          VALUE         ASSET VALUE
                                   -----------                                                          -----         -----------
                                   Agriculture                                                       $      9,600        0.00 %
                                   Energy                                                               1,163,847        0.33 %
                                   Metals                                                                 543,990        0.16 %
                                   Short-term interest rates                                              597,526        0.17 %
                                   Long-term interest rates                                              (917,473)      (0.26)%
                                   Stock index                                                          5,214,137        1.48 %
                                                                                                     ------------       -----
                                   TOTAL LONG FUTURES CONTRACTS                                      $  6,611,627        1.88 %
                                                                                                     ------------       -----

SHORT FUTURES CONTRACTS

                                                                                                                       % OF NET
                                   DESCRIPTION                                                          VALUE         ASSET VALUE
                                   -----------                                                          -----         -----------
                                   Agriculture                                                       $    (55,556)      (0.01)%
                                   Metals                                                                 (68,464)      (0.02)%
                                   Short-term interest rates                                                4,933        0.00 %
                                   Long-term interest rates                                              (444,171)      (0.13)%
                                                                                                     ------------       -----
                                   TOTAL SHORT FUTURES CONTRACTS                                     $   (563,258)      (0.16)%
                                                                                                     ------------       -----
                                   TOTAL FUTURES CONTRACTS                                           $  6,048,369        1.72 %
                                                                                                     ============       =====

FORWARD CURRENCY CONTRACTS

                                                                                                                        % OF NET
                                   DESCRIPTION                                                          VALUE         ASSET VALUE
                                   -----------                                                          -----         -----------
                                   Various long forward currency contracts                           $ 23,784,589        6.77 %
                                   Various short forward currency contracts                           (11,975,449)      (3.41)%
                                                                                                     ------------       -----
                                   TOTAL FORWARD CURRENCY CONTRACTS                                  $ 11,809,140        3.36 %
                                                                                                     ============       =====

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                     2004            2003            2004           2003
                                                     ----            ----            ----           ----
TRADING GAINS (LOSSES)
    Futures trading gains (losses)
       Realized                                  $(10,210,052)   $(10,073,130)   $ 21,303,921    $  5,592,554
       Change in unrealized                         6,823,936      (3,198,683)     (2,111,049)     (9,675,894)
       Brokerage commissions                         (311,203)       (334,063)       (903,707)       (720,200)
                                                 ------------    ------------    ------------    ------------
              Gain (loss) from futures trading     (3,697,319)    (13,605,876)     18,289,165      (4,803,540)
                                                 ------------    ------------    ------------    ------------
    Forward trading gains (losses)
       Realized                                   (26,487,026)     (6,592,814)     (2,919,329)     18,785,724
       Change in unrealized                        17,434,752      10,775,129      (2,213,759)     12,469,660
       Brokerage commissions                          (42,775)        (27,287)        (95,860)        (96,085)
                                                 ------------    ------------    ------------    ------------
              Gain (loss) from forward trading     (9,095,049)      4,155,028      (5,228,948)     31,159,299
                                                 ------------    ------------    ------------    ------------
              Total trading gains (losses)        (12,792,368)     (9,450,848)     13,060,217      26,355,759
                                                 ------------    ------------    ------------    ------------
EXPENSES NET OF INTEREST INCOME
    Income

       Interest income                              1,864,658         656,502       4,018,588       1,918,012
                                                 ------------    ------------    ------------    ------------
    Expenses
       Management fee                               5,619,262       2,828,187      15,031,229       7,553,215
       Performance fee                                      0               0      14,594,954       5,702,938
       Operating expenses                              36,414          29,682         111,043          68,632
                                                 ------------    ------------    ------------    ------------
              Total expenses                        5,655,676       2,857,869      29,737,226      13,324,785
                                                 ------------    ------------    ------------    ------------
              Expenses net of interest income      (3,791,018)     (2,201,367)    (25,718,638)    (11,406,773)
                                                 ------------    ------------    ------------    ------------
              NET INCOME (LOSS)                  $(16,583,386)   $(11,652,215)   $(12,658,421)   $ 14,948,986
                                                 ============    ============    ============    ============
NET INCOME (LOSS) PER MANAGING
    OPERATOR AND UNITHOLDER UNIT
    (based on weighted average number of
    units outstanding during the period)         $     (66.85)   $     (85.08)   $     (59.75)   $     125.68
                                                 ============    ============    ============    ============

INCREASE (DECREASE) IN NET ASSET
    VALUE PER MANAGING OPERATOR
    AND UNITHOLDER UNIT                          $     (66.16)   $     (89.61)   $       7.04    $     179.56
                                                 ============    ============    ============    ============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                         2004            2003
                                                                         ----            ----
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
    Net income (loss)                                               $ (12,658,421)   $  14,948,986
       Adjustments to reconcile net income (loss) to net cash
          (for) operating activities
              Net change in unrealized                                  4,324,808       (2,793,766)
              Increase (decrease) in accounts payable
                 and accrued expenses                                  (1,960,279)         529,910
              Net purchases of investments in United States
                 government securities                               (246,893,104)    (116,195,882)
                                                                    -------------    -------------

                    Net cash (for) operating activities              (257,186,996)    (103,510,752)
                                                                    -------------    -------------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
    Addition of units                                                 250,962,064      145,253,279
    Decrease in prepaid subscriptions                                 (15,461,111)     (22,997,349)
    Redemption of units                                               (18,254,972)      (7,679,655)
    Decrease in subscription deposits                                           0       (3,337,000)
                                                                    -------------    -------------

                    Net cash from financing activities                217,245,981      111,239,275
                                                                    -------------    -------------

Net increase (decrease) in cash and cash equivalents                  (39,941,015)       7,728,523

CASH AND CASH EQUIVALENTS
    Beginning of period                                               126,510,947       59,458,798
                                                                    -------------    -------------

    End of period                                                   $  86,569,932    $  67,187,321
                                                                    =============    =============

End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                 $  11,106,236    $   5,791,426
    Cash and cash equivalents                                          75,463,696       61,395,895
                                                                    -------------    -------------

                    Total end of period cash and cash equivalents   $  86,569,932    $  67,187,321
                                                                    =============    =============

                             See accompanying notes.

                             THE CAMPBELL FUND TRUST
         STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                    Unitholders' Capital
                                       ----------------------------------------------------------------------------------
                                         Managing Operator              Unitholders                      Total
                                       ---------------------    --------------------------    ---------------------------
                                        Units         Amount       Units          Amount         Units          Amount
                                        -----         ------       -----          ------         -----          ------
NINE MONTHS ENDED SEPTEMBER 30, 2004

Balances at
    December 31, 2003                   20.360      $ 45,242    158,203.505   $351,546,121    158,223.865    $351,591,363
Net income (loss) for the nine months
    ended September 30, 2004                             143                   (12,658,564)                   (12,658,421)

Additions                                0.000             0    105,916.244    250,962,064    105,916.244     250,962,064

Redemptions                              0.000             0     (7,701.843)   (18,254,972)    (7,701.843)    (18,254,972)
                                        ------      --------    -----------   ------------    -----------    ------------

Balances at
    September 30, 2004                  20.360      $ 45,385    256,417.906   $571,594,649    256,438.266    $571,640,034
                                        ======      ========    ===========   ============    ===========    ============

NINE MONTHS ENDED SEPTEMBER 30, 2003

Balances at
    December 31, 2002                   20.360      $ 38,174     76,075.368   $142,635,884     76,095.728    $142,674,058

Net income for the nine months
    ended September 30, 2003                           3,655                    14,945,331                     14,948,986

Additions                                0.000             0     71,329.089    145,253,279     71,329.089     145,253,279

Redemptions                              0.000             0     (3,741.474)    (7,679,655)    (3,741.474)     (7,679,655)
                                        ------      --------    -----------   ------------    -----------    ------------

Balances at
    September 30, 2003                  20.360      $ 41,829    143,662.983   $295,154,839    143,683.343    $295,196,668
                                        ======      ========    ===========   ============    ===========    ============

Net Asset Value Per Managing Operator and Unitholder Unit

September 30,     December 31,      September 30,    December 31,
    2004              2003              2003             2002
    ----              ----              ----             ----
$   2,229.15        $2,222.11         $2,054.49        $1,874.93
============        =========         =========        ==========

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

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

        Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective October 1, 2004 and January 1, 2004, additions of $7,549,382 and $23,010,493, respectively, were made to the Trust.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS (CONTINUED)

        The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and\ receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At September 30, 2004, there were requests for redemptions of $3,785,744 effective October 1, 2004. At December 31, 2003, there were requests for redemptions of $1,515,033 effective January 1, 2004.

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

        The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at September 30, 2004 and December 31, 2003 were $481,158,999 and $234,265,895, respectively, which equals 84% and 67% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2004 and December 31, 2003 was $67,527,039 and $92,308,440, respectively, which equals 12% and 26% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

        The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

                                     Futures Contracts                    Forward Contracts
                                     (exchange traded)                  (non-exchange traded)
                              September 30,      December 31,      September 30,      December 31,
                                  2004               2003              2004               2003
                                  ----               ----              ----               ----
Gross unrealized gains        $  8,602,554     $   8,084,457       $ 28,869,504       $ 25,390,198
Gross unrealized losses         (4,665,234)       (2,036,088)       (19,274,123)       (13,581,058)
                              ------------     -------------       ------------       ------------
Net unrealized gain (loss)    $  3,937,320     $   6,048,369       $  9,595,381       $ 11,809,140
                              ============     =============       ============       ============

        Open contracts generally mature within three months; as of September 30, 2004, the latest maturity date for open futures contracts is June 2005, and the latest maturity date for open forward contracts is December 2004. However, the Trust intends to close all contracts prior to maturity.

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

Note 7. INTERIM FINANCIAL STATEMENTS

        The statement of financial condition as of September 30, 2004, including the September 30, 2004 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

                             THE CAMPBELL FUND TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 8. FINANCIAL HIGHLIGHTS

        The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.

                                                             Three months ended           Nine months ended
                                                                September 30,               September 30,
                                                            2004          2003           2004          2003
                                                         (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                         -----------   -----------    -----------   -----------
PER UNIT PERFORMANCE
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period           $2,295.31     $2,144.10      $2,222.11     $1,874.93
                                                          ---------     ---------      ---------     ---------

Income from operations:
       Total trading gains (losses) (1)                      (50.88)       (73.54)        128.45        275.46
       Expenses net of interest income (1)                   (15.28)       (16.07)       (121.41)       (95.90)
                                                          ---------     ---------      ---------     ---------
              Total income (loss) from operations            (66.16)       (89.61)          7.04        179.56
                                                          ---------     ---------      ---------     ---------
Net asset value per unit at end of period                 $2,229.15     $2,054.49      $2,229.15     $2,054.49
                                                          =========     =========      =========     =========

TOTAL RETURN (3)                                              (2.88)%       (4.18)%         0.32%         9.58%
                                                          =========     =========      =========     =========

SUPPLEMENTAL DATA

Ratios to average net asset value:
       Expenses prior to performance fee (4)                  (3.99)%       (3.97)%        (4.00)%       (4.03)%
       Performance fee (3)                                     0.00%         0.00%         (2.89)%       (2.26)%
                                                          ---------     ---------      ---------     ---------

              Total expenses                                  (3.99)%       (3.97)%        (6.89)%       (6.29)%
                                                          =========     =========      =========     =========

       Expenses net of interest income (2),(4)                (2.67)%       (3.06)%        (2 94)%       (3.02)%
                                                          =========     =========      =========     =========

        Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

--------------------
(1) Expenses net of interest income per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

As of September 30, 2004, the aggregate capitalization of the Trust was $571,640,034, and the Net Asset Value per Unit was $2,229.15.

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

RESULTS OF OPERATIONS

The return for the nine months ended September 30, 2004 and 2003 was 0.32% and 9.58% respectively.

2004

For the 2004 year-to-date increase of 0.32%, approximately 5.61% was due to trading gains (before commissions) and approximately 0.80% was due to interest income, offset by approximately 6.09% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 5.61% trading gains by sector is as follows:

SECTOR                                                  % GAIN (LOSS)
------                                                  -------------
Interest Rates                                              7.86%

Energy                                                      1.39

Currencies                                                  0.60

Agriculture                                                 0.43

Metals                                                     (0.33)

Stock Indices                                              (4.34)
                                                           -----
                                                            5.61%
                                                           =====

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

The Trust had a strong positive return in February as the trends that were in place at the end of January persisted. The continued concern over the record U.S. budget deficit and current account imbalance kept downward pressure on the U.S. Dollar and resulted in strong gains in the currency sector. The weak Dollar in return reinforced several related trends, including the continued rise in energy prices, resulting in positive returns in the energy sector. The interest rates sector was also profitable for the month as European interest rate instruments traded higher.

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

June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank's June 30 interest rate announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

July was a slightly negative month as most markets the Trust traded continued to oscillate in relatively narrow ranges. Interest rate instruments traded lower and then rallied on weaker than expected economic statistics, while equity indices rallied and then declined amid broad earnings disappointments. The U.S. dollar traded in a narrow range. The only sector to show any real life was the energy sector, where in classic whipsaw fashion the Trust exited most of its long positions just before crude oil prices rallied to all-time highs.

August performance was negative as most financial markets continued to be bound by the ranges which had been in place previously. Fixed income instruments rallied profitably during the month, but these gains were quickly offset by losses in the currency sector as the U.S. Dollar strengthened. Small losses resulted from stock index trading as a six-week downtrend reversed sharply, mirroring the rise and fall of crude oil prices. The Trust's exposure to the highly volatile energy sector was minor as a result of filters that kept the Trust out of that sector.

The losses for the Trust continued in September as listless market conditions persisted. While U.S. Dollar and interest rate instruments traded in narrow ranges, the Trust managed small profits in these sectors. These gains were largely offset by losses in the Trust's small positions in the volatile energy sector. The largest losses for the month came from the equity index positions as positive economic reports late in the month caused stocks to rally towards 90-day highs.

2003

The return for the nine months ended September 30, 2003 and 2002 was 9.58%. Of the 2003 increase, approximately 14.43% was due to trading gains (before commissions), approximately 0.76% was due interest income offset by approximately 5.61% due to brokerage fees, performance fees and operating costs borne by the Trust. An analysis of the 14.43% trading loss by sector is as follows:

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

THE TRUST'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

      The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the nine months ended September 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of September 30, 2004 and December 31, 2003, the Trust's total capitalization was approximately $571.6 million and $351.6 million, respectively.

                               SEPTEMBER 30, 2004

                                  % OF TOTAL                TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION           GAIN/(LOSS)*
-------------   -------------    --------------           ------------
Currencies      $ 20,042,000         3.51%                   0.60%
Interest Rates  $ 17,210,000         3.01%                   7.86%
Stock Indices   $  8,801,000         1.54%                  (4.34)%
Metals          $  1,288,000         0.22%                  (0.33)%
Energy          $    793,000         0.14%                   1.39%
Agriculture     $    395,000         0.07%                   0.43%
                ------------         ----                    ----

   Total        $ 48,529,000         8.49%                   5.61%
                ============         ====                    ====

* - Of the 0.32% return for the nine months ended September 30, 2004, approximately 5.61% was due to trading gains (before commissions), approximately 0.80% was due interest income offset by approximately 6.09% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust.

                                DECEMBER 31, 2003

                                  % OF TOTAL                TRADING
MARKET SECTOR   VALUE AT RISK    CAPITALIZATION           GAIN/(LOSS)*
-------------   -------------    --------------           ------------
Currencies      $ 16,132,000         4.59%                  25.81%
Interest Rates  $ 14,105,000         4.01%                  (3.35)%
Stock Indices   $ 13,538,000         3.85%                   5.76%
Energy          $  3,455,000         0.98%                  (1.68)%
Metals          $     94,000         0.03%                  (0.30)%
Agriculture     $     75,000         0.02%                  (1.11)%
                ------------        -----                   -----

   Total        $ 47,399,000        13.48%                  25.13%
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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

      The following qualitative disclosures regarding the Trust's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act of 1933") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act of 1934"). The Trust's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

      The following were the primary trading risk exposures of the Trust as of September 30, 2004, by market sector.

Currencies

      Exchange rate risk is a significant market exposure of the Trust. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates -- i.e., positions between two currencies other than the U.S. Dollar.

Interest Rates

      Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Trust takes positions in the government debt of Switzerland and Australia. Campbell & Company anticipates that these interest rates will remain the primary market exposure of the Trust for the foreseeable future. A material change in long-term or short-term interest rates could have a significant effect on the performance of the Fund.

Stock Indices

      The Trust's primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of September 30, 2004, the Trust's primary exposures were in the As of September 30, 2004, the Fund's primary exposures were in the Euro STOXX 50 (Europe), DAX (Germany), Hang Seng (Hong Kong), S&P 500 (USA) and Nikkei (Japan) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Energy

      The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

      The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust's portfolio during the nine months ended September 30, 2004.

Agricultural

      The Trust's agricultural exposure is to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector has not exceeded 3% of the Trust's portfolio during the nine months ended September 30, 2004.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

      The following were the only non-trading risk exposures of the Trust as of September 30, 2004.

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

                            PART II-OTHER INFORMATION

Item 1.             Legal Proceedings.

                    None

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

                    a) During the nine months ended September 30, 2004 and 2003, the Trust sold equity securities in the Trust ("Units of Beneficial Interest") to existing and new unitholders of the Trust in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The aggregate consideration for Units of Beneficial Interest sold during the nine months ended September 30, 2004 and 2003 were $250,962,064 and $145,253,279, respectively, in cash. The Units of Beneficial Interest were issued by the Trust in reliance upon an exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act, as transactions not constituting a public offering of securities because the Units of Beneficial Interest were issued privately without general solicitation or advertising. In connection with the sales of the Units of Beneficial Interest described above, there were no underwriting discounts or commissions.

Item 3.             Defaults Upon Senior Securities

                    Not applicable.

Item 4.             Submissions of Matters to a vote of Security Holders.

                    None

Item 5.             Other Information

                    None

Item 6.             Exhibits and Reports on Form 8-K.

                    (a)   Exhibits

Exhibit
Number                       Description of Document
------                       -----------------------
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

                    (b)   Reports on Form 8-K

                          A report on Form 8-K was filed on November 4, 2004 to report Unregistered Sales of Equity Securities on October 1, 2004 and November 1, 2004.

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

                                  THE CAMPBELL FUND TRUST
                                  (Registrant)

                                            By: Campbell & Company, Inc.
                                                Managing Operator

Date: November 12, 2004                     By:  /s/ Theresa D. Becks
                                                -----------------------------
                                                Theresa D. Becks
                                                Chief Financial Officer/
                                                Treasurer/Director

                                  EXHIBIT INDEX

Exhibit Number             Description of Document                              Page Number
--------------             -----------------------                              -----------
31.01                      Certification by Chief Executive Officer             E 2 - E 3
31.02                      Certification by Chief Financial Officer             E 4 - E 5
32.01                      Certification by Chief Executive Officer                 E 6
32.02                      Certification by Chief Financial Officer                 E 7

                                      E 1