Form 10-K
period 2004-12-31
CAMPBELL FUND TRUST
filed 2005-03-29
CIK 1043951

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)	FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2004
Commission File Number 0-50264 and
2-84126

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to __________

THE CAMPBELL FUND TRUST

(Exact name of Registrant as specified in its charter)

DELAWARE	94-6260018

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

210 W. Pennsylvania Avenue
Towson, Maryland	21204

Registrant’s telephone number, including area code:     (410)   296-3301

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
Yes ☑          No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.          ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐           No ☑

The Registrant has no voting stock. As of December 31, 2004 there were 269,088.929 Units of Beneficial Interest issued and outstanding.

Total number of pages 38. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
	PART I

ITEM 1.	BUSINESS	1-4

ITEM 2.	PROPERTIES	4

ITEM 3.	LEGAL PROCEEDINGS	4

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	4

ITEM 6.	SELECTED FINANCIAL DATA	5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	6-13

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13-18

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	AND FINANCIAL DISCLOSURE	19

ITEM 9A.	CONTROLS AND PROCEDURES	19

ITEM 9B.	OTHER INFORMATION	19

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	19-21

ITEM 11.	EXECUTIVE COMPENSATION	21

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	21

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	21-22

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	22-23

SIGNATURES
CERTIFICATIONS

PART I

Item 1. Business

General development of business

     The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc. (“Campbell & Company” or the “managing operator”). Specifically, the Trust trades a portfolio primarily focused on financial futures and forwards, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.

     Delaware Trust Capital Management, Inc., a Delaware banking corporation, (the “Trustee”), is the sole trustee of the Trust. The Trustee is unaffiliated with the managing operator and the Trust’s selling agents, and its duties and liabilities with respect to the offering of the Units of Beneficial Interest (the “Units”) are limited to its express obligations under the Declaration of Trust and Trust Agreement.

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

     The Trust’s funds are traded pursuant to Campbell & Company’s Global Diversified Large Portfolio. Prior to June 1997, Campbell & Company had one Global Diversified Portfolio. In June 1997, the Global Diversified Portfolio was split into two separate portfolios, the Global Diversified Large Portfolio (which generally is used for accounts greater than $10 million) and the Global Diversified Small Portfolio (which is generally used for accounts less than $10 million). From inception through June 1997, the Trust’s account was traded pursuant to Campbell & Company’s Global Diversified Portfolio. Between June 1997 and August 1999, the Trust’s account was traded pursuant to the Global Diversified Small Portfolio, and since August 1, 1999, has been traded pursuant to the Global Diversified Large Portfolio.

     As of December 31, 2004, the aggregate capitalization of the Trust was $648,451,354, and the Net Asset Value per Unit was $2,409.80.

Financial information about segments

     The Trust’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Trust does not engage in sales of goods or services.

Narrative description of business

General

     The purpose of the Trust is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, option contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto.

     The Trust trades speculatively in the U.S. and international futures and forward markets. Specifically, the Trust trades a portfolio that is primarily focused on financial futures and forwards, with a secondary emphasis on metal, energy and agricultural products. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust’s assets pursuant to Campbell & Company’s Global Diversified Large Portfolio. The portfolio trades commodity interests which include energy products, agricultural products, precious and base metals, stock market indices, interest rates and foreign currencies, and may in the future include options.

Use of Proceeds and Cash Management Income

Subscription Proceeds and Available Assets.

     Offering proceeds, without deduction, are credited to the Trust’s bank accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the forward counterparty. In this way, substantially all (i.e. 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. The Trust receives all interest earned on its assets. No other person receives any interest or other economic benefits from the deposit of Trust assets.

     Approximately 10% to 30% of the Trust’s assets are usually committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust’s assets are deposited with the forward counterparty in order to initiate and maintain currency forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act. These assets are held either in U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the forward counterparty. The remaining 40% to 80% of the Trust’s assets are usually invested in U.S. Treasury bills and held by the futures broker or the forward counterparty.

     The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

Market Sectors.

     Campbell & Company’s Global Diversified Large Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent Crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (coffee, corn, cotton and wheat), precious and base metals (aluminum, copper, gold, nickel and zinc), stock market indices (DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI, NASDAQ, Nikkei and S&P 500), interest rates (short-term and long-term) and foreign currencies (majors, minors and crossrates), and may in the future include options.

Market Types.

     The Trust trades on a variety of United States and foreign futures exchanges. Approximately 50% of the Trust’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets. The remaining 50% takes place on futures exchanges.

     As in the case of its market sector allocations, the Trust’s commitments to different types of markets – U.S. and non-U.S., regulated and non regulated – differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Trust. No one market exceeds 10% of the total portfolio allocation.

Charges

     Each Unit is subject to the same charges. The Trust’s average month-end net assets during 2004, 2003 and 2002 equaled $534,329,244, $272,498,935 and $98,117,477, respectively. Total expenses including brokerage commissions charged to the Trust (as described below), other than performance fees, are estimated to equal less than 6% of the Trust’s net assets annually. Such expenses as a percentage of the Trust’s average month-end assets for the years ended December 31, 2004, 2003 and 2002 were 4.31%, 4.48% and 4.65% respectively.

DESCRIPTION OF CURRENT CHARGES.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Campbell & Company	Management Fee	A monthly management fee of 1/3 of 1% of the Trust’s month-end net assets, totaling approximately 4% of average month-end net assets per year. Campbell & Company may pay a portion or all of its monthly management fee on an ongoing basis to selected agents who have sold the Units, in return for their provision of ongoing services to the Unitholders. In most cases, the ongoing payment paid to selling agents is 2% per annum, paid monthly, on the then current Net Asset Value of Units sold by the selling agents, net of redemptions.

Campbell & Company	Performance Fee	A quarterly performance fee of 20% of the aggregate cumulative appreciation in the Net Asset Value per Unit at the end of each quarter, exclusive of appreciation attributable to interest income disregarding decreases in Net Asset Value per Unit resulting from distributions.

ABN AMRO Incorporated	Brokerage Commissions	Brokerage commissions are paid at a rate of approximately $6 for each round-turn trade executed for the Trust. Annual brokerage commissions payable to the Trust are estimated at approximately 0.36% of the Trust’s net assets annually, although there is no limit on the amount of such commissions.

ABN AMRO Bank, N.V., Chicago Branch	Forward Counterparty Execution Costs	The forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, ABN AMRO Bank, N.V., Chicago Branch charges approximately $10 per $1 million for forward contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.40% of the Trust’s net assets.

Other	Operating Expenses	The Trust pays operating expenses (other than the cost of the Units), including trustee, legal and accounting fees, and taxes or extraordinary expenses. These expenses are estimated at less than 0.50% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

These expenses during the years ended 2004, 2003 and 2002 were 0.03%, 0.04% and 0.06% of the Trust’s net assets, respectively.

Regulation

     Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Act requires “commodity pool operators,” and “commodity trading advisors,” such as Campbell & Company, and commodity brokers or “futures commission merchants,” such as the Trust’s commodity broker, to be registered and to comply with various reporting and recordkeeping requirements. Campbell & Company and the Trust’s commodity broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Campbell & Company’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Campbell & Company would be unable to continue to manage the business of the Trust. Should Campbell & Company’s registration be suspended, termination of the Trust might result.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Declaration of Trust and Trust Agreement. As of December 31, 2004, there were 2,759 Unitholders in the Registrant and 269,088.929 Units of Beneficial Interest outstanding.

     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Total Assets	$695,255,766	$378,634,351	$179,912,300	$75,167,211	$32,903,389
Total Unitholders’ Capital	648,451,354	351,591,363	142,674,058	69,133,931	31,555,119
Total Trading Gain (includes brokerage commissions)	64,059,482	57,594,812	19,675,679	3,775,731	3,468,440
Net Income	34,748,775	40,791,398	13,973,815	2,891,972	3,483,675
Net Income Per Managing
Operator and Other Unitholder Unit *	154.59	319.99	247.02	95.31	196.68
Increase in Net Asset
Value per Managing Operator and Other Unitholder Unit	187.69	347.18	239.20	92.04	180.66

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2004 and 2003.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2004	2004	2004	2004
Total Trading Gain (Loss) (includes brokerage commissions)	$73,743,553	$(47,890,968)	$(12,792,368)	$50,999,265
Net Income (Loss)	55,612,479	(51,687,514)	(16,583,386)	47,407,196
Net Income (Loss)
per Managing Operator and Other Unitholder Unit *	317.17	(243.70)	(66.85)	179.84
Increase (Decrease)
in Net Asset Value per Managing Operator and Other Unitholder Unit	321.05	(247.85)	(66.16)	180.65
Net Asset Value per
Managing Operator and Other Unitholder Unit at the End of the Period	2,543.16	2,295.31	2,229.15	2,409.80

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2003	2003	2003	2003
Total Trading Gain (Loss) (includes brokerage commissions)	$23,211,890	$12,594,717	$(9,450,848)	$31,239,053
Net Income (Loss)	18,061,072	8,540,129	(11,652,215)	25,842,412
Net Income (Loss)
per Managing Operator and Other Unitholder Unit *	178.58	71.92	(85.08)	168.83
Increase (Decrease)
in Net Asset Value per Managing Operator and Other Unitholder Unit	194.17	75.00	(89.61)	167.62
Net Asset Value per
Managing Operator and Other Unitholder Unit at the End of the Period	2,069.10	2,144.10	2,054.49	2,222.11

*	- Based on weighted average number of units outstanding during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The offering of its Units of Beneficial Interest commenced on January 2, 1996 at the time the Trust succeeded to the operations of the Campbell Fund Limited Partnership as described in Item 1. The offering of Units is continuous and ongoing.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Capital Resources

     The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

     Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s commodity futures trading operations, the Trust’s assets are expected to be highly liquid.

     The entire offering proceeds, without deductions, will be credited to the Trust’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

     Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Trust’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

     The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

Results of Operations

The returns for the years ended December 31, 2004, 2003 and 2002 were 8.45%, 18.52% and 14.62%, respectively.

2004

For the 2004 increase of 8.45%, approximately 14.23% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.04% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 14.23% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	12.54%

Currencies	2.12

Energy	1.68

Agricultural	0.49

Metals	(0.64)

Stock Indices	(1.96)

14.23%

The year began with the Trust posting a positive return in January despite significant volatility throughout the month. The weak U.S. Dollar continued to drive most global markets, including many that had no apparent or direct connection to the Dollar, and in circumstances such as this, subtle shifts in perception can have a disproportionate impact on prices. The Dollar traded lower throughout the month, which was profitable for the Trust’s currency positions. Much of the gain reversed late in the month when markets reacted violently when the Federal Open Market Committee (FOMC) slightly restated its short-term interest rate bias. The interest rate sector was slightly positive despite also having suffered a reversal of earlier gains following the FOMC announcement. The stock index and metals sectors had small losses for the month.

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

All of the gain for the month of March came from the interest rate sector as U.S. Treasuries continued to trade higher, while a weakening U.S. Dollar also contributed solid returns. The energy and agricultural sectors were moderately positive, while the equity index sector was moderately negative.

In April, interest rates reversed course and started to head higher in response to a perceived change in stance by the U.S. Federal Reserve. In the days that followed, most major market trends also reversed. Fixed income instruments sold off hard and the U.S. Dollar rallied, while precious and base metals and many other physical commodities traded sharply lower. The equities markets also fell. Only the continued rise in energy prices provided modest gains for the Trust in April.

May was a difficult month for systematic trend following strategies and the Trust finished the month with slightly negative performance. Crude oil set record high prices during the month, which led to gains for the Trust in the energy sector. Most fixed income and currency contracts experienced a classic whipsaw. They began the month with the continuation of April’s reversals, but ended the month with a strong rally. Equity prices continued to weaken in the face of higher energy prices and global political uncertainty, which led to losses in the stock indices sector.

June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank’s June 30 interest rate announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.

July was a slightly negative month as most markets the Trust traded continued to oscillate in relatively narrow ranges. Interest rate instruments traded lower and then rallied on weaker than expected economic statistics, while equity indices rallied and then declined amid broad earnings disappointments. The U.S. Dollar traded in a narrow range. In the energy sector, a classic whipsaw caused the Trust to exit most of its long positions just before crude oil prices rallied to all-time highs.

August performance was negative as most financial markets continued to be bound by the ranges which had been in place previously. Fixed income instruments rallied profitably during the month, but these gains were quickly offset by losses in the currency sector as the U.S. Dollar strengthened. Small losses resulted from stock index trading as a six-week downtrend reversed sharply, mirroring the rise and fall of crude oil prices. The Trust’s exposure to the highly volatile energy sector was minor as a result of trading filters that kept the Trust out of that sector.

The losses for the Trust continued in September as listless market conditions persisted. While U.S. Dollar and interest rate instruments traded in narrow ranges, the Trust managed small profits in these sectors. These gains were largely offset by losses in the Trust’s small positions in the volatile energy sector. The largest losses for the month came from the equity index positions as positive economic reports late in the month caused stocks to rally towards 90-day highs.

The Trust bounced back with a respectable gain in October. This was primarily as a result of positive performance in the foreign exchange and interest rate sectors, as the long-awaited downward movement in the U.S Dollar began to unfold. Traders reacted to key economic data, including a report of the second highest trade-gap in U.S. history. Following the report, the U.S. Dollar trended broadly lower against other leading currencies. The Trust was on the sidelines in the energy sector during the month as crude oil hit new highs and natural gas traded at the highest prices since the levels reached in February 2003.

The Trust had a strong profitable month in November as the growing momentum in the slide of the U.S. Dollar resulted in a new low against the Euro and multi-year lows against other major currencies. Structural problems of record budget deficits, trade deficits, and current account deficits, and the prospect of four more years of unchanged fiscal and monetary policy had the attention of the foreign exchange markets. Consequently, while the U.S. Dollar has been weak for several years, the recent decline has been very sharp. The foreign exchange and interest rate sectors were profitable in November and were the most profitable sectors for the year.

The Trust finished the year with a positive performance in December and for the year, closing out a year that was confounding for many traders. The big stories for the year were the slide in the U.S. Dollar and the rise and fall of crude oil prices, but high volatility made these markets difficult to trade. Fixed income was the most profitable sector for the Trust in 2004. Long-term interest rates were sharply higher in the first quarter, but reversed in the second quarter despite a Federal Reserve Bank bias toward higher rates. The rally continued through the second half of the year and produced strong returns for the year in the fixed income sector. Equity markets were range-bound for most of the year awaiting the outcome of the election, which was followed by a dramatic rally and delivered some useful gains from the otherwise worst performing sector in 2004.

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

25.13%

The long-term trends that created opportunity for the Trust in 2002 continued in January 2003, in which profits were earned in every sector. However, the environment was one where a single event, the prospect of war with Iraq, was driving the Trust’s whole portfolio. While the Trust’s systematic and disciplined trading strategies continued to keep it engaged, leverage was subsequently decreased to protect against significant losses which could result from potential sharp and extended reversals in core positions.

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

In April, the Trust’s leverage was returned to a more normal level, but the portfolio was not fully engaged in many markets due to the lack of strong trends. Many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals and stock index sectors.

In May, the uncertainty that remained in April dominated the markets the Trust trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The US dollar weakened further against the other major currencies, despite the concern expressed by the United States’ trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Trust, particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency contracts were also strongly positive, while losses in the energy, agricultural and stock index sectors offset some of those gains.

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

The Trust’s performance for July was negative due to significant price reversals in the Trust’s largest positions. The U.S. Dollar’s strong rally caused losses in the Trust’s currency and cross rate sectors. In addition, the sudden sharp sell-off in long-term bonds resulted in losses in the Trust’s long positions. These losses were partially offset by gains in the Trust’s long equity index positions as investor confidence grew in the economic recovery and the potential for improved growth.

The stock indices sector was the best performing sector for the month of August as the U.S. equity markets posted their sixth straight month of gains. Much of this was attributed to improving consumer confidence, federal tax cuts and increased defense spending. The energy sector contributed positive returns as crude oil remained above the thirty-dollar level on continuing supply concerns. Also, the Trust’s short positions in the Japanese Government Bond provided a significant portion of the month’s gains.

In September, the currency sector was the only significantly positive sector as short U.S. Dollar positions benefited from continued weakness in the U.S. Dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets washed out the gains in the currency sector and put the Trust’s portfolio into negative territory late in the month. The Trust finished the 3rd quarter with a negative return, but was positive through year-to-date through September.

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

20.98%

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

The high market volatility in January continued into February. Further Enron revelations radiated concern about the accounting practices of other large companies and caused the equity markets to decline early in the month. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Trust’s performance was negative in February with losses in energy, stock indices and long-term interest rates partially offset by gains in short-term interest rates.

March was a mixed month in which positive performance in the energy and interest rate sectors were more than offset by losses in stock indices and currencies, which made up a substantial part of the Trust’s portfolio. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Trust maintained a short position. Energy was the strongest performing sector, profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied. The overall loss for the month occurred independently of the equity and bond markets, demonstrating the volatility reducing effect of blending assets whose returns are largely uncorrelated.

April was a difficult trading month for the Trust. The Trust ended the month down over 4.0%. The fixed income sector was whip-lashed as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading US equity indices put them at their lowest levels since October 2001 and contributed to the Trust’s losses for the month. The energy sector was battered by reports of unfolding events in both Venezuela and the Middle East. Many areas of concern remained, including continued instability in the Middle East, weak corporate earnings, continued revelations of corporate accounting issues, fear of a collapse in the residential real estate market, high energy costs and a growing federal budget deficit due to lower tax receipts.

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

The Trust’s positive performance continued in July, posting similar numbers as June. This was the third consecutive month of positive performance and was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro.

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

September was the fifth consecutive month of positive returns for the Trust, as traditional investment strategies continued to struggle. Profits were earned in the stock indices, interest rates and energy sectors, offset by losses in the currency sector. Further reports of corporate governance and accounting failures, the possibility of an unpopular war in the Middle East, rising jobless claims, disappointing earnings and a gloomy retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Trust’s ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

Many of the trends that had been so profitable for the Trust over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The US dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currency sector. US equities surprised the market by turning in their second best month since 1997. As the US struggled with the United Nations over Iraq, energy prices sold off sharply, making this the Trust’s worst performing sector in October.

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

The Trust recorded a strong positive performance for December and for the year. The Trust’s core strategy of systematic, diversified trend-following again demonstrated the ability to outperform most other strategies in times of economic weakness and uncertainty. The ability to short markets enabled the Trust to profit as global markets suffered their third consecutive negative year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy, industrial metals and agricultural sectors.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Not Necessarily Indicative of Future Performance

     The Trust is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

     Market movements result in frequent changes in the fair market value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

     The Trust rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust’s past performance is not necessarily indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust’s speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust’s experience to date (i.e., “risk of ruin”). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust’s losses in any market sector will be limited to Value at Risk or by the Trust’s attempts to manage its market risk.

Standard of Materiality

     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust’s market sensitive instruments.

Quantifying the Trust’s Trading Value at Risk

Quantitative Forward-Looking Statements

     The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

     The Trust’s risk exposure in the various market sectors traded by Campbell & Company is quantified below in terms of Value at Risk. Due to the Trust’s mark-to-market accounting, any loss in the fair value of the Trust’s open positions is directly reflected in the Trust’s earnings (realized or unrealized).

     Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% – 99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

     In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. Dollars with an incremental adjustment to reflect the exchange rate risk inherent to the Dollar-based Trust in expressing Value at Risk in a functional currency other than Dollars.

     In quantifying the Trust’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Trust’s positions are rarely, if ever, 100% positively correlated have not been reflected.

     Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

The Trust’s Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2004, 2003 and 2002 and the trading gains/losses by market category for the years then ended. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 2004, 2003 and 2002, the Trust’s total capitalization was approximately $648 million, $351 million and $143 million, respectively.

FISCAL YEAR 2004

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/LOSS*
Currencies	$31,089,000	4.79%	2.12%
Stock Indices	29,956,000	4.62%	(1.96)%
Interest Rates	17,156,000	2.65%	12.54%
Energy	4,057,000	0.63%	1.68%
Metals	1,161,000	0.18%	(0.64)%
Agricultural	611,000	0.09%	0.49%

TOTAL	$84,030,000	12.96%	14.23%

* - Of the 8.45% return for the year ended December 31, 2004, approximately 14.23% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.04% in brokerage fees, performance fees and operating costs borne by the Trust.

FISCAL YEAR 2003

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/LOSS*
Currencies	$16,132,000	4.59%	25.81%
Interest Rates	14,105,000	4.01%	(3.35)%
Stock Indices	13,538,000	3.85%	5.76%
Energy	3,455,000	0.98%	(1.68)%
Metals	94,000	0.03%	(0.30)%
Agricultural	75,000	0.02%	(1.11)%

TOTAL	$47,399,000	13.48%	25.13%

* - Of the 18.52% return for the year ended December 31, 2003, approximately 25.13% was due to trading gains (before commissions) and approximately 0.96% was due to interest income, offset by approximately 7.57% in brokerage fees, performance fees and operating costs borne by the Trust.

FISCAL YEAR 2002

		% OF TOTAL	TRADING
MARKET SECTOR	VALUE AT RISK	CAPITALIZATION	GAIN/LOSS*
Currencies	$4,935,000	3.46%	5.87%
Energy	3,487,000	2.44%	(2.34)%
Interest Rates	2,027,000	1.42%	14.71%
Stock Indices	1,245,000	0.87%	3.47%
Metals	383,000	0.27%	(0.34)%
Agricultural	356,000	0.25%	(0.39)%

TOTAL	$12,433,000	8.71%	20.98%

* - Of the 14.62% return for the year ended December 31, 2002, approximately 20.98% was due to trading gains (before commissions) and approximately 1.57% was due to interest income, offset by approximately 7.93% in brokerage fees, performance fees and operating costs borne by the Trust.

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions – unusual, but historically recurring from time to time – could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk tables – as well as the past performance of the Trust – give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Trust’s market risk exposures – except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust’s primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

     The following were the primary trading risk exposures of the Trust as of December 31, 2004, by market sector.

Currencies

     Exchange rate risk is the principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates – i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

Interest Rates

     Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments.

Stock Indices

     The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain and Taiwan). The stock index futures traded by the Trust are limited to futures on broadly based indices. As of December 31, 2004, the Trust’s primary exposures were in the Euro STOXX 50, DAX (Germany), S&P 500 (USA), NASDAQ (USA) and IBEX (Spain) stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Energy

     The Trust’s primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2004, crude oil and natural gas are the dominant energy market exposures of the Trust. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

     The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc. The risk allocation to the metal sector has not exceeded 3% of the Trust’s portfolio during 2004.

Agricultural

     During 2004, the Trust’s agricultural exposure was to wheat, corn, coffee and cotton. The risk allocation to the agricultural sector was 1% to 3% of the Trust’s portfolio during 2004.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Trust as of December 31, 2004.

Foreign Currency Balances

     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions

     The Trust’s only market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which the Trust and Campbell & Company, severally, attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which open positions must be closed out.

     Campbell & Company controls the risk of the Trust’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.

General

     The Trust is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Trust generally will use a small percentage of assets as margin, the Trust does not believe that any increase in margin requirements, as proposed, will have a material effect on the Trust’s operations.

Item 8. Financial Statements and Supplementary Data

     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 25 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarterly that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

Item 9B. Other Information

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not reported on Form 8-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 210 West Pennsylvania Avenue, Towson, Maryland 21204, (410) 296-3301. Campbell & Company’s directors and executive officers are as follows:

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

Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 as Executive Vice President-Research and has served as Executive Vice President-Research since then. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.

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

Craig A. Weynand, born in 1969, joined Campbell & Company in October 2003 as Vice President and has served as General Counsel since November 2003. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of compliance and trade operations. From May 1990 to September 2003, Mr. Weynand was employed by Morgan Stanley, serving as Senior Trader for Morgan Stanley Futures and Currency Management Inc., a commodity trading advisor, until 1998 and as Vice President – Director of Product Origination & Analysis for the Morgan Stanley Managed Futures Department until his departure. Mr. Weynand holds a B.S. in International Business and Marketing and an M.B.A. in Economics from New York University, and a J.D. from the Fordham University School of Law. Mr. Weynand is a member of the New York State Bar and serves on the Government Relations Committee of the Managed Funds Association. Mr. Weynand is an Associated Person of Campbell & Company.

C. Douglas York, born in 1958, has been employed by Campbell & Company since November 1992, was appointed a Senior Vice President-Trading in 1997, and has served as Executive Vice President-Trading since 2003. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From 1991 to 1992, Mr. York was the Global Foreign Exchange Manager for Black & Decker. He holds a B.A. in Government from Franklin and Marshall College. Mr. York is an Associated Person of Campbell & Company.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Theresa D. Becks qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

Code of Ethics

Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, controller, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, Court Towers Building, 210 West Pennsylvania Ave., Suite 770, Towson, Maryland 21204 or by calling 1-800-698-7235.

Item 11. Executive Compensation

     The Trust does not itself have any officers, directors or employees. The Trust pays management fees and performance fees to Campbell & Company. The directors and managing officers of Campbell & Company are remunerated by Campbell & Company in their respective positions. The directors and managing officers receive no “other compensation” from the Trust. There are no compensation plans or arrangements relating to a change in control of either the Trust or Campbell & Company.

     Campbell & Company receives from the Trust (i) a monthly management fee of 1/3 of 1% of the Trust’s month-end net assets, totaling approximately 4% of average month-end net assets per year; and (ii) a quarterly performance fee of 20% of the aggregate cumulative appreciation in the net asset value per Unit at the end of each quarter, exclusive of appreciation attributable to interest income. Campbell & Company may pay a portion or all of its monthly management fee on an ongoing basis to selected selling agents who have sold the units, in return for their provision of ongoing services to the Unitholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2004, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2004, Campbell & Company owned 20.360 Units of Beneficial Interest having a value of $49,064.

Item 13. Certain Relationships and Related Transactions

     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees

The aggregate fees billed for professional services rendered by Arthur F. Bell, Jr. & Associates, L.L.C. (‘AFB”) for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2004 and 2003 were $27,975 and $27,190, respectively.

(b)	Audit Related Fees The aggregate fees billed by AFB for the monthly recalculation of the Trust’s net asset value for the years ended December 31, 2004 and 2003 were $7,175 and $6,900, respectively.

(c)	Tax Fees

The aggregate fees billed by AFB for professional services rendered for the preparation and filing of the Trust’s Schedule K-1s and all necessary federal and state tax returns for the years ended December 31, 2004 and 2003 were $36,648 and $24,312, respectively. During the years ended December 31, 2004 and 2003, a total of 2,378 and 1,412 individual investor K-1s, respectively, were distributed to the Unitholders.

(d)	All Other Fees

The aggregate fees and expenses billed by AFB for professional services, and related cost reimbursement for postage, supplies and fulfillment house expenses, rendered for the assistance in the preparation and mailing of the Trust’s monthly account statements to Unitholders, utilizing data, narrative and other items provided by Campbell & Company for the years ended December 31, 2004 and 2003 were $41,060 and $30,142, respectively. During the years ended December 31, 2004 and 2003, a total of 32,670 and 26,046 monthly account statements respectively, were distributed to Unitholders.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 25 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

     Exhibit Number                               Description of Document

1.01	Form of Selling Agreement among the Registrant, Campbell & Company and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.02	Declaration of Trust and Trust Agreement of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.03	Certificate of Trust of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.01	Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.02	Customer Agreement between the Registrant, Campbell & Company and ABN AMRO Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.03	Form of Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant, Campbell & Company and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No.
0-50264) filed on April 30, 2003.)

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibits (continued)

Exhibit Number    Description of Document

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, INC.
Managing Operator

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer, Secretary,
Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 29, 2005.

Signature	Capacity

/s/ D. Keith Campbell

D. Keith Campbell	Chairman of the Board

/s/ William C. Clarke, III

William C. Clarke, III	Executive Vice President and Director

/s/ Bruce L. Cleland

Bruce L. Cleland	President, Chief Executive Officer and Director

/s/ Theresa D. Becks

Theresa D. Becks	Chief Financial Officer, Secretary, Treasurer and Director

/s/ James M. Little

James M. Little	Executive Vice President and Director

/s/ C. Douglas York

C. Douglas York	Executive Vice President and Director

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2004

THE CAMPBELL FUND TRUST

INDEX

PAGES
Independent Auditor’s Report	27

Financial Statements

Statements of Financial Condition December 31, 2004 and 2003	28

Condensed Schedules of Investments December 31, 2004 and 2003	29-30

Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002	31

Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002	32

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2004, 2003 and 2002	33

Notes to Financial Statements	34-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders
The Campbell Fund Trust

We have audited the accompanying statements of financial condition of The Campbell Fund Trust, including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, cash flows and changes in unitholders’ capital (net asset value) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2004 and 2003, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 22, 2005

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2004 and 2003

	2004	2003
ASSETS
Equity in broker trading accounts
Cash	$24,970,812	$10,949,208
United States government securities	318,991,367	144,322,133
Unrealized gain on open futures contracts	9,219,986	6,048,369

Deposits with broker	353,182,165	161,319,710

Cash and cash equivalents	134,055,510	115,561,739
United States government securities	218,933,061	89,943,762
Unrealized gain (loss) on open forward currency contracts	(10,914,970)	11,809,140

Total assets	$695,255,766	$378,634,351

LIABILITIES
Accounts payable	$67,123	$46,488
Commissions and other trading fees on open contracts	162,993	83,342
Management fee	2,168,734	1,184,980
Performance fee	0	2,717,685
Prepaid subscriptions	44,405,562	23,010,493

Total liabilities	46,804,412	27,042,988

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at December 31, 2004 and 2003	49,064	45,242
Unitholders – 269,068.569 and 158,203.505 units outstanding at December 31, 2004 and 2003	648,402,290	351,546,121

Total unitholders’ capital (Net Asset Value)	648,451,354	351,591,363

	$695,255,766	$378,634,351

See accompanying notes.

THE CAMPBELL FUND TRUST

CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004

UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$185,000,000	03/31/05	U.S. Treasury Bills	$184,025,821	28.38%
$115,000,000	03/10/05	U.S. Treasury Bills	114,525,369	17.66%
$64,000,000	02/10/05	U.S. Treasury Bills	63,856,355	9.85%
$55,000,000	02/17/05	U.S. Treasury Bills	54,852,538	8.46%
$55,000,000	03/24/05	U.S. Treasury Bills	54,733,158	8.44%
$48,000,000	01/06/05	U.S. Treasury Bills	47,988,967	7.40%
$18,000,000	02/24/05	U.S. Treasury Bills	17,942,220	2.77%

		Total United States government securities (cost, including accrued interest, – $537,924,428)	$537,924,428	82.96%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$382,106	0.06%
Energy	(953,863)	(0.15)%
Metals	298,815	0.04%
Stock indices	4,538,420	0.70%
Short-term interest rates	(401,167)	(0.06)%
Long-term interest rates	5,181,996	0.80%

Total long futures contracts	$9,046,307	1.39%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$66,570	0.01%
Metals	(588,298)	(0.09)%
Short-term interest rates	697,760	0.11%
Long-term interest rates	(2,353)	0.00%

Total short futures contracts	$173,679	0.03%

Total futures contracts	$9,219,986	1.42%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$18,749,263	2.89%
Various short forward currency contracts	(29,664,233)	(4.57)%

Total forward currency contracts	$(10,914,970)	(1.68)%

See accompanying notes.

\

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2003

UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$65,000,000	02/19/04	U.S. Treasury Bills	$64,919,830	18.46%
$45,000,000	01/02/04	U.S. Treasury Bills	44,998,888	12.80%
$40,000,000	03/11/04	U.S. Treasury Bills	39,931,944	11.36%
$33,000,000	01/08/04	U.S. Treasury Bills	32,994,385	9.38%
$22,500,000	03/25/04	U.S. Treasury Bills	22,454,588	6.39%
$21,000,000	02/12/04	U.S. Treasury Bills	20,977,460	5.97%
$8,000,000	02/26/04	U.S. Treasury Bills	7,988,800	2.27%

		Total United States government securities (cost, including accrued interest, – $234,265,895)	$234,265,895	66.63%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$9,600	0.00%
Energy	1,163,847	0.33%
Metals	543,990	0.16%
Stock indices	5,214,137	1.48%
Short-term interest rates	597,526	0.17%
Long-term interest rates	(917,473)	(0.26)%

Total long futures contracts	$6,611,627	1.88%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(55,556)	(0.01)%
Metals	(68,464)	(0.02)%
Short-term interest rates	4,933	0.00%
Long-term interest rates	(444,171)	(0.13)%

Total short futures contracts	$(563,258)	(0.16)%

Total futures contracts	$6,048,369	1.72%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$23,784,589	6.77%
Various short forward currency contracts	(11,975,449)	(3.41)%

Total forward currency contracts	$11,809,140	3.36%

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
TRADING GAINS
Futures trading gains (losses)
Realized	$58,773,406	$(15,973,938)	$12,034,345
Change in unrealized	3,171,617	3,761,793	2,485,339
Brokerage commissions	(1,418,687)	(1,097,308)	(484,788)

Gain (loss) from futures trading	60,526,336	(13,309,453)	14,034,896

Forward currency trading gains (losses)
Realized	26,429,299	61,318,645	6,956,076
Change in unrealized	(22,724,110)	9,708,165	(1,262,834)
Brokerage commissions	(172,043)	(122,545)	(52,459)

Gain from forward currency trading	3,533,146	70,904,265	5,640,783

Total trading gains	64,059,482	57,594,812	19,675,679

EXPENSES NET OF INTEREST INCOME
Income
Interest income	6,710,489	2,608,007	1,544,116

Expenses
Management fee	21,280,557	10,875,410	3,959,969
Performance fee	14,594,954	8,420,623	3,224,518
Operating expenses	145,685	115,388	61,493

Total expenses	36,021,196	19,411,421	7,245,980

Expenses net of interest income	(29,310,707)	(16,803,414)	(5,701,864)

NET INCOME	$34,748,775	$40,791,398	$13,973,815

NET INCOME PER MANAGING OPERATOR AND UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the year)	$154.59	$319.99	$247.02

INCREASE IN NET ASSET VALUE PER MANAGING OPERATOR AND UNITHOLDERS UNIT	$187.69	$347.18	$239.20

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from (for) operating activities
Net income	$34,748,775	$40,791,398	$13,973,815
Adjustments to reconcile net income to net cash (for) operating activities
Net change in unrealized	19,552,493	(13,469,958)	(1,222,505)
Increase (decrease) in accounts payable and accrued expenses	(1,633,645)	3,486,688	278,679
Net (purchases) of investments in United States government securities	(303,658,533)	(118,199,944)	(70,185,206)

Net cash (for) operating activities	(250,990,910)	(87,391,816)	(57,155,217)

Cash flows from (for) financing activities
Addition of units	290,996,895	177,832,783	66,865,293
(Increase) decrease in subscriptions receivable	0	0	24,405
Increase (decrease) in subscription deposits	0	(3,337,000)	3,337,000
Increase (decrease) in prepaid subscriptions	21,395,069	(10,344,942)	27,732,672
Redemption of units	(28,885,679)	(9,706,876)	(7,298,981)
Increase (decrease) in redemptions payable	0	0	(143,389)

Net cash from financing activities	283,506,285	154,443,965	90,517,000

Net increase in cash and cash equivalents	32,515,375	67,052,149	33,361,783

Cash and cash equivalents
Beginning of year	126,510,947	59,458,798	26,097,015

End of year	$159,026,322	$126,510,947	$59,458,798

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$24,970,812	$10,949,208	$4,746,830
Cash and cash equivalents	134,055,510	115,561,739	54,711,968

Total end of year cash and cash equivalents	$159,026,322	$126,510,947	$59,458,798

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2004, 2003 and 2002

	Total	Unitholders’ Capital
	Number of	Managing
	Units	Operator	Unitholders	Total
Balances at
December 31, 2001	42,264.947	$33,303	$69,100,628	$69,133,931
Net income for the year ended December 31, 2002		4,871	13,968,944	13,973,815

Additions	38,309.344	0	66,865,293	66,865,293

Redemptions	(4,478.563)	0	(7,298,981)	(7,298,981)

Balances at
December 31, 2002	76,095.728	38,174	142,635,884	142,674,058

Net income for the year ended December 31, 2003		7,068	40,784,330	40,791,398

Additions	86,831.994	0	177,832,783	177,832,783

Redemptions	(4,703.857)	0	(9,706,876)	(9,706,876)

Balances at
December 31, 2003	158,223.865	45,242	351,546,121	351,591,363

Net income for the year ended December 31, 2004		3,822	34,744,953	34,748,775

Additions	123,200.764	0	290,996,895	290,996,895

Redemptions	(12,335.700)	0	(28,885,679)	(28,885,679)

Balances at
December 31, 2004	269,088.929	$49,064	$648,402,290	$648,451,354

Net Asset Value per Unit
	December 31,
2004	2003	2002
$2,409.80	$2,222.11	$1,874.93

See accompanying notes.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

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

The Trust’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Trust’s management. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses.

F.	Foreign Currency Transactions

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective January 1, 2005 and 2004, additions of $44,625,092 and $23,010,493, respectively, were made to the Trust.

The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At December 31, 2004 and 2003, there were requests for redemptions of $6,764,484 and $1,515,033 effective January 1, 2005 and 2004, respectively.

Note 6.	TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at December 31, 2004 and 2003 were $537,924,428 and $234,265,895, respectively, which equals 83% and 67% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2004 and 2003 was $89,619,141 and $92,308,440, respectively, which equals 14% and 26% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

The Trust trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Gross unrealized gains	$12,418,105	$8,084,457	$25,436,620	$25,390,198
Gross unrealized losses	(3,198,119)	(2,036,088)	(36,351,590)	(13,581,058)

Net unrealized gain (loss)	$9,219,986	$6,048,369	$(10,914,970)	$11,809,140

Open contracts generally mature within three months; as of December 31, 2004, the latest maturity date for open futures contracts is September 2005, and the latest maturity date for open forward currency contracts is March 2005. However, the Trust intends to close all contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholders bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 7.	GUARANTEES

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2004, 2003 and 2002. This information has been derived from information presented in the financial statements.

	2004	2003	2002
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,222.11	$1,874.93	$1,635.73

Income (loss) from operations:
Total trading gains (1)	318.09	479.00	339.99
Expenses net of interest income (1)	(130.40)	(131.82)	(100.79)

Total income from operations	187.69	347.18	239.20

Net asset value per unit at end of year	$2,409.80	$2,222.11	$1,874.93

Total Return	8.45%	18.52%	14.62%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	(4.01)%	(4.03)%	(4.10)%
Performance fee	(2.73)%	(3.09)%	(3.29)%

Total expenses	(6.74)%	(7.12)%	(7.39)%

Expenses net of interest income (2)	(2.75)%	(3.08)%	(2.52)%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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