Form 10-Q
period 2005-03-31
CAMPBELL FUND TRUST
filed 2005-05-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

(410) 296-3301

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐   No ☑

Total number of Pages: 26

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	3

Condensed Schedules of Investments as of March 31, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18-24

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION	25

Item 6. Exhibits and Reports on Form 8-K	25

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

	March 31,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$17,328,114	$24,970,812
United States government securities	326,667,317	318,991,367
Unrealized gain on open futures contracts	13,601,038	9,219,986

Deposits with broker	357,596,469	353,182,165

Cash and cash equivalents	128,254,072	134,055,510
United States government securities	243,543,913	218,933,061
Unrealized (loss) on open forward currency contracts	(6,578,726)	(10,914,970)

Total assets	$722,815,728	$695,255,766

LIABILITIES
Accounts payable	$34,024	$67,123
Commissions and other trading fees on open contracts	169,288	162,993
Management fee	2,332,696	2,168,734
Subscription deposits	500,000	0
Prepaid subscriptions	22,303,633	44,405,562

Total liabilities	25,339,641	46,804,412

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at March 31, 2005 and December 31, 2004	47,540	49,064
Other Unitholders – 298,691.230 and 269,068.569 units outstanding at March 31, 2005 and December 31, 2004	697,428,547	648,402,290

Total unitholders’ capital (Net Asset Value)	697,476,087	648,451,354

	$722,815,728	$695,255,766

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2005
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$185,000,000	06/30/2005	U.S. Treasury Bills	$183,744,312	26.34%
$100,000,000	06/09/2005	U.S. Treasury Bills	99,484,417	14.26%
$82,000,000	05/19/2005	U.S. Treasury Bills	81,725,680	11.72%
$73,000,000	06/23/2005	U.S. Treasury Bills	72,537,160	10.40%
$65,000,000	05/12/2005	U.S. Treasury Bills	64,818,262	9.29%
$48,000,000	04/07/2005	U.S. Treasury Bills	47,981,760	6.88%
$20,000,000	05/26/2005	U.S. Treasury Bills	19,919,639	2.86%

		Total United States government securities (cost, including accrued interest, – $570,211,230)	$570,211,230	81.75%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agriculture	$450,394	0.06%
Energy	3,093,725	0.44%
Metals	264,163	0.04%
Stock indices	(1,679,943)	(0.24)%
Short-term interest rates	1,379,970	0.20%
Long-term interest rates	7,886,613	1.13%

Total long futures contracts	$11,394,922	1.63%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$(340,240)	(0.05)%
Metals	(10,069)	0.00%
Stock indices	(39,250)	(0.01)%
Short-term interest rates	450,732	0.07%
Long-term interest rates	2,144,943	0.31%

Total short futures contracts	$2,206,116	0.32%

Total futures contracts	$13,601,038	1.95%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(22,037,930)	(3.16)%
Various short forward currency contracts	15,459,204	2.22%

Total forward currency contracts	$(6,578,726)	(0.94)%

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

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains
Realized	$4,513,602	$43,182,258
Change in unrealized	4,381,052	6,637,220
Brokerage commissions	(499,051)	(386,045)

Gain from futures trading	8,395,603	49,433,433

Forward currency trading gains (losses)
Realized	(31,305,230)	38,138,407
Change in unrealized	4,336,244	(13,800,442)
Brokerage commissions	(64,624)	(27,845)

Gain (loss) from forward currency trading	(27,033,610)	24,310,120

Total trading gains (losses)	(18,638,007)	73,743,553

EXPENSES NET OF INTEREST INCOME
Income
Interest income	4,039,445	925,310

Expenses
Management fee	6,871,644	4,422,262
Performance fee	0	14,594,954
Operating expenses	39,397	39,168

Total expenses	6,911,041	19,056,384

Expenses net of interest income	(2,871,596)	(18,131,074)

NET INCOME (LOSS)	$(21,509,603)	$55,612,479

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(73.52)	$317.17

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$(74.85)	$321.05

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income (loss)	$(21,509,603)	$55,612,479
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(8,717,296)	7,163,222
Increase in accounts payable and accrued expenses	137,158	12,230,666
Net (purchases) of investments in United States government securities	(32,286,802)	(107,381,433)

Net cash (for) operating activities	(62,376,543)	(32,375,066)

Cash flows from (for) financing activities
Addition of units	82,450,398	66,529,783
Increase in subscription deposits	500,000	0
Increase (decrease) in prepaid subscriptions	(22,101,929)	27,819,040
Redemption of units	(11,916,062)	(5,227,639)

Net cash from financing activities	48,932,407	89,121,184

Net increase (decrease) in cash	(13,444,136)	56,746,118

Cash and cash equivalents
Beginning of period	159,026,322	126,510,947

End of period	$145,582,186	$183,257,065

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$17,328,114	$17,326,289
Cash and cash equivalents	128,254,072	165,930,776

Total end of period cash	$145,582,186	$183,257,065

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2005

Balances at December 31, 2004	20.360	$49,064	269,068.569	$648,402,290	269,088.929	$648,451,354

Net (loss) for the three months ended March 31, 2005		(1,524)		(21,508,079)		(21,509,603)

Additions	0.000		34,632.025	82,450,398	34,632.025	82,450,398

Redemptions	0.000	0	(5,009.364)	(11,916,062)	(5,009.364)	(11,916,062)

Balances at March 31, 2005	20.360	$47,540	298,691.230	$697,428,547	298,711.590	$697,476,087

Three Months Ended March 31, 2004

Balances at December 31, 2003	20.360	$45,242	158,203.505	$351,546,121	158,223.865	$351,591,363

Net income for the three months ended March 31, 2004		6,536		55,605,943		55,612,479

Additions	0.000	0	28,256.490	66,529,783	28,256.490	66,529,783

Redemptions	0.000	0	(2,258.194)	(5,227,639)	(2,258.194)	(5,227,639)

Balances at March 31, 2004	20.360	$51,778	184,201.801	$468,454,208	184,222.161	$468,505,986

Net Asset Value Per Managing Owner and Other Unitholders Unit
March 31,	December 31,	March 31,	December 31,
2005	2004	2004	2003
$2,334.95	$2,409.80	$2,543.16	$2,222.11

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective March 1, 2005 and January 1, 2005, additions of $22,303,633 and $44,625,092, respectively, were made to the Trust. The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At March 31, 2005, there were requests for redemptions of $3,916,632 effective April 1, 2005. At December 31, 2004, there were requests for redemptions of $6,764,484 effective January 1, 2005.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at March 31, 2005 and December 31, 2004 were $570,211,230 and $537,924,428, respectively, which equals 82% and 83% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2005 and December 31, 2004 was $105,422,331 and $89,619,141, respectively, which equals 15% and 14% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004
Gross unrealized gains	$17,724,334	$12,418,105	$24,364,841	$25,436,620
Gross unrealized losses	(4,123,296)	(3,198,119)	(30,943,567)	(36,351,590)

Net unrealized gain (loss)	$13,601,038	$9,219,986	$(6,578,726)	$(10,914,970)

Open contracts generally mature within three months; as of March 31, 2005, the latest maturity date for open futures contracts is December 2005, and the latest maturity date for open forward currency contracts is June 2005. However, the Trust intends to close all contracts prior to maturity.

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

Note 8. INTERIM FINANCIAL STATEMENTS

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations, cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,409.80	$2,222.11

Income (loss) from operations:
Total trading gains (losses) (1)	(65.04)	424.46
Expenses net of interest income (1)	(9.81)	(103.41)

Total income (loss) from operations	(74.85)	321.05

Net asset value per unit at end of period	$2,334.95	$2,543.16

Total Return (3)	(3.11)%	14.45%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	(3.99)%	(4.25)%
Performance fee (3)	0.00%	(3.48)%

Total expenses	(3.99)%	(7.73)%

Expenses net of interest income (2), (4)	(1.66)%	(3.37)%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2005, the aggregate capitalization of the Trust was $697,476,087, and the Net Asset Value per Unit was $2,334.95.

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

Results of Operations

The return for the three months ended March 31, 2005 and 2004 was (3.11)% and 14.45% respectively.

2005

For the 2005 year-to-date decrease of 3.11%, approximately 2.61% was due to trading losses (before commissions) and approximately 0.58% was due to interest income, offset by approximately 1.08% due to brokerage fees, management fees and operating cost borne by the Trust. An analysis of the 2.61% trading losses by sector is as follows:

Sector	% Gain (Loss)
Energy	1.89%

Interest Rates	0.32

Metals	0.22

Agriculture	0.00

Stock Indices	(1.17)

Currencies	(3.87)

(2.61)%

The late December reversal of the major trends in currencies and equities persisted into January leaving the Trust with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Trust. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.

The rally in the U.S. Dollar failed early in February and the Dollar ended the month lower. However, the small gains on the Trust’s U.S. Dollar short positions were offset by losses in its non-Dollar currency pairs, resulting in losses in the currency sector overall. This was a difficult interest rate environment with different pressures observable at different points along the yield curve. Consequently, the Trust’s short-term interest rate positions were positive, but not profitable enough to offset the losses in long-term interest rates. The stock index sector was the best performing sector for the month as the equity markets reversed again and traded higher reclaiming a portion of the losses in January. Crude oil’s continued rally also contributed profits for the month.

The Trust had a small trading profit in the month of March. The gains for the month were in the interest rate sector, as both short-term and long-term positions were profitable, and in the energy sector where crude oil made a new high. The U.S. Dollar closed higher for the month, reversing a long downtrend, which caused losses for the Trust. In addition, the Trust incurred losses in its non-Dollar currency positions in March making the currency sector the worst performing sector for the first quarter. The equity index markets also reversed and ended the month lower which caused losses for the Trust.

2004

For the 2004 year-to-date increase of 14.45%, approximately 18.87% was due to trading gains (before commissions) and approximately 0.22% was due to interest income, offset by approximately 4.64% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 18.87% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	11.03%

Currencies	6.35

Energy	1.67

Agriculture	0.12

Metals	(0.14)

Stock Indices	(0.16)

18.87%

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

Standard of Materiality

     Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Trust’s market sensitive instruments.

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

     The Trust’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Trust estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The one day 97.5% confidence level of the Trust’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

     The Trust uses approximately one year of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.

     The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

     The Trust’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.

     VaR models, including the Trust’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Trust in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

     Because the business of the Trust is the speculative trading of futures, forwards and options, the composition of the Trust’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Trust’s Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2005 and December 31, 2004 and the trading gains/losses by market category for the three months ended March 31, 2005 and the year ended December 31, 2004.

	March 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.93%	(3.87)%
Long-Term Interest Rates	0.49%	(0.86)%
Short-Term Interest Rates	0.19%	1.18%
Stock Indices	0.54%	(1.17)%
Energy	0.24%	1.89%
Agricultural / Metals	0.08%	0.22%

Aggregate/Total	1.33%	(2.61)%

*- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** - Of the return for the three months ended March 31, 2005, approximately 2.61% was due to trading losses (before commissions), approximately 0.58% was due interest income offset by approximately 1.08% due to brokerage fees, management fees, and operating costs borne by the Trust giving a net return of (3.11)%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.18%	2.12%
Long-Term Interest Rates	0.81%	10.21%
Short-Term Interest Rates	0.26%	2.33%
Stock Indices	0.57%	(1.96)%
Energy	0.19%	1.68%
Agricultural and Metals	0.11%	(0.15)%

Aggregate/Total	1.85%	14.23%

*- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**- Of the return for the year ended December 31, 2004, approximately 14.23% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.04% in brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 8.45%.

Material Limitations on Value at Risk as an Assessment of Market Risk

The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

VaR is not necessarily representative of historic risk nor should it be used to predict the Trust’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Trust’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust’s primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

     The following were the primary trading risk exposures of the Trust as of March 31, 2005, by market sector.

Currencies

     Exchange rate risk is the principal market exposure of the Trust. The Trust’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

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

Agricultural

     The Trust’s agricultural exposure is to wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Trust as of March 31, 2005.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which Campbell & Company attempts to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points at which open positions must be closed out.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 13, 2005	By:	/s/Theresa D. Becks

Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 - E 3
31.02	Certification by Chief Financial Officer	E 4 - E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1