Form 10-Q
period 2005-06-30
CAMPBELL FUND TRUST
filed 2005-08-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
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
Total number of Pages: 27

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

Condensed Schedules of Investments as of June 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	7

Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	19-25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION	26

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 30,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$26,664,876	$24,970,812
United States government securities	376,272,798	318,991,367
Unrealized gain on open futures contracts	23,981,272	9,219,986

Deposits with broker	426,918,946	353,182,165

Cash and cash equivalents	113,316,347	134,055,510
United States government securities	263,295,154	218,933,061
Unrealized gain (loss) on open forward currency contracts	26,644,939	(10,914,970)

Total assets	$830,175,386	$695,255,766

LIABILITIES
Accounts payable	$42,307	$67,123
Commissions and other trading fees on open contracts	162,063	162,993
Management fee	2,732,491	2,168,734
Performance fee	1,944,128	0
Subscription deposits	1,080,000	0
Prepaid subscriptions	9,143,802	44,405,562

Total liabilities	15,104,791	46,804,412

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator — 20.360 units outstanding at June 30, 2005 and December 31, 2004	53,378	49,064
Other Unitholders — 310,870.914 and 269,068.569 units outstanding at June 30, 2005 and December 31, 2004	815,017,217	648,402,290

Total unitholders’ capital (Net Asset Value)	815,070,595	648,451,354

	$830,175,386	$695,255,766

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2005
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$185,000,000	09/29/2005	U.S. Treasury Bills	$183,591,687	22.53%
$140,000,000	09/08/2005	U.S. Treasury Bills	139,213,783	17.08%
$96,000,000	08/18/2005	U.S. Treasury Bills	95,643,307	11.73%
$83,000,000	09/22/2005	U.S. Treasury Bills	82,435,485	10.11%
$65,000,000	08/11/2005	U.S. Treasury Bills	64,791,612	7.95%
$55,000,000	07/07/2005	U.S. Treasury Bills	54,975,388	6.75%
$19,000,000	08/25/2005	U.S. Treasury Bills	18,916,690	2.32%

		Total United States government securities (cost, including accrued interest, — $639,567,952)	$639,567,952	78.47%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agriculture	$(303,800)	(0.04)%
Energy	2,712,173	0.33%
Metals	469,075	0.06%
Stock indices	(6,906)	0.00%
Short-term interest rates	8,193,562	1.01%
Long-term interest rates	12,987,121	1.59%

Total long futures contracts	$24,051,225	2.95%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agriculture	$(98,740)	(0.01)%
Energy	11,900	0.00%
Metals	16,887	0.00%

Total short futures contracts	$(69,953)	(0.01)%

Total futures contracts	$23,981,272	2.94%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(2,071,840)	(0.25)%
Various short forward currency contracts	28,716,779	3.52%

Total forward currency contracts	$26,644,939	3.27%

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2004
(Audited)

UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$185,000,000	03/31/05	U.S. Treasury Bills	$184,025,821	28.38%
$115,000,000	03/10/05	U.S. Treasury Bills	114,525,369	17.66%
$64,000,000	02/10/05	U.S. Treasury Bills	63,856,355	9.85%
$55,000,000	02/17/05	U.S. Treasury Bills	54,852,538	8.46%
$55,000,000	03/24/05	U.S. Treasury Bills	54,733,158	8.44%
$48,000,000	01/06/05	U.S. Treasury Bills	47,988,967	7.40%
$18,000,000	02/24/05	U.S. Treasury Bills	17,942,220	2.77%

		Total United States government securities (cost, including accrued interest, — $537,924,428)	$537,924,428	82.96%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$382,106	0.06%
Energy	(953,863)	(0.15)%
Metals	298,815	0.04%
Stock indices	4,538,420	0.70%
Short-term interest rates	(401,167)	(0.06)%
Long-term interest rates	5,181,996	0.80%

Total long futures contracts	$9,046,307	1.39%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$66,570	0.01%
Metals	(588,298)	(0.09)%
Short-term interest rates	697,760	0.11%
Long-term interest rates	(2,353)	0.00%

Total short futures contracts	$173,679	0.03%

Total futures contracts	$9,219,986	1.42%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$18,749,263	2.89%
Various short forward currency contracts	(29,664,233)	(4.57)%

Total forward currency contracts	$(10,914,970)	(1.68)%

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$26,842,536	$(11,668,285)	$31,356,138	$31,513,973
Change in unrealized	10,380,234	(15,572,205)	14,761,286	(8,934,985)
Brokerage commissions	(684,087)	(206,459)	(1,183,138)	(592,504)

Gain (loss) from futures trading	36,538,683	(27,446,949)	44,934,286	21,986,484

Forward trading gains (losses)
Realized	23,918,421	(14,570,710)	(7,386,809)	23,567,697
Change in unrealized	33,223,665	(5,848,069)	37,559,909	(19,648,511)
Brokerage commissions	(46,099)	(25,240)	(110,723)	(53,085)

Gain (loss) from forward trading	57,095,987	(20,444,019)	30,062,377	3,866,101

Total trading gains (losses)	93,634,670	(47,890,968)	74,996,663	25,852,585

EXPENSES NET OF INTEREST INCOME
Income
Interest income	5,031,829	1,228,620	9,071,274	2,153,930

Expenses
Management fee	7,701,120	4,989,705	14,572,764	9,411,967
Performance fee	1,944,127	0	1,944,127	14,594,954
Operating expenses	36,920	35,461	76,317	74,629

Total expenses	9,682,167	5,025,166	16,593,208	24,081,550

Expenses net of interest income	(4,650,338)	(3,796,546)	(7,521,934)	(21,927,620)

NET INCOME (LOSS)	$88,984,332	$(51,687,514)	$67,474,729	$3,924,965

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$287.82	$(243.70)	$224.26	$20.26

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$286.77	$(247.85)	$211.92	$73.20

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income	$67,474,729	$3,924,965
Adjustments to reconcile net income to net cash (for) operating activities
Net change in unrealized	(52,321,195)	28,583,496
Increase (decrease) in accounts payable and accrued expenses	2,482,139	(2,241,917)
Net (purchases) of investments in United States government securities	(101,643,524)	(145,768,240)

Net cash (for) operating activities	(84,007,851)	(115,501,696)

Cash flows from (for) financing activities
Addition of units	127,033,557	169,939,477
Increase in subscription deposits	1,080,000	15,475,422
Decrease in prepaid subscriptions	(35,261,760)	0
Redemption of units	(27,889,045)	(11,791,848)

Net cash from financing activities	64,962,752	173,623,051

Net increase (decrease) in cash and cash equivalents	(19,045,099)	58,121,355

Cash and cash equivalents
Beginning of period	159,026,322	126,510,947

End of period	$139,981,223	$184,632,302

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$26,664,876	$15,815,903
Cash and cash equivalents	113,316,347	168,816,399

Total end of period cash and cash equivalents	$139,981,223	$184,632,302

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2005
Balances at December 31, 2004	20.360	$49,064	269,068.569	$648,402,290	269,088.929	$648,451,354
Net income for the six months ended June 30, 2005		4,314		67,470,415		67,474,729
Additions	0.000	0	53,498.084	127,033,557	53,498.084	127,033,557
Redemptions	0.000	0	(11,695.739)	(27,889,045)	(11,695.739)	(27,889,045)

Balances at June 30, 2005	20.360	$53,378	310,870.914	$815,017,217	310,891.274	$815,070,595

Six Months Ended June 30, 2004
Balances at December 31, 2003	20.360	$45,242	158,203.505	$351,546,121	158,223.865	$351,591,363
Net income for the six months ended June 30, 2004		1,491		3,923,474		3,924,965
Additions	0.000	0	70,426.374	169,939,477	70,426.374	169,939,477
Redemptions	0.000	0	(4,861.359)	(11,791,848)	(4,861.359)	(11,791,848)

Balances at June 30, 2004	20.360	$46,733	223,768.520	$513,617,224	223,788.880	$513,663,957

Net Asset Value Per Managing Operator and Other Unitholders Unit
June 30,	December 31,	June 30,	December 31,
2005	2004	2004	2003
$2,621.72	$2,409.80	$2,295.31	$2,222.11

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

The Trust’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Trust’s management. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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
Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective July 1, 2005 and January 1, 2005, additions of $9,627,595 and $44,625,092, respectively, were made to the Trust.

The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At June 30, 2005, there were requests for redemptions of $12,079,130 effective July 1, 2005. At December 31, 2004, there were requests for redemptions of $6,764,484 effective January 1, 2005.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at June 30, 2005 and December 31, 2004 were $639,567,952 and $537,924,428, respectively, which equals 78% and 83% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2005 and December 31, 2004 was $103,084,222 and $89,619,141, respectively, which equals 13% and 14% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.
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
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
Gross unrealized gains	$26,617,298	$12,418,105	$39,117,442	$25,436,620
Gross unrealized losses	(2,636,026)	(3,198,119)	(12,472,503)	(36,351,590)

Net unrealized gain (loss)	$23,981,272	$9,219,986	$26,644,939	$(10,914,970)

Open contracts generally mature within three months; as of June 30, 2005, the latest maturity date for open futures contracts is March 2006, and the latest maturity date for open forward currency contracts is September 2005. However, the Trust intends to close all contracts prior to maturity.
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
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,334.95	$2,543.16	$2,409.80	$2,222.11

Income (loss) from operations:
Total trading gains (losses) (1)	301.81	(229.95)	236.92	186.39
Expenses net of interest income (1)	(15.04)	(17.90)	(25.00)	(113.19)

Total income (loss) from operations	286.77	(247.85)	211.92	73.20

Net asset value per unit at end of period	$2,621.72	$2,295.31	$2,621.72	$2,295.31

Total Return (3)	12.28%	(9.75)%	8.79%	3.29%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	(4.09)%	(3.91)%	(4.02)%	(4.03)%
Performance fee (3)	(0.26)%	0.00%	(0.27)%	(3.10)%

Total expenses	(4.35)%	(3.91)%	(4.29)%	(7.13)%

Expenses, prior to performance fee, net of interest income (2), (4)	(1.43)%	(2.95)%	(1.53)%	(3.12)%

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
As of June 30, 2005, the aggregate capitalization of the Trust was $815,070,595, and the Net Asset Value per Unit was $2,621.72.
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
Results of Operations
The return for the six months ended June 30, 2005 and 2004 was 8.79% and 3.29% respectively.
2005
For the 2005 year-to-date increase of 8.79%, approximately 10.00% was due to trading gains (before commissions) and approximately 1.24% was due to interest income, offset by approximately 2.45% due to brokerage fees, performance fees, management fees and operating cost borne by the Trust. An analysis of the 10.00% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	8.48%
Currencies	3.82
Energy	1.55
Metals	0.16
Agriculture	(0.25)
Stock Indices	(3.76)

10.00%

The late December 2004 reversal of the major trends in currencies and equities persisted into January 2005 leaving the Trust with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Trust. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.
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
Gains in the interest rate and currency sectors led to a positive return for April. Interest rate instruments continued the rally which began in late March. The energy sector was the worst performing sector for the month. Crude oil prices fell by almost $8 a barrel, which, combined with the related sell-off in other energy products, resulted in losses for the month. Equity indices were also negative with stock prices ending lower following sharp declines mid-month.

The Trust had a positive return in May which brought the Trust’s year-to-date return into positive territory. The interest rate and currency sectors continued their profitability in April into May. The apparent breakdown of the EU constitutional ratification process was a key development late in the month causing investors to readjust their expectations for the Euro. The shift in favor of the U.S. Dollar topped off a six week rally that led to its highest level since before the U.S. elections last year which benefited the Trust’s currency positions. The Trust’s interest rate positions benefited from the U.S. 10-year Treasury yield being pushed once again below 4%.
In June, global uncertainties continued to provide profitable trends for the Trust. The U.S. Dollar was up sharply in June to new six month highs, as the Euro and Yen continued a steep six-week slide. A further flattening of the yield curve provided a profitable opportunity for the Trust’s models and the fixed income sector. Several energy markets made new all-time highs in June contributing to the Trust’s profits for the month.
2004
For the 2004 year-to-date increase of 3.29%, approximately 8.09% was due to trading gains (before commissions) and approximately 0.46% was due to interest income, offset by approximately 5.26% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 8.09% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	6.26%
Currencies	2.09
Energy	1.72
Agriculture	0.22
Metals	(0.22)
Stock Indices	(1.98)

8.09%

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
June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Fed’s June 30 interest rates announcement. Absent any other significant news, the markets remained trendless and did not provide the opportunities needed to produce positive returns.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the six months ended June 30, 2005 and the year ended December 31, 2004.

	June 30, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.30%	3.82%
Long-Term Interest Rates	0.94%	5.06%
Short-Term Interest Rates	0.36%	3.42%
Stock Indices	0.39%	(3.76)%
Energy	0.48%	1.55%
Agricultural / Metals	0.06%	(0.09)%

Aggregate/Total	1.92%	10.00%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the six months ended June 30, 2005, approximately 10.00% was due to trading gains (before commissions), approximately 1.24% was due interest income offset by approximately 2.45% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 8.79%.

	December 31, 2004
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.18%	2.12%
Long-Term Interest Rates	0.81%	10.21%
Short-Term Interest Rates	0.26%	2.33%
Stock Indices	0.57%	(1.96)%
Energy	0.19%	1.68%
Agricultural and Metals	0.11%	(0.15)%

Aggregate/Total	1.85%	14.23%

* -	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** -	Of the return for the year ended December 31, 2004, approximately 14.23% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.04% in brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 8.45%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of June 30, 2005, by market sector.
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
     The following were the only non-trading risk exposures of the Trust as of June 30, 2005.
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 15, 2005	By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1