Form 10-Q
period 2005-09-30
CAMPBELL FUND TRUST
filed 2005-11-14
CIK 1043951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐
Total number of Pages: 29

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	3

	Condensed Schedule of Investments as of September 30, 2005 (Unaudited) and December 31, 2004 (Audited)	4-5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21-27

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION		28

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30,	December 31,
	2005	2004
ASSETS
Equity in broker trading accounts
Cash	$28,615,861	$24,970,812
United States government securities	424,860,760	318,991,367
Net unrealized gain on open futures contracts	18,663,950	9,219,986

Equity in broker trading accounts	472,140,571	353,182,165

Cash and cash equivalents	142,477,087	134,055,510
United States government securities	248,674,468	218,933,061
Net unrealized gain (loss) on open forward currency contracts	18,391,689	(10,914,970)

Total assets	$881,683,815	$695,255,766

LIABILITIES
Accounts payable	$339,763	$67,123
Commissions and other trading fees on open contracts	143,659	162,993
Management fee	2,833,115	2,168,734
Prepaid subscriptions	31,265,778	44,405,562

Total liabilities	34,582,315	46,804,412

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at September 30, 2005 and December 31, 2004	53,268	49,064
Other Unitholders – 323,759.242 and 269,068.569 units outstanding at September 30, 2005 and December 31, 2004	847,048,232	648,402,290

Total unitholders’ capital (Net Asset Value)	847,101,500	648,451,354

Total liabilities and unitholders’ capital	$881,683,815	$695,255,766

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2005
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$185,000,000	12/01/2005	U.S. Treasury Bills	$183,965,542	21.72%
$132,000,000	12/08/2005	U.S. Treasury Bills	131,164,733	15.49%
$91,000,000	11/17/2005	U.S. Treasury Bills	90,592,836	10.69%
$87,000,000	12/22/2005	U.S. Treasury Bills	86,348,032	10.19%
$67,000,000	10/06/2005	U.S. Treasury Bills	66,971,571	7.91%
$65,000,000	11/10/2005	U.S. Treasury Bills	64,753,000	7.64%
$50,000,000	11/25/2005	U.S. Treasury Bills	49,739,514	5.87%

		Total United States government securities (cost, including accrued interest, – $673,535,228)	$673,535,228	79.51%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agriculture	$(10,115)	0.00%
Energy	80,970	0.01%
Metals	1,164,114	0.14%
Stock indices	9,711,276	1.14%
Short-term interest rates	(70,001)	(0.01)%
Long-term interest rates	(869,395)	(0.10)%

Total long futures contracts	$10,006,849	1.18%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agriculture	$537,438	0.06%
Energy	(1,160,036)	(0.14)%
Metals	(3,850)	0.00%
Short-term interest rates	4,145,439	0.49%
Long-term interest rates	5,138,110	0.61%

Total short futures contracts	$8,657,101	1.02%

Total futures contracts	$18,663,950	2.20%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(48,332,793)	(5.71)%
Various short forward currency contracts	66,724,482	7.88%

Total forward currency contracts	$18,391,689	2.17%

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

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$24,407,984	$(10,210,052)	$55,764,122	$21,303,921
Change in unrealized	(5,317,322)	6,823,936	9,443,964	(2,111,049)
Brokerage commissions	(643,770)	(311,203)	(1,826,908)	(903,707)

Net gain (loss) from futures trading	18,446,892	(3,697,319)	63,381,178	18,289,165

Forward trading gains (losses)
Realized	(9,407,822)	(26,487,026)	(16,794,631)	(2,919,329)
Change in unrealized	(8,253,250)	17,434,752	29,306,659	(2,213,759)
Brokerage commissions	(68,670)	(42,775)	(179,393)	(95,860)

Net gain (loss) from forward trading	(17,729,742)	(9,095,049)	12,332,635	(5,228,948)

Total net trading gains (losses)	717,150	(12,792,368)	75,713,813	13,060,217

EXPENSES NET OF INTEREST INCOME
Income
Interest income	6,428,559	1,864,658	15,499,833	4,018,588

Expenses
Management fee	8,248,314	5,619,262	22,821,078	15,031,229
Performance fee	7,331	0	1,951,458	14,594,954
Operating expenses	37,717	36,414	114,034	111,043

Total expenses	8,293,362	5,655,676	24,886,570	29,737,226

Expenses net of interest income	(1,864,803)	(3,791,018)	(9,386,737)	(25,718,638)

NET INCOME (LOSS)	$(1,147,653)	$(16,583,386)	$66,327,076	$(12,658,421)

NET INCOME (LOSS) PER MANAGING OPERATOR AND UNITHOLDER UNIT (based on weighted average number of units outstanding during the period)	$(3.62)	$(66.85)	$216.66	$(59.75)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND UNITHOLDER UNIT	$(5.43)	$(66.16)	$206.49	$7.04

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from (for) operating activities
Net income (loss)	$66,327,076	$(12,658,421)
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(38,750,623)	4,324,808
Increase (decrease) in accounts payable and accrued expenses	917,687	(1,960,279)
Net purchases of investments in United States government securities	(135,610,800)	(246,893,104)

Net cash (for) operating activities	(107,116,660)	(257,186,996)

Cash flows from (for) financing activities
Addition of units	179,334,604	250,962,064
Decrease in prepaid subscriptions	(13,139,784)	(15,461,111)
Redemption of units	(47,011,534)	(18,254,972)

Net cash from financing activities	119,183,286	217,245,981

Net increase (decrease) in cash and cash equivalents	12,066,626	(39,941,015)

Cash and cash equivalents
Beginning of period	159,026,322	126,510,947

End of period	$171,092,948	$86,569,932

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$28,615,861	$11,106,236
Cash and cash equivalents	142,477,087	75,463,696

Total end of period cash and cash equivalents	$171,092,948	$86,569,932

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2005

Balances at December 31, 2004	20.360	$49,064	269,068.569	$648,402,290	269,088.929	$648,451,354

Net income for the nine months ended September 30, 2005	—	4,204	—	66,322,872	—	66,327,076

Additions	0.000	0	73,720.451	179,334,604	73,720.451	179,334,604

Redemptions	0.000	0	(19,029.778)	(47,011,534)	(19,029.778)	(47,011,534)

Balances at September 30, 2005	20.360	$53,268	323,759.242	$847,048,232	323,779.602	$847,101,500

Nine Months Ended September 30, 2004

Balances at December 31, 2003	20.360	$45,242	158,203.505	$351,546,121	158,223.865	$351,591,363

Net income (loss) for the nine months ended September 30, 2004	—	143	—	(12,658,564)	—	(12,658,421)

Additions	0.000	0	105,916.244	250,962,064	105,916.244	250,962,064

Redemptions	0.000	0	(7,701.843)	(18,254,972)	(7,701.843)	(18,254,972)

Balances at September 30, 2004	20.360	$45,385	256,417.906	$571,594,649	256,438.266	$571,640,034

Net Asset Value per Managing Owner and Other Unitholders Unit

September 30,	December 31,	September 30,	December 31,
2005	2004	2004	2003
$2,616.29	$2,409.80	$2,229.15	$2,222.11

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

The Trust prepares calendar year U.S. and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. Income taxes have not been provided, as each unitholder is individually liable for the taxes, if any, on their share of the Trust’s income and expenses.

F.	Foreign Currency Transactions

The Trust’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

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

Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective October 1, 2005 and January 1, 2005, additions of $31,265,778 and $44,625,092, respectively, were made to the Trust.

The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. At September 30, 2005, there were requests for redemptions of $2,936,463 effective October 1, 2005. At December 31, 2004, there were requests for redemptions of $6,764,484 effective January 1, 2005.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at September 30, 2005 and December 31, 2004 were $673,535,228 and $537,924,428, respectively, which equals 80% and 83% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2005 and December 31, 2004 was $110,784,836 and $89,619,141, respectively, which equals 13% and 14% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Gross unrealized gains	$21,748,752	$12,418,105	$74,237,604	$25,436,620
Gross unrealized losses	(3,084,802)	(3,198,119)	(55,845,915)	(36,351,590)

Net unrealized gain (loss)	$18,663,950	$9,219,986	$18,391,689	$(10,914,970)

Open contracts generally mature within three months; as of September 30, 2005, the latest maturity date for open futures contracts is June 2006, and the latest maturity date for open forward currency contracts is December 2005. However, the Trust intends to close all contracts prior to maturity.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 8.	INTERIM FINANCIAL STATEMENTS

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
Per Unit Performance	2005	2004	2005	2004
(for a unit outstanding throughout the entire period)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net asset value per unit at beginning of period	$2,621.72	$2,295.31	$2,409.80	$2,222.11

Income from operations:
Total net trading gains (losses) (1)	0.46	(50.88)	237.15	128.45
Expenses net of interest income (1)	(5.89)	(15.28)	(30.66)	(121.41)

Total income (loss) from operations	(5.43)	(66.16)	206.49	7.04

Net asset value per unit at end of period	$2,616.29	$2,229.15	$2,616.29	$2,229.15

Total Return (3)	(0.21)%	(2.88)%	8.57%	0.32%

Supplemental Data

Ratios to average net assets:
Expenses prior to performance fee (4)	4.04%	3.99%	4.04%	4.00%
Performance fee (3)	0.00%	0.00%	0.26%	2.89%

Total expenses	4.04%	3.99%	4.30%	6.89%

Expenses net of interest income (2), (4)	0.91%	2.67%	1.31%	2.94%

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
Introduction
The Campbell Fund Trust (the Trust) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc., the managing operator of the Trust. Specifically, the Trust trades a portfolio primarily focused on financial futures and forwards, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.
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
As of September 30, 2005, the aggregate capitalization of the Trust was $847,101,500, and the Net Asset Value per Unit was $2,616.29.
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
Results of Operations
The return for the nine months ended September 30, 2005 and 2004 was 8.57% and 0.32% respectively.
2005
For the 2005 year-to-date increase of 8.57%, approximately 10.07% was due to trading gains (before commissions) and approximately 2.05% was due to interest income, offset by approximately 3.55% due to brokerage fees, management fees and operating cost borne by the Trust. An analysis of the 10.07% trading gains by sector is as follows:

Sector	% Gain (Loss)
Energy	4.46%
Interest Rates	3.39
Currencies	1.65
Metals	0.50
Stock Indices	0.27
Agriculture	(0.20)

10.07%

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
The Trust reported its fourth consecutive monthly gain in July. Markets were rattled following the Chinese currency revaluation, but much of the initial decline in the U.S. dollar was recovered the following day. The equity markets ended the month broadly higher and were the Trust’s most profitable sector, while the interest rates sector traded lower and generated the Trust’s largest losses. Energy markets traded lower early in the month, but ended near all-time highs and at a profit for the Trust’s long positions.
August saw sharp trend reversals occur in each of the major financial sectors, resulting in losses for the Trust. The currency sector was the Trust’s worst performing sector. The U.S. Dollar peaked at the end of July, then reversed sharply and traded close to its recent lows at the end of August. A similar reversal occurred in the interest rates sector, resulting in losses at both ends of the yield curve. The equity markets trended higher in July, but record energy prices caused a sharp sell-off in August and resulted in a loss in this sector. The energy and metal sectors were the only profitable sectors in the Trust this month, but the size of positions was not sufficient to offset the losses incurred in the financial sectors.
In September, the Trust saw many of the trends in the major financial sectors resume their course. The same sectors that reversed so sharply in August were the most profitable this month, while the energy sector was the only sector that had losses in September. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. The Trust lost money on some non-U.S. Dollar trades, however the currency sector was profitable overall. The equities sector also finished higher. Fixed income instruments ended lower after the sharp reversals in August and provided solid gains for the Trust’s short positions.
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

5.61%

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

The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the nine months ended September 30, 2005 and the year ended December 31, 2004.
September 30, 2005

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	1.65%
Energy	0.58%	4.46%
Stock Indices	0.57%	0.27%
Long-Term Interest Rates	0.35%	1.56%
Short-Term Interest Rates	0.25%	1.83%
Agricultural / Metals	0.06%	0.30%

Aggregate/Total	1.66%	10.07%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2005, approximately 10.07% was due to trading gains (before commissions), approximately 2.05% was due interest income offset by approximately 3.55% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 8.57%.
December 31, 2004

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.18%	2.12%
Long-Term Interest Rates	0.81%	10.21%
Short-Term Interest Rates	0.26%	2.33%
Stock Indices	0.57%	(1.96)%
Energy	0.19%	1.68%
Agricultural and Metals	0.11%	(0.15)%

Aggregate/Total	1.85%	14.23%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 14.23% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.04% in brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 8.45%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following were the primary trading risk exposures of the Trust as of September 30, 2005, by market sector.
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
     The following represent non-trading risk exposures of the Trust as of September 30, 2005.
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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submissions of Matters to a vote of Security Holders.

None

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit
Number	Description of Document

31.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Bruce L. Cleland, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Theresa D. Becks, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)
By:	Campbell & Company, Inc. Managing Operator

Date: November 14, 2005	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Chief Financial Officer	E 3

32.01	Certification by Chief Executive Officer	E 4

32.02	Certification by Chief Financial Officer	E 5

E 1