Form 10-Q
period 2006-03-31
CAMPBELL FUND TRUST
filed 2006-05-15
CIK 1043951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Total number of Pages: 28

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2006 (Unaudited) and December 31, 2005(Audited)	3

Condensed Schedules of Investments as of March 31, 2006 (Unaudited) and December 31, 2005 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20-25

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts Cash	$38,661,573	$28,167,051
United States government securities	609,835,171	480,021,830
Net unrealized gain (loss) on open futures contracts	26,898,699	(2,223,857)

Total equity in broker trading accounts	675,395,443	505,965,024

Cash and cash equivalents	167,875,997	258,339,749
United States government securities	347,510,090	273,355,666
Net unrealized gain (loss) on open forward currency contracts	10,586,326	(31,744,009)

Total assets	$1,201,367,856	$1,005,916,430

LIABILITIES
Accounts payable	$77,395	$112,361
Commissions and other trading fees on open contracts	149,520	156,266
Options written, at fair value (premiums received — $186,787)	89,701	0
Management fee	3,690,395	3,143,094
Performance fee	8,557,514	2,829,826
Redemptions payable	4,499,867	2,257,332
Subscription deposits	277,392	1,300,000
Prepaid subscriptions	93,655,394	61,419,664

Total liabilities	110,997,178	71,218,543

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator — 20.360 units outstanding at March 31, 2006 and December 31, 2005	57,331	54,934
Other Unitholders — 387,203.991 and 346,403.516 units outstanding at March 31 2006 and December 31, 2005	1,090,313,347	934,642,953

Total unitholders’ capital (Net Asset Value)	1,090,370,678	934,697,887

Total liabilities and unitholders’ capital (Net Asset Value)	$1,201,367,856	$1,005,916,430

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2006
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$375,000,000	06/08/2006	U.S. Treasury Bills	$371,842,604	34.10%
$175,000,000	05/18/2006	U.S. Treasury Bills	173,990,153	15.96%
$144,000,000	05/25/2006	U.S. Treasury Bills	143,038,800	13.12%
$140,000,000	06/22/2006	U.S. Treasury Bills	138,547,461	12.70%
$130,000,000	04/06/2006	U.S. Treasury Bills	129,926,243	11.92%

		Total United States government securities (cost, including accrued interest, – $957,345,261)	$957,345,261	87.80%

LONG FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Energy	$5,808,779	0.53%
		Metals	7,083,177	0.65%
		Stock indices	5,873,513	0.54%
		Short-term interest rates	(46,715)	(0.00)%
		Long-term interest rates	(2,862,470)	(0.26)%

		Total long futures contracts	$15,856,284	1.46%

SHORT FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Agriculture	$2,040	0.00%
		Energy	(24,000)	(0.00)%
		Metals	(319,641)	(0.03)%
		Stock indices	(4,856)	(0.00)%
		Short-term interest rates	8,342,502	0.76%
		Long-term interest rates	3,046,370	0.28%

		Total short futures contracts	$11,042,415	1.01%

		Total futures contracts	$26,898,699	2.47%

FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value
		Various long forward currency contracts	$(22,251,241)	(2.04)%
		Various short forward currency contracts	32,837,567	3.01%

		Total forward currency contracts	$10,586,326	0.97%

WRITTEN OPTIONS ON FORWARD CONTRACTS

				% of Net
		Description	Value	Asset Value
		Written options on forward currency contracts (premiums received — $186,787)	$(89,701)	(0.01)%

* — pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005
(Audited)

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$190,000,000	03/02/2006	U.S. Treasury Bills	$188,779,250	20.20%
$170,000,000	03/09/2006	U.S. Treasury Bills	168,772,411	18.06%
$135,000,000	02/23/2006	U.S. Treasury Bills	134,234,812	14.36%
$110,000,000	03/23/2006	U.S. Treasury Bills	109,040,937	11.66%
$85,000,000	02/16/2006	U.S. Treasury Bills	84,576,417	9.05%
$68,000,000	01/05/2005	U.S. Treasury Bills	67,973,669	7.27%

		Total United States government securities (cost, including accrued interest, – $753,377,496)	$753,377,496	80.60%

LONG FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Energy	(10,862,346)	(1.16)%
		Metals	680,140	0.07%
		Stock indices	(101,406)	(0.01)%
		Long-term interest rates	321,383	0.03%

		Total long futures contracts	$(9,962,229)	(1.07)%

SHORT FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value
		Agricultural	$(442,817)	(0.04)%
		Metals	(17,225)	(0.00)%
		Stock indices	(213,230)	(0.02)%
		Short-term interest rates	9,435,205	1.00%
		Long-term interest rates	(1,023,561)	(0.11)%

		Total short futures contracts	$7,738,372	0.83%

		Total futures contracts	$(2,223,857)	(0.24)%

FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value
		Various long forward currency contracts	$(23,306,838)	(2.50)%
		Various short forward currency contracts	(8,437,171)	(0.90)%

		Total forward currency contracts	$(31,744,009)	(3.40)%

* — pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains
Realized	$16,117,908	$4,513,602
Change in unrealized	29,122,556	4,381,052
Brokerage commissions	(485,430)	(499,051)

Net gain from futures trading	44,755,034	8,395,603

Forward currency and options on forward currency trading gains (losses)
Realized	(33,752,826)	(31,305,230)
Change in unrealized	42,427,421	4,336,244
Brokerage commissions	(91,230)	(64,624)

Net gain (loss) from forward currency and options on forward currency trading	8,583,365	(27,033,610)

Total net trading gains (losses)	53,338,399	(18,638,007)

EXPENSES NET OF INTEREST INCOME
Income
Interest income	10,918,442	4,039,445

Expenses
Management fee	10,554,280	6,871,644
Performance fee	8,574,956	0
Operating expenses	46,490	39,397

Total expenses	19,175,726	6,911,041

Expenses net of interest income	(8,257,284)	(2,871,596)

NET INCOME (LOSS)	$45,081,115	$(21,509,603)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)	$118.88	$(73.52)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT	$117.73	$(74.85)

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$45,081,115	$(21,509,603)
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(71,549,977)	(8,717,296)
Change in options written	186,787	0
Increase in accounts payable and accrued expenses	6,233,277	137,158
Net (purchases) of investments in United States government securities	(203,967,765)	(32,286,802)

Net cash (for) operating activities	(224,016,563)	(62,376,543)

Cash flows from (for) financing activities
Addition of units	153,928,165	60,348,469
Increase (decrease) in subscription deposits	(1,022,608)	500,000
Redemption of units	(8,858,224)	(11,916,062)

Net cash from financing activities	144,047,333	48,932,407

Net (decrease) in cash	(79,969,230)	(13,444,136)

Cash and cash equivalents
Beginning of period	286,506,800	159,026,322

End of period	$206,537,570	$145,582,186

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$38,661,573	$17,328,114
Cash and cash equivalents	167,875,997	128,254,072

Total end of period cash	$206,537,570	$145,582,186

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2006

Balances at December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887
Net income for the three months ended March 31, 2006		2,397		45,078,718		45,081,115
Additions	0.000	0	44,807.692	121,692,435	44,807.692	121,692,435
Redemptions	0.000	0	(4,007.217)	(11,100,759)	(4,007.217)	(11,100,759)

Balances at March 31, 2006	20.360	$57,331	387,203.991	$1,090,313,347	387,224.351	$1,090,370,678

Three Months Ended March 31, 2005

Balances at December 31, 2004	20.360	$49,064	269,068.569	$648,402,290	269,088.929	$648,451,354
Net (loss) for the three months ended March 31, 2005		(1,524)		(21,508,079)		(21,509,603)
Additions	0.000	0	34,632.025	82,450,398	34,632.025	82,450,398
Redemptions	0.000	0	(5,009.364)	(11,916,062)	(5,009.364)	(11,916,062)

Balances at March 31, 2005	20.360	$47,540	298,691.230	$697,428,547	298,711.590	$697,476,087

Net Asset Value per Managing Owner and Other Unitholders’ Unit
March 31,	December 31,	March 31,	December 31,
2006	2005	2005	2004
$2,815.86	$2,698.13	$2,334.95	$2,409.80

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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

H.	Reclassification

Certain amounts in the 2005 financial statements were reclassified to conform with the 2006 presentation.

Note 2.	MANAGING OPERATOR AND COMMODITY TRADING ADVISOR
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
Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Prepaid subscriptions on the statement of financial condition represent cash received in advance for subscriptions effective April 1, 2006. Effective April 1, 2006 and January 1, 2006, additions of $93,655,394 and $63,069,339, respectively, were made to the Trust. The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

Note 6.	TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at March 31, 2006 and December 31, 2005 were $957,345,261 and $753,377,496, respectively, which equals 88% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2006 and December 31, 2005 was $73,689,891 and $195,613,375, respectively, which equals 7% and 21% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.
The Trust trades forward currency and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and options on forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and options on forward currency contracts typically involves delayed cash settlement.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 6.	TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits.
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. As a seller of options, the Fund receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability.
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$30,566,988	$14,087,349	$52,395,595	$23,965,693
Gross unrealized losses	(3,668,289)	(16,311,206)	(41,712,183)	(55,709,702)

Net unrealized gain (loss)	$26,898,699	$(2,223,857)	$10,683,412	$(31,744,009)

Open contracts generally mature within three months; as of March 31, 2006, the latest maturity date for open futures contracts is December 2006, and the latest maturity or expiry date for open forward currency and options on forward currency contracts is June 2006. However, the Trust intends to close all contracts prior to maturity.
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
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2006, and the statements of operations, cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,698.13	$2,409.80

Income (loss) from operations:
Total net trading gains (losses) (1)	139.50	(65.04)
Expenses net of interest income (1)	(21.77)	(9.81)

Total net income (loss) from operations	117.73	(74.85)

Net asset value per unit at end of period	$2,815.86	$2,334.95

Total Return (3)	4.36%	(3.11)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.05%	3.99%
Performance fee (3)	0.82%	0.00%

Total expenses	4.87%	3.99%

Expenses, prior to performance fee, net of interest income (2), (4)	(0.12)%	1.66%

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
Introduction
The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc., the managing operator of the Trust. Specifically, the Trust trades a portfolio primarily focused on financial futures, forwards and options, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.
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
As of March 31, 2006, the aggregate capitalization of the Trust was $1,090,370,678, and the Net Asset Value per Unit was $2,815.86.
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
Results of Operations
The return for the three months ended March 31, 2006 and 2005 was 4.36% and (3.11)% respectively.

2006
For the 2006 year-to-date increase of 4.36%, approximately 5.20% was due to trading losses (before commissions) and approximately 1.04% was due to interest income, offset by approximately 1.88% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 5.20% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.88%
Metals	0.94
Currencies	0.66
Interest Rates	0.65
Energy	0.18
Agriculture	(0.11)

5.20%

The Trust began the year with gains in each sector during January. The stock indices sector was the best performing sector for the month as prices rallied back from a mid-month sell off and continued the up-trend which began in late 2005. The energy markets were volatile but profitable as losses in natural gas were more than offset by gains in the crude oil complex. Industrial and precious metals prices also rose in January, contributing solid gains to the Trust’s portfolios. The long end of the U.S. yield curve reversed sharply mid-month, resulting in losses as the interest rate markets tried to assimilate conflicting economic data and the change in Federal Reserve leadership. The continued weakening of the U.S. Dollar also resulted in losses, but was offset by gains earned on non-U.S. Dollar positions.
Performance for the Trust was negative in February reversing most of the gains earned in January. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, this trend reversal caused the majority of the Trust’s losses this month. A relatively quiet month in currencies left the Trust mainly flat in this sector as the markets tried to ascertain the major central banks policy intentions for 2006. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, but the Trust did make some gains on our short-term interest rate positions. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio.
Strong performance from several sectors contributed to a positive March and positive first quarter. The biggest gains in March were in currencies, as the U.S. Dollar rallied in response to expectations of further interest rate hikes. Correspondingly, U.S. and Euro fixed income instruments had their worst quarter in several years, which benefited the Trust’s short positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the stock indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to our returns.

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

(2.61)%

The late December reversal of the major trends in currencies and equities persisted into January leaving the Trust with negative performance for the month. The U.S. Dollar rallied sharply in the first week of the month and held its new levels, which produced losses in the currency sector. The post-election rally in equities gave way to selling in January, which also produced losses for the Fund. The energy sector was positive as crude oil approached $50 per barrel. The interest rate sector was also positive.
The rally in the U.S. Dollar failed early in February and the Dollar ended the month lower. However, the small gains on the Fund’s U.S. Dollar short positions were offset by losses in its non-Dollar currency pairs, resulting in losses in the currency sector overall. This was a difficult interest rate environment with different pressures observable at different points along the yield curve. Consequently, the Fund’s short-term interest rate positions were positive, but not profitable enough to offset the losses in long-term interest rates. The stock index sector was the best performing sector for the month as the equity markets reversed again and traded higher reclaiming a portion of the losses in January. Crude oil’s continued rally also contributed profits for the month.
The Trust had a small trading profit in the month of March. The gains for the month were in the interest rate sector, as both short-term and long-term positions were profitable, and in the energy sector where crude oil made a new high. The U.S. Dollar closed higher for the month, reversing a long downtrend, which caused losses for the Fund. In addition, the Trust incurred losses in its non-Dollar currency positions in March making the currency sector the worst performing sector for the first quarter. The equity index markets also reversed and ended the month lower which caused losses for the Fund.

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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2006 and December 31, 2005 and the trading gains/losses by market category for the three months ended March 31, 2006 and the year ended December 31, 2005.

	March 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.22%	0.66%
Energy	0.74%	0.18%
Stock Indices	0.53%	2.88%
Short-Term Interest Rates	0.37%	1.56%
Long-Term Interest Rates	0.16%	(0.91)%
Agricultural / Metals	0.14%	0.83%

Aggregate/Total	1.67%	5.20%

* — The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
** — Of the return for the three months ended March 31, 2006, approximately 5.20% was due to trading losses (before commissions), approximately 1.04% was due interest income offset by approximately 1.88% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 4.36%.

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
     The following were the primary trading risk exposures of the Trust as of March 31, 2006, by market sector.

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
Interest Rates
     Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Additionally, the Trust takes positions in the government debt of Switzerland. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Trust for the foreseeable future.
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
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Agricultural
     The Trust’s agricultural exposure is to wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Trust as of March 31, 2006.
Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Treasury Bill Positions
     The Trust’s primary market exposure in instruments held other than for trading is in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with durations no longer than six months. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2006	By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 - E 3

31.02	Certification by Chief Financial Officer	E 4 - E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E  1