Form 10-Q
period 2006-06-30
CAMPBELL FUND TRUST
filed 2006-08-14
CIK 1043951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☑     No ☐
Total number of Pages: 27

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of June 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Schedules of Investments as of June 30, 2006 (Unaudited) and December 31, 2005	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20-25

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$81,657,490	$28,167,051
United States government securities	683,995,512	480,021,830
Net unrealized gain (loss) on open futures contracts	11,405,730	(2,223,857)

Total equity in broker trading accounts	777,058,732	505,965,024

Cash and cash equivalents	26,733,241	258,339,749
United States government securities	352,543,788	273,355,666
Net unrealized (loss) on open forward currency contracts	(9,581,097)	(31,744,009)
Subscription receivable	247,967	0

Total assets	$1,147,002,631	$1,005,916,430

LIABILITIES
Accounts payable	$63,917	$112,361
Accrued commissions and other trading fees on open contracts	176,571	156,266
Options written, at fair value (premium received — $327,667)	477,039	0
Management fee payable	3,804,003	3,143,094
Performance fee payable	0	2,829,826
Redemptions payable	6,498,554	2,257,332
Subscription deposits	0	1,300,000
Prepaid subscriptions	0	61,419,664

Total liabilities	11,020,084	71,218,543

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at June 30, 2006 and December 31, 2005	54,002	54,934
Other Unitholders – 428,267.338 and 346,403.516 units outstanding at June 30, 2006 and December 31, 2005	1,135,928,545	934,642,953

Total unitholders’ capital (Net Asset Value)	1,135,982,547	934,697,887

Total liabilities and unitholders’ capital (Net Asset Value)	$1,147,002,631	$1,005,916,430

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2006
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$255,000,000	08/17/2006	U.S. Treasury Bills	$253,438,621	22.31%
$200,000,000	09/07/2006	U.S. Treasury Bills	198,220,667	17.45%
$184,000,000	08/24/2006	U.S. Treasury Bills	182,711,080	16.09%
$170,000,000	09/21/2006	U.S. Treasury Bills	168,149,078	14.80%
$135,000,000	07/06/2006	U.S. Treasury Bills	134,914,687	11.88%
$100,000,000	09/08/2006	U.S. Treasury Bills	99,105,167	8.72%

		Total United States government securities (cost, including accrued interest, – $1,036,539,300)	$1,036,539,300	91.25%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Energy	$3,477,829	0.30%
Metals	(264,320)	(0.02)%
Stock indices	2,195,940	0.19%
Short-term interest rates	(35,186)	(0.00)%
Long-term interest rates	(1,624,683)	(0.14)%

Total long futures contracts	$3,749,580	0.33%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agriculture	$188,548	0.02%
Energy	452,540	0.04%
Metals	(492,022)	(0.04)%
Stock indices	(1,245,022)	(0.11)%
Short-term interest rates	6,080,383	0.53%
Long-term interest rates	2,671,723	0.23%

Total short futures contracts	$7,656,150	0.67%

Total futures contracts	$11,405,730	1.00%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(8,493,509)	(0.75)%
Various short forward currency contracts	(1,087,588)	(0.09)%

Total forward currency contracts	$(9,581,097)	(0.84)%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $327,667)	$(477,039)	(0.04)%

*	- Pledged as collateral for the trading of futures, forward and options contracts.
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
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$34,426,521	$26,842,536	$50,544,429	$31,356,138
Change in unrealized	(15,492,969)	10,380,234	13,629,587	14,761,286
Brokerage commissions	(502,883)	(684,087)	(988,313)	(1,183,138)

Net gain from futures trading	18,430,669	36,538,683	63,185,703	44,934,286

Forward currency and options on forward currency trading gains (losses)
Realized	(69,443,410)	23,918,421	(103,196,236)	(7,386,809)
Change in unrealized	(20,413,881)	33,223,665	22,013,540	37,559,909
Brokerage commissions	(140,523)	(46,099)	(231,753)	(110,723)

Net gain (loss) from forward currency and options on forward currency trading	(89,997,814)	57,095,987	(81,414,449)	30,062,377

Total net trading gains (losses)	(71,567,145)	93,634,670	(18,228,746)	74,996,663

EXPENSES NET OF INTEREST INCOME
Income
Interest income	13,725,345	5,031,829	24,643,787	9,071,274

Expenses
Management fee	11,459,344	7,701,120	22,013,624	14,572,764
Performance fee	0	1,944,127	8,574,956	1,944,127
Operating expenses	51,135	36,920	97,625	76,317

Total expenses	11,510,479	9,682,167	30,686,205	16,593,208

Expenses net of interest income	2,214,866	(4,650,338)	(6,042,418)	(7,521,934)

NET INCOME (LOSS)	$(69,352,279)	$88,984,332	$(24,271,164)	$67,474,729

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(162.95)	$287.82	$(60.31)	$224.26

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$(163.48)	$286.77	$(45.75)	$211.92

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(24,271,164)	$67,474,729
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(35,643,127)	(52,321,195)
Options premium received	327,667	0
Increase (decrease) in accounts payable and accrued expenses	(2,197,056)	2,482,139
Net (purchases) of investments in United States government securities	(283,161,804)	(101,643,524)

Net cash (for) operating activities	(344,945,484)	(84,007,851)

Cash flows from (for) financing activities
Addition of units	189,359,786	91,771,797
Increase (decrease) in subscriptions deposits	(1,300,000)	1,080,000
Redemption of units	(21,230,371)	(27,889,045)

Net cash from financing activities	166,829,415	64,962,752

Net (decrease) in cash and cash equivalents	(178,116,069)	(19,045,099)

Cash and cash equivalents
Beginning of period	286,506,800	159,026,322

End of period	$108,390,731	$139,981,223

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$81,657,490	$26,664,876
Cash and cash equivalents	26,733,241	113,316,347

Total end of period cash and cash equivalents	$108,390,731	$139,981,223

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2006

Balances at December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887

Net (loss) for the six months ended June 30, 2006		(932)		(24,270,232)		(24,271,164)

Additions	0.000	0	91,226.736	251,027,417	91,226.736	251,027,417

Redemptions	0.000	0	(9,362.914)	(25,471,593)	(9,362.914)	(25,471,593)

Balances at June 30, 2006	20.360	$54,002	428,267.338	$1,135,928,545	428,287.698	$1,135,982,547

Six Months Ended June 30, 2005

Balances at December 31, 2004	20.360	$49,064	269,068.569	$648,402,290	269,088.929	$648,451,354

Net income for the six months ended June 30, 2005		4,314		67,470,415		67,474,729

Additions	0.000	0	53,498.084	127,033,557	53,498.084	127,033,557

Redemptions	0.000	0	(11,695.739)	(27,889,045)	(11,695.739)	(27,889,045)

Balances at June 30, 2005	20.360	$53,378	310,870.914	$815,017,217	310,891.274	$815,070,595

Net Asset Value per Managing Operator and Other Unitholders Unit
June 30,	December 31,	June 30,	December 31,
2006	2005	2005	2004

$2,652.38	$2,698.13	$2,621.72	$2,409.80

See accompanying notes.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

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
Note 5. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective June 30, 2006, subscriptions to the Trust will be effective on the last day of the month in which they were accepted. Prior to June 30, 2006, subscriptions to the Trust were effective on the first day of the following month in which they were accepted. Effective January 1, 2006, additions of $63,069,339 were made to the Trust. The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at June 30, 2006 and December 31, 2005 were $1,036,539,300 and $753,377,496, respectively, which equals 91% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2006 and December 31, 2005 was $21,433,917 and $195,613,375, respectively, which equals approximately 2% and 21% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.
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
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures, forward currency and swap contracts purchased and unlimited liability on such contracts sold short. As a seller of options, the Trust receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability.
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$17,812,558	$14,087,349	$42,241,821	$23,965,693
Gross unrealized losses	(6,406,828)	(16,311,206)	(51,972,290)	(55,709,702)

Net unrealized gain (loss)	$11,405,730	$(2,223,857)	$(9,730,469)	$(31,744,009)

Open contracts generally mature within three months; as of June 30, 2006, the latest maturity date for open futures contracts is March 2007, and the latest maturity date for open forward currency contracts is September 2006. However, the Trust intends to close all contracts prior to maturity.
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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three months and six months ended June 30, 2006 and 2005, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, the results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Per Unit Performance

(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,815.86	$2,334.95	$2,698.13	$2,409.80

Income (loss) from operations:
Total trading gains (losses) (1)	(168.68)	301.81	(30.73)	236.92
Expenses net of interest income (1)	5.20	(15.04)	(15.02)	(25.00)

Total income (loss) from operations	(163.48)	286.77	(45.75)	211.92

Net asset value per unit at end of period	$2,652.38	$2,621.72	$2,652.38	$2,621.72

Total Return (3)	(5.81)%	12.28%	(1.70)%	8.79%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.98%	4.09%	4.00%	4.02%
Performance fee (3)	0.00%	0.26%	0.78%	0.27%

Total expenses	3.98%	4.35%	4.78%	4.29%

Expenses, prior to performance fee, net of interest income (2), (4)	(0.77)%	1.43%	(0.46)%	1.53%

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
As of June 30, 2006, the aggregate capitalization of the Trust was $1,135,982,547, and the Net Asset Value per Unit was $2,652.38.
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
Results of Operations
The return for the six months ended June 30, 2006 and 2005 was (1.70)% and 8.79%, respectively.

2006
Of the 2006 year-to-date decrease of 1.70%, approximately 1.04% was due to trading losses (before commissions) and approximately 2.23% was due to interest income, offset by approximately 2.89% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 1.04% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	2.23
Metals	2.04
Stock Indices	0.89
Energy	0.85
Agriculture	(0.17)
Currencies	(6.88)

(1.04)%

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

A sell-off in the U.S. Dollar against all the major currencies resulted in negative performance for the Trust in April. The currency sector was active throughout the month, and reacted sharply to comments by new Federal Reserve Chairman Ben Bernanke suggesting that U.S. interest rate hikes may be near an end. Concern that the U.S. Dollar may be losing its position as the world’s primary reserve currency also led to heavy selling of the U.S Dollar. The decline was exacerbated by the rally in non-U.S. Dollar currencies amid expectations that other central banks may be about to begin rate-hike campaigns. In response to the U.S. Dollar sell-off, fundamental concerns and increasing geopolitical uncertainties, metals traded sharply higher and were profitable for the Trust. The energy markets also traded higher, pushing the price of crude oil to all-time new highs. Gains from these moves together with the continued bearish trend in fixed income and the mid-month rebound in equities prices helped to offset the Trust’s currency losses.
The Trust’s performance in May was negative as another trend reversal caused losses. Global stock indices posted steep declines, reversing much of their year-to-date gains, amid renewed fears of inflation, rising interest rates, and a growing concern about the housing slow-down. This was a reversal of a very profitable trend for the year in the equities sector and resulted in the Trust’s biggest losses for the month. The U.S. Dollar continued to slide against the major currencies through the first half of the month, though not as severely as in April. While the U.S. Dollar improved somewhat in the latter part of the month, it was not enough to recover the earlier losses. Energy prices came off their highs in response to a perceived easing of Middle East tensions resulted in losses for the Trust. The metals and interest rates sectors were positive, but not enough to offset the losses in these other sectors.
In June, volatile markets across the globe resulted in modest losses for the Trust. Markets in most sectors were choppy as traders tried to interpret the monetary policies expressed by each of the world’s major central banks. Gains made in the interest rates sector were offset by a continued reversal in commodity-related trends. The Australian Dollar was hit hard by weaker than expected economic data in the region which caused losses in the currencies sector. Expectations of slowed economic growth due to central bank policies as well as the shifting sands of geopolitical concerns continued to pressure prices and caused losses in the metals sector. The Trust had gains in the energy sector as prices moved higher in response to continuing uncertainty in Iran. In the face of these uncertainties and more, the equities sector was volatile, but ended the month relatively unchanged.
2005
For the 2005 year-to-date increase of 8.79%, approximately 10.00% was due to trading gains (before commissions) and approximately 1.24% was due to interest income, offset by approximately 2.45% due to brokerage fees, management fees and operating cost borne by the Trust. An analysis of the 10.00% trading gains by sector is as follows:

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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the six months ended June 30, 2006 and the year ended December 31, 2005.

June 30, 2006

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.79%	(6.88)%
Long Interest Rates	0.62%	(0.83)%
Short Interest Rates	0.39%	3.06%
Agricultural / Metals	0.34%	1.87%
Stock Indices	0.31%	0.89%
Energy	0.26%	0.85%

Aggregate/Total	1.57%	(1.04)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2006, approximately 1.04% was due to trading losses (before commissions), approximately 2.23% was due interest income offset by approximately 2.89% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of (1.70)%.
December 31, 2005

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.06%
Long—Term Interest Rates	0.79%	2.14%
Energy	0.63%	3.37%
Short—Term Interest Rates	0.58%	4.63%
Stock Indices	0.39%	(2.93)%
Agricultural / Metals	0.06%	0.74%

Aggregate/Total	2.44%	14.01%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.01% was due to trading gains (before commissions), approximately 2.93% was due interest income offset by approximately 4.98% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 11.96%.

Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Trust as of June 30, 2006, by market sector.

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
     The following were the only non-trading risk exposures of the Trust as of June 30, 2006.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2006	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2

31.02	Certification by Chief Financial Officer	E 3

32.01	Certification by Chief Executive Officer	E 4

32.02	Certification by Chief Financial Officer	E 5

E 1