Form 10-Q
period 2006-09-20
CAMPBELL FUND TRUST
filed 2006-11-08
CIK 1043951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________to_______________
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
Yes ☑      No ☐
Total number of Pages: 29

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Financial Condition as of September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Schedules of Investments as of September 30, 2006 (Unaudited) and December 31, 2005	4-5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	7

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	8

	Notes to Financial Statements (Unaudited)	9-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22-27

Item 4.	Controls and Procedures	27

PART II — OTHER INFORMATION		28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$55,823,686	$28,167,051
United States government securities	675,184,078	480,021,830
Net unrealized (loss) on open futures contracts	(9,127,343)	(2,223,857)

Total equity in broker trading accounts	721,880,421	505,965,024

Cash and cash equivalents	16,625,700	258,339,749
United States government securities	347,528,486	273,355,666
Net unrealized gain (loss) on open forward currency contracts	3,476,965	(31,744,009)

Total assets	$1,089,511,572	$1,005,916,430

LIABILITIES
Accounts payable	$95,201	$112,361
Accrued commissions and other trading fees on open contracts	184,289	156,266
Options written, at fair value (premium received — $154,960)	118,669	0
Management fee payable	3,626,929	3,143,094
Performance fee payable	0	2,829,826
Redemptions payable	9,743,056	2,257,332
Subscription deposits	0	1,300,000
Prepaid subscriptions	0	61,419,664

Total liabilities	13,768,144	71,218,543

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at September 30, 2006 and December 31, 2005	52,476	54,934
Other Unitholders – 417,351.375 and 346,403.516 units outstanding at September 30, 2006 and December 31, 2005	1,075,690,952	934,642,953

Total unitholders’ capital (Net Asset Value)	1,075,743,428	934,697,887

Total liabilities and unitholders’ capital (Net Asset Value)	$1,089,511,572	$1,005,916,430

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2006
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$250,000,000	11/16/2006	U.S. Treasury Bills	$248,428,333	23.10%
$200,000,000	11/24/2006	U.S. Treasury Bills	198,518,000	18.45%
$200,000,000	12/07/2006	U.S. Treasury Bills	198,198,445	18.42%
$160,000,000	10/12/2006	U.S. Treasury Bills	159,760,933	14.85%
$120,000,000	12/21/2006	U.S. Treasury Bills	118,706,700	11.04%
$100,000,000	12/07/2006	U.S. Treasury Bills	99,100,153	9.21%

		Total United States government securities
		(cost, including accrued interest, - $1,022,712,564)	$1,022,712,564	95.07%

LONG FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value

		Agriculture	$10,025	0.00%
		Energy	(17,692,693)	(1.64)%
		Metals	(833,965)	(0.08)%
		Stock indices	8,843,250	0.82%
		Short-term interest rates	(21,566)	(0.00)%
		Long-term interest rates	2,992,428	0.28%

		Total long futures contracts	$(6,702,521)	(0.62)%

SHORT FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value

		Agriculture	$450,840	0.04%
		Energy	101,400	0.01%
		Metals	(18,150)	(0.00)%
		Short-term interest rates	(2,585,762)	(0.24)%
		Long-term interest rates	(373,150)	(0.04)%

		Total short futures contracts	$(2,424,822)	(0.23)%

		Total futures contracts	$(9,127,343)	(0.85)%

FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value

		Various long forward currency contracts	$(26,724,471)	(2.49)%
		Various short forward currency contracts	30,201,436	2.81%

		Total forward currency contracts	$3,476,965	0.32%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

				% of Net
Description			Value	Asset Value

Written options on forward currency contracts
(premiums received - $154,960)			$(118,669)	(0.01)%

*	- pledged as collateral for the trading of futures, forward and option positions.
See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$190,000,000	03/02/2006	U.S. Treasury Bills	$188,779,250	20.20%
$170,000,000	03/09/2006	U.S. Treasury Bills	168,772,411	18.06%
$135,000,000	02/23/2006	U.S. Treasury Bills	134,234,812	14.36%
$110,000,000	03/23/2006	U.S. Treasury Bills	109,040,937	11.66%
$85,000,000	02/16/2006	U.S. Treasury Bills	84,576,417	9.05%
$68,000,000	01/05/2006	U.S. Treasury Bills	67,973,669	7.27%

		Total United States government securities
		(cost, including accrued interest, - $753,377,496)	$753,377,496	80.60%

LONG FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value

		Energy	$(10,862,346)	(1.16)%
		Metals	680,140	0.07%
		Stock indices	(101,406)	(0.01)%
		Long-term interest rates	321,383	0.03%

		Total long futures contracts	$(9,962,229)	(1.07)%

SHORT FUTURES CONTRACTS

				% of Net
		Description	Value	Asset Value

		Agricultural	$(442,817)	(0.04)%
		Metals	(17,225)	(0.00)%
		Stock indices	(213,230)	(0.02)%
		Short-term interest rates	9,435,205	1.00%
		Long-term interest rates	(1,023,561)	(0.11)%

		Total short futures contracts	$7,738,372	0.83%

		Total futures contracts	$(2,223,857)	(0.24)%

FORWARD CURRENCY CONTRACTS

				% of Net
		Description	Value	Asset Value

		Various long forward currency contracts	$(23,306,838)	(2.50)%
		Various short forward currency contracts	(8,437,171)	(0.90)%

		Total forward currency contracts	$(31,744,009)	(3.40)%

*	- pledged as collateral for the trading of futures and forward positions.
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(31,404,327)	$24,407,984	$19,140,102	$55,764,122
Change in unrealized	(20,533,073)	(5,317,322)	(6,903,486)	9,443,964
Brokerage commissions	(331,562)	(643,770)	(1,319,875)	(1,826,908)

Net gain (loss) from futures trading	(52,268,962)	18,446,892	10,916,741	63,381,178

Forward currency and options on forward currency trading gains (losses)
Realized	5,061,644	(9,407,822)	(98,134,592)	(16,794,631)
Change in unrealized	13,243,725	(8,253,250)	35,257,265	29,306,659
Brokerage commissions	(162,220)	(68,670)	(393,973)	(179,393)

Net gain (loss) from forward currency and options on forward currency trading	18,143,149	(17,729,742)	(63,271,300)	12,332,635

Total net trading gains (losses)	(34,125,813)	717,150	(52,354,559)	75,713,813

EXPENSES NET OF INTEREST INCOME
Income
Interest income	13,815,174	6,428,559	38,458,961	15,499,833

Expenses
Management fee	11,216,699	8,248,314	33,230,323	22,821,078
Performance fee	0	7,331	8,574,956	1,951,458
Operating expenses	46,591	37,717	144,216	114,034

Total expenses	11,263,290	8,293,362	41,949,495	24,886,570

Expenses net of interest income	2,551,884	(1,864,803)	(3,490,534)	(9,386,737)

NET INCOME (LOSS)	$(31,573,929)	$(1,147,653)	$(55,845,093)	$66,327,076

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(74.19)	$(3.62)	$(136.16)	$216.66

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$(74.96)	$(5.43)	$(120.71)	$206.49

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from (for) operating activities
Net income (loss)	$(55,845,093)	$66,327,076
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	(28,353,779)	(38,750,623)
Options premium received	154,960	0
Increase (decrease) in accounts payable and accrued expenses	(2,335,128)	917,687
Net (purchases) of investments in United States government securities	(269,335,068)	(135,610,800)

Net cash (for) operating activities	(355,714,108)	(107,116,660)

Cash flows from (for) financing activities
Addition of units	193,419,471	166,194,820
Decrease in subscription deposits	(1,300,000)	0
Redemption of units	(50,462,777)	(47,011,534)

Net cash from financing activities	141,656,694	119,183,286

Net increase (decrease) in cash and cash equivalents	(214,057,414)	12,066,626

Cash and cash equivalents
Beginning of period	286,506,800	159,026,322

End of period	$72,449,386	$171,092,948

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$55,823,686	$28,615,861
Cash and cash equivalents	16,625,700	142,477,087

Total end of period cash and cash equivalents	$72,449,386	$171,092,948

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2006

Balances at
December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887

Net (loss) for the nine months ended September 30, 2006		(2,458)		(55,842,635)		(55,845,093)
Additions	0.000	0	92,675.334	254,839,135	92,675.334	254,839,135
Redemptions	0.000	0	(21,727.475)	(57,948,501)	(21,727.475)	(57,948,501)

Balances at
September 30, 2006	20.360	$52,476	417,351.375	$1,075,690,952	417,371.735	$1,075,743,428

Nine Months Ended September 30, 2005

Balances at
December 31, 2004	20.360	$49,064	269,068.569	$648,402,290	269,088.929	$648,451,354

Net income for the nine months ended September 30, 2005		4,204		66,322,872		66,327,076

Additions	0.000	0	73,720.451	179,334,604	73,720.451	179,334,604

Redemptions	0.000	0	(19,029.778)	(47,011,534)	(19,029.778)	(47,011,534)

Balances at
September 30, 2005	20.360	$53,268	323,759.242	$847,048,232	323,779.602	$847,101,500

Net Asset Value per Managing Owner and Other Unitholders Unit
September 30,	December 31,	September 30,	December 31,
2006	2005	2005	2004
$2,577.42	$2,698.13	$2,616.29	$2,409.80

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of swap and forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of swap and forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C.	Method of Reporting (Continued)

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term time deposits held at financial institutions

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
(Unaudited)

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at September 30, 2006 and December 31, 2005 were $1,022,712,564 and $753,377,496, respectively, which equals 95% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2006 and December 31, 2005 was $15,520,176 and $195,637,375, respectively, which equals approximately 1% and 21% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$14,413,386	$14,087,349	$32,551,343	$23,965,693
Gross unrealized losses	(23,540,729)	(16,311,206)	(29,038,087)	(55,709,702)

Net unrealized gain (loss)	$(9,127,343)	$(2,223,857)	$3,513,256	$(31,744,009)

Open contracts generally mature within three months; as of September 30, 2006, the latest maturity date for open futures contracts is June 2007, and the latest maturity date for open forward currency contracts is December 2006. However, the Trust intends to close all contracts prior to maturity.

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
(Unaudited)

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three months and nine months ended September 30, 2006 and 2005, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006, the results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2006 and 2005. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,652.38	$2,621.72	$2,698.13	$2,409.80

Income (loss) from operations:
Total trading gains (losses) (1)	(80.96)	0.46	(112.20)	237.15
Expenses net of interest income (1)	6.00	(5.89)	(8.51)	(30.66)

Total income (loss) from operations	(74.96)	(5.43)	(120.71)	206.49

Net asset value per unit at end of period	$2,577.42	$2,616.29	$2,577.42	$2,616.29

Total Return (3)	(2.83)%	(0 .21)%	(4.47)%	8.57%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.03%	4.04%	4.02%	4.04%
Performance fee (3)	0.00%	0.00%	0.78%	0.26%

Total expenses	4.03%	4.04%	4 .80%	4.30%

Expenses, prior to performance fee, net of interest income (2), (4), (5)	(0.91)%	0.91%	(0.61)%	1.31%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

(5)	Expenses net of interest income is shown as a positive percentage when expenses exceed interest income for the period.

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
As of September 30, 2006, the aggregate capitalization of the Trust was $1,075,743,428, and the Net Asset Value per Unit was $2,577.42.
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
Results of Operations
The return for the nine months ended September 30, 2006 and 2005 was (4.47)% and 8.57%, respectively.
2006
Of the 2006 year-to-date decrease of 4.47%, approximately 4.00% was due to trading losses (before commissions) and approximately 3.95% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust offset by approximately 3.48% due to interest income. An analysis of the 4.00% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.25
Metals	2.06
Interest Rates	1.74
Agriculture	(0.26)
Energy	(4.52)
Currencies	(5.27)

(4.00)%

The Trust began the year with gains in each sector during January. The stock indices sector was the best performing sector for the month as prices rallied back from a mid-month sell off and continued the up-trend which began in late 2005. The energy markets were volatile but profitable as losses in natural gas were more than offset by gains in the crude oil complex. Industrial and precious metals prices also rose in January, contributing solid gains to the Trust’s portfolio. The long end of the U.S. yield curve reversed sharply mid-month, resulting in losses as the interest rate markets tried to assimilate conflicting economic data and the change in Federal Reserve leadership. The continued weakening of the U.S. Dollar also resulted in losses, but was offset by gains earned on non-U.S. Dollar positions.
Performance for the Trust was negative in February reversing most of the gains earned in January. Prices for crude oil and natural gas fell sharply in February as inventory build-ups weighed on the market in the midst of one of the mildest winters on record in the northeastern U.S. Concern over geopolitical tensions also eased somewhat. While this brought welcome relief at the gas pumps, this trend reversal caused the majority of the Trust’s losses this month. A relatively quiet month in currencies left the Trust mainly flat in this sector as the markets tried to ascertain the major central bank’s policy intentions for 2006. Ben Bernanke’s first official appearances as Chairman of the Fed and the reintroduction of the U.S. 30 year bond were digested by the bond markets, but the Trust did make some gains on its short-term interest rate positions. February was a volatile month for U.S. equities, but Euro stocks enjoyed another strong month, and contributed solid gains to the portfolio.
Strong performance from several sectors contributed to a positive March and positive first quarter. The biggest gains in March were in currencies, as the U.S. Dollar rallied in response to expectations of further interest rate hikes. Correspondingly, U.S. and Euro fixed income instruments had their worst quarter in several years, which benefited the Trust’s short positions. Energy prices rebounded profitably from February’s sell-off on renewed production and supply concerns, but this was not enough to restrain equity prices, and the stock indices sector also finished higher. Many of the base and precious metals again made new highs, and contributed positively to the Trust’s returns.
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
In July, the Trust had modest gains in currencies and base metals sectors offset by losses in the fixed income sector as economic releases depicted slowing economic growth and a cooling housing market, leading to a reduced probability of another rate increase in August. North Korean missile tests, continuing Iranian nuclear defiance, renewed turbulence in Nigeria and the Israel/Lebanon tinderbox all pushed energy prices higher before finding resistance and finishing virtually unchanged for the month and caused small losses for the Trust. The equity indices sector was also volatile but ended the month largely unchanged, leading to flat performance for that sector.
Markets with light volume and little momentum resulted in a small negative return in August. With many traders on vacation, the summer doldrums reflected the state of many of the sectors the Trust trades, and even the notoriously fickle but volatile energy markets were mostly range-bound. The energy sector was dominated by perceptions of an easing in global geopolitical tensions, a mild hurricane season (so far!), and steadily rising inventories. These factors led to a sharp sell-off in natural gas, which was down by 30%, and crude oil, which fell below $70 per barrel. Unleaded gasoline traded down more than 40 cents in August alone and caused losses for the Trust. The Trust’s trading in non-dollar currency positions was profitable, but its outright U.S. Dollar positions resulted in losses. Long-dated interest rate instruments and stock indices were positive for the month, with both rallying sharply from mid-summer lows.
The Trust’s biggest losses in September occurred in the energy sector where crude prices fell over 11% and heating oil and unleaded gasoline both fell around 14%. The drop in prices was driven by the lack of hurricane activity, a further easing of geopolitical tensions, and adequate physical supplies amid the warmer-than-normal autumn season. The equity indices sector was positive as economic data (with the exception of housing-related figures) continued to show moderate growth with restrained inflation. Gains were also recorded in currency markets, where losses on the Trust’s cross rates exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. Small losses were recorded in the interest rates sector as the market continued to believe that the U.S. Federal Reserve will not raise rates again in the foreseeable future.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of swap and forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
     The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	September 30, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Energy	0.58%	(4.52)%
Currencies	0.54%	(5.27)%
Stock Indices	0.29%	2.25%
Short Interest Rates	0.24%	2.31%
Agricultural / Metals	0.14%	1.80%
Long Interest Rates	0.10%	(0.57)%

Aggregate/Total	1.01%	(4.00)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2006, approximately 4.00% was due to trading losses (before commissions) and approximately 3.95% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 3.48% due interest income giving a net return of (4.47)%.

	December 31, 2005
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.06%
Long-Term Interest Rates	0.79%	2.14%
Energy	0.63%	3.37%
Short-Term Interest Rates	0.58%	4.63%
Stock Indices	0.39%	(2.93)%
Agricultural / Metals	0.06%	0.74%

Aggregate/Total	2.44%	14.01%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.01% was due to trading gains (before commissions), approximately 2.93% was due interest income offset by approximately 4.98% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 11.96%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
     The following represent the primary trading risk exposures of the Trust as of September 30, 2006, by market sector.
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
     The following were the only non-trading risk exposures of the Trust as of September 30, 2006.
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc. Managing Operator

Date: November 8, 2006	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Financial Officer/Treasurer/Director

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E3

31.02	Certification by Chief Financial Officer	E 4 – E5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1