Form 10-K
period 2006-12-31
CAMPBELL FUND TRUST
filed 2007-03-30
CIK 1043951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2006
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
Yes ☐     No ☑
The Registrant has no voting stock. As of December 31, 2006 there were 402,499.830 Units of Beneficial Interest issued and outstanding.
Total number of pages 49. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page
PART I

ITEM 1.	BUSINESS	1-4

ITEM 1A.	RISK FACTORS	5-12

ITEM 1B.	UNRESOLVED STAFF COMMENTS	12

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13

ITEM 6.	SELECTED FINANCIAL DATA	13-14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-22

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22-27

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 9A.	CONTROLS AND PROCEDURES	28

ITEM 9b.	OTHER INFORMATION	28

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	28-30

ITEM 11.	EXECUTIVE COMPENSATION	31

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	31

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	32

SIGNATURES
CERTIFICATIONS

i

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
          U.S. Bank National Association, a national banking corporation, (the “Trustee”), is the sole trustee of the Trust. The Trustee is unaffiliated with the managing operator and the Trust’s selling agents, and its duties and liabilities with respect to the offering of the Units of Beneficial Interest (the “Units”) are limited to its express obligations under the Declaration of Trust and Trust Agreement.
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
          As of December 31, 2006, the aggregate capitalization of the Trust was $1,153,998,798, and the Net Asset Value per Unit was $2,867.08.
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
          The Trust trades speculatively in the U.S. and international futures, forward, and option markets.

Specifically, the Trust trades a portfolio that is primarily focused on financial futures, forwards, and options, with a secondary emphasis on metal, energy and agricultural products. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust’s assets pursuant to Campbell & Company’s Global Diversified Large Portfolio. The portfolio trades commodity interests which include energy products, agricultural products, precious and base metals, stock market indices, interest rates and foreign currencies.
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
Market Sectors.
          Campbell & Company’s Global Diversified Large Portfolio trades in a fully diversified portfolio of futures, forward and option markets, including energy products (Brent Crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (coffee, corn, cotton and wheat), precious and base metals (aluminum, copper, gold, and zinc), stock market indices (DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI, NASDAQ, Nikkei and S&P 500), interest rates (short-term and long-term) and foreign currencies (majors, minors and crossrates).
Market Types.
          The Trust trades on a variety of United States and foreign futures exchanges. Approximately 50% of the Trust’s takes place trading in the off-exchange highly liquid, institutionally-based currency forward and options markets. The remaining 50% takes place on futures exchanges.
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

Charges
          Each Unit is subject to the same charges. The Trust’s average month-end net assets during 2006, 2005 and 2004 equaled $1,107,980,166, $802,912,529 and $534,329,244, respectively. Total expenses including brokerage commissions charged to the Trust (as described below), other than performance fees, are estimated to less than 6% of the Trust’s net assets annually. Such expenses as a percentage of the Trust’s average month-end assets for the years ended December 31, 2006, 2005 and 2004 were 4.25%, 4.38% and 4.31%, respectively.
          Description of Current Charges.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Campbell & Company	Management Fee	A monthly management fee of 1/3 of 1% of the Trust’s month-end net assets, totaling approximately 4% of average month-end net assets per year. Campbell & Company may pay a portion or all of its monthly management fee on an ongoing basis to selected agents who have sold the Units, in return for their provision of ongoing services to the Unitholders. In most cases, the ongoing payment paid to selling agents is 2% per annum, paid monthly, on the then current Net Asset Value of Units sold by the selling agents, net of redemptions.

Campbell & Company	Performance Fee	A quarterly performance fee of 20% of the aggregate cumulative appreciation in the Net Asset Value per Unit at the end of each quarter, exclusive of appreciation attributable to interest income disregarding decreases in Net Asset Value per Unit resulting from distributions.

UBS SECURITIES, LLC	Brokerage Commissions	Brokerage commissions are paid at a rate of approximately $6 for each round-turn trade executed for the Trust. Annual brokerage commissions payable to the Trust are estimated at approximately 0.36% of the Trust’s net assets annually, although there is no limit on the amount of such commissions.

ABN AMRO Bank, N.V., Chicago Branch	Forward Counterparty Execution Costs	The forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, ABN AMRO Bank, N.V., Chicago Branch charges approximately $8 per $1 million for forward contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.40% of the Trust’s net assets.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Other	Operating Expenses	The Trust pays operating expenses (other than the cost of the Units), including trustee, legal and accounting fees, and taxes or extraordinary expenses. These expenses are estimated at less than 0.50% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

These expenses during the years ended 2006, 2005 and 2004 were 0.02%, 0.03% and 0.03% of the Trust’s net assets, respectively.
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
          The Trust files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors
Market Risks
You Could Possibly Lose Your Total Investment in the Trust
     Futures, forward and option contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Trust.
The Trust is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Trust’s account with face values equal to several times the Trust’s net assets. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
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
     Transfers of interest in the units are subject to limitations, such as 30 days advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.

Forward and Option Transactions are Over-the-Counter, are Not Regulated and are Subject to Credit Risk
     The Trust trades forward and option contracts in foreign currencies. Such contracts are typically traded “over-the-counter” through a dealer market, which is dominated by major money center and investment banks, and are not regulated by the Commodity Futures Trading Commission (“CFTC”). Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Trust. The market for forward and option contracts rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Trust in certain circumstances to significant losses in the event of trading abuses or financial failure by participants in the forward and option markets which it might otherwise have avoided. Also, the Trust faces the risk of nonperformance by its counterparties to forward and option contracts, and such nonperformance may cause some or all of its gains to remain unrealized.
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
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Trust to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful option trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase over the past 10 to 15 years in the amount of assets managed by trend-following trading systems like some of the Campbell & Company programs. In 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2005, this estimate had risen to approximately $131 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
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
The Trust Could Terminate Before Expiration of its Stated Term
     The managing operator may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate unless a substitute managing operator was obtained. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.
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
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Declaration of Trust and Trust Agreement. As of December 31, 2006, there were 2,879 Unitholders in the Registrant and 402,499.830 Units of Beneficial Interest outstanding.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.
Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Total Assets	$1,179,711	$1,005,916	$695,256	$378,634	$179,912
Total Unitholders’ Capital	1,153,999	934,698	648,451	351,591	142,674
Total Trading Gain
(includes brokerage commissions)	64,620	106,673	64,059	57,595	19,676
Net Income	63,249	92,986	34,749	40,791	13,974
Net Income Per Managing
Operator and Other
Unitholder Unit *	153.91	295.68	154.59	319.99	247.02
Increase in Net Asset
Value per Managing Operator and Other Unitholder Unit	168.95	288.33	187.69	347.18	239.20
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2006 and 2005.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2006	2006	2006	2006
Total Trading Gain (Loss)
(includes brokerage commissions)	$53,338	$(71,567)	$(34,126)	$116,975
Net Income (Loss)	45,081	(69,352)	(31,574)	119,094
Net Income (Loss) per Managing Operator and Other Unitholder Unit *	118.88	(162.95)	(74.19)	288.13
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit	117.73	(163.48)	(74.96)	289.66
Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period	2,815.86	2,652.38	2,577.42	2,867.08

*	- Based on weighted average number of units outstanding during the period.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2005	2005	2005	2005
Total Trading Gain (Loss)
(includes brokerage commissions)	$(18,638)	$93,635	$717	$30,959
Net Income (Loss)	(21,510)	88,984	(1,147)	26,659
Net Income (Loss) per Managing Operator and Other Unitholder Unit *	(73.52)	287.82	(3.62)	84.19
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit	(74.85)	286.77	(5.43)	81.84
Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period	2,334.95	2,621.72	2,616.29	2,698.13

*	- Based on weighted average number of units outstanding during the period.
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

Results of Operations
          The returns for the years ended December 31, 2006, 2005 and 2004 were 6.26%, 11.96% and 8.45%, respectively.
2006
          Of the 2006 increase of 6.26%, approximately 6.61% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 5.03% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 6.61% trading gain by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	6.80%
Interest Rates	2.90
Metals	1.89
Currencies	1.80
Agricultural	(0.14)
Energy	(6.64)

6.61%

The first quarter demonstrated how markets interplay and how a diversified set of strategies can take advantage of changes in geopolitical and macroeconomic events. Currencies were relatively quiet in the first two months of the year as the markets tried to ascertain central bank policy intentions for 2006, but managed to rally at quarter-end on expectations of further interest rate hikes. Energy volatility proved difficult for the Trust, as the markets continued to fluctuate between excess inventory levels, supply constraints, and the ebb and flow of geopolitical tensions. A sharp sell-off in energy prices in February and a rebound in prices in March left the Trust flat in energy trading on the quarter. The first quarter also saw the long end of the yield curve reverse sharply, the markets’ first peek at Ben Bernanke as Chairman of the Fed, and the reintroduction of the 30-year bond, leaving fixed income trading flat on the quarter. Following all of this activity, the Trust recorded gains in equity indices (despite the choppy start for global equity markets) and currencies, and finished the first quarter up 4.36%.
The second quarter proved to be quite a bit more difficult for the Trust with a quarterly rate of return of (5.81)%. A major sell off of the U.S. dollar against all major currencies, coupled with other central banks contemplating rate hikes, resulted in negative performance, primarily from the Trust’s fundamental currency models. These losses proved difficult to overcome despite gains in other sectors. Mid-quarter, the Trust was faced with another trend reversal, this time in equities, resulting in additional losses to our global equity index trading. Energy trading was positive overall on the quarter as prices moved higher in response to continuing uncertainty in Iran and the approaching hurricane season. Toward the end of the quarter the markets were choppy as traders were attempting to interpret monetary policies from each of the world’s major central banks. Expectations of slowed economic growth due to central bank policies and the shifting sands of geopolitical events continued to pressure precious and base metals resulting in only slightly positive performance for that sector on the quarter.
As much as the second quarter was dominated by the sell off of the U.S. dollar, energy was largely responsible for the Trust posting a third quarter return of (2.83)%. Early in the quarter, economic activity suggested a slower pace and a cooling housing market leading to a reduced probability of another rate hike. The quarter began with a push in energy prices higher as a result of certain geopolitical events, followed by a sharp reversal in the energy complex on the perception of easing geopolitical intensions, a mild hurricane season and steadily rising inventories. Energy markets continued to sell off towards the end of the quarter causing losses for the Trust. Gains were recorded in the currency markets, where losses on the Trust’s cross rate exposures were more than offset by gains in outright positions, despite the historically low volatilities in many of these markets. The market continued to believe the U.S. Federal Reserve would not raise rates in the foreseeable future and consequently the Trust recorded small losses in the interest rate sector and small gains in equity index trading.

The fourth quarter of 2006 proved to be a very productive period for our strategies, and produced a quarterly return of 11.24% for the Trust. The currency sector carried the Trust throughout the quarter, recording gains related to the renewed popularity of the Yen “carry” trade, Euro related crosses and the continued weakening of the Swiss Franc. The same strategies that caused the Trust difficulty in April and May, benefited the Trust throughout the fourth quarter and finished positive on the year overall. Equity index trading was also strongly positive throughout the quarter on strong economic growth, restrained inflation, and continued red-hot M&A activity ultimately contributing to the Dow finishing the year near all-time highs. The energy complex continued its unpredictable pattern-hitting lows for the year-to-date at the beginning of the quarter, rallying on refinery problems in November, and then falling back on above average temperatures throughout the U.S. and Europe. The Trust posted overall losses in the energy sector for the quarter and the year. Fixed income trading was slightly negative on the quarter until December when the sector contributed significantly to gains for the Trust. Yields rose sharply across the curve on firm November payrolls, stronger mid-month retail sales and indications of a potential boom in housing market data.
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
The Trust had a small trading profit in the month of March. The gains for the month were in the interest rate sector, as both short-term and long-term positions were profitable and in the energy sector where crude oil made a new high. The U.S. Dollar closed higher for the month, reversing a long downtrend, which caused losses for the Trust. In addition, the Trust incurred losses in its non-Dollar currency positions in March making the currency sector the worst performing sector for the first quarter. The equity index markets also reversed and ended the month lower which caused losses for the Trust.
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
In September, the Trust saw many of the trends in the major financial sectors resume their course. The same sectors that reversed so sharply in August were the most profitable in September, while the energy sector was the only sector that had losses. The U.S. Dollar rallied strongly from the start of the month following the late-August sell-off, and again approached the highs for the year. The Trust lost money on some non-U.S. Dollar trades; however the currency sector was profitable overall. The equities sector also finished higher. Fixed income instruments ended lower after the sharp reversals in August and provided solid gains for the Trust’s short positions.

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
June was another month of choppy, range-bound trading, which resulted in negative performance for the Trust in all sectors. The market impact of unfolding events in Iraq had diminished greatly, and many traders were reluctant to take positions ahead of the Federal Reserve Bank’s June 30 interest rate announcement. Absent any other significant news, the markets remained trend less and did not provide the opportunities needed to produce positive returns.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and option on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of swap and forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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
The Trust’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2006, 2005 and 2004 and the trading gains/losses by market category for the years then ended.
December 31, 2006

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.80%
Currencies	0.69%	1.80%
Energy	0.39%	(6.64)%
Long-Term Interest Rates	0.34%	(0.24)%
Short-Term Interest Rates	0.26%	3.14%
Agricultural / Metals	0.17%	1.75%

Aggregate/Total	1.41%	6.61%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006 approximately 6.61% was due to trading gains (before commissions), approximately 4.68% was due to interest income offset by approximately 5.03% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 6.26%.
December 31, 2005

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.48%	6.06%
Long-Term Interest Rates	0.79%	2.14%
Energy	0.63%	3.37%
Short-Term Interest Rates	0.58%	4.63%
Stock Indices	0.39%	(2.93)%
Agricultural / Metals	0.06%	0.74%

Aggregate/Total	2.44%	14.01%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2005, approximately 14.01% was due to trading gains (before commissions), approximately 2.93% was due to interest income offset by approximately 4.98% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 11.96%.
December 31, 2004

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.18%	2.12%
Long-Term Interest Rates	0.81%	10.21%
Short-Term Interest Rates	0.26%	2.33%
Stock Indices	0.57%	(1.96)%
Energy	0.19%	1.68%
Agricultural and Metals	0.11%	(0.15)%

Aggregate/Total	1.85%	14.23%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2004, approximately 14.23% was due to trading gains (before commissions) and approximately 1.26% was due to interest income, offset by approximately 7.04% in brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 8.45%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Trust as of December 31, 2006, by market sector.
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
Metals
     The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold and zinc.
Agricultural
     During 2006, the Trust’s agricultural exposure was to wheat, corn, coffee, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of December 31, 2006.
Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice per month, and more frequently if a particular foreign currency balance becomes unusually large).
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

Item 8. Financial Statements and Supplementary Data
     Financial statements meeting the requirements of Regulation S-X appear beginning on Page 34 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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
Item 9B. Other Information
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2006 that was not reported on Form 8-K.
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
     G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and has served as Vice President: Director of Research Operations since March 2006. His duties include managing daily research operations, new research product implementation and code management. From 1995 to 1997, Mr. Andrews was employed at Legg Mason as a Research Analyst in the Realty Group. Before immigrating to the United States, he was employed by the Japanese Department of Education in the town of Fujimi, Nagano prefecture. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand.
     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as the Chief Financial Officer and Treasurer since 1992, and Secretary and a Director since 1994. In addition to her role as CFO, Ms. Becks also oversees administration and trade operations. Ms. Becks is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks is currently a member of the Managed Funds Association. From 1987 to 1991, she was employed by Bank Maryland Corp, a publicly-held company, as a Vice President and Chief Financial Officer. Prior to that time, she worked with Ernst & Young. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks is an Associated Person of Campbell & Company.
     D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since it began operations, was President until 1994, and was Chief Executive Officer until 1997. Mr. Campbell is the majority voting stockholder of Campbell & Company. From 1971 to 1978, he was a registered representative of a futures commission merchant. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on behalf of the Campbell Fund. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. He is an Associated Person of Campbell & Company.
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
     Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From 1999 to 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From 1997 to 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris is an Associated Person of Campbell & Company.
     Michael J. Hebrank, born in 1955, joined Campbell & Company in April 2004 and has served as Chief Technology Officer since then. From February 1999 to April 2004, Mr. Hebrank was the Chief Information Officer at Greater Baltimore Medical Center, the fourth largest healthcare system in Maryland. Mr. Hebrank holds a B.S. in Applied Statistics from the University of Baltimore and an M.S. in Computer Engineering from Loyola College of Maryland.

     Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Executive Vice President-Research since then and Chief Operating Officer since June 2005. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was self-employed through Integrity Consulting. Previously, Mr. Heerdt worked for twelve years at Moore Capital Management, Inc., where he was a Director until 1999, and a Managing Director from 2000 to 2002. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt is an Associated Person of Campbell & Company.
     James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President- Business Development and a Director since 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From 1989 to 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc. From 1984 to 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little is an Associated Person of Campbell & Company.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2006, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2006, Campbell & Company owned 20.360 Units of Beneficial Interest having a value of $58,374.
Item 13. Certain Relationships and Related Transactions
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
The principal accountant for the years ended December 31, 2006 and 2005 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2006 and 2005 were $66,227 and $48,852, respectively.

(b)	Audit Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 34 hereof.

(2)	Schedules:

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

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

THE CAMPBELL FUND TRUST

By: CAMPBELL & COMPANY, INC.
Managing Operator

By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Financial Officer, Secretary,
Treasurer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 2007.

Signature	Capacity
/s/ D. Keith Campbell

D.Keith Campbell	Chairman of the Board

/s/ William C. Clarke, III

William C. Clarke, III	Executive Vice President and Director

/s/ Bruce L. Cleland

Bruce L. Cleland	President, Chief Executive Officer and Director

/s/ Theresa D. Becks

Theresa D. Becks	Chief Financial Officer, Secretary, Treasurer and Director

/s/ James M. Little

James M. Little	Executive Vice President and Director

THE CAMPBELL FUND TRUST
ANNUAL REPORT
December 31, 2006

THE CAMPBELL FUND TRUST
INDEX

PAGES
Reports of Independent Registered Public Accounting Firms

Deloitte & Touche LLP	36

Arthur F. Bell, Jr. & Associates, L.L.C.	37

Financial Statements
Statements of Financial Condition
December 31, 2006 and 2005	38

Condensed Schedules of Investments
December 31, 2006 and 2005	39-40

Statements of Operations For the Years
Ended December 31, 2006, 2005 and 2004	41

Statements of Cash Flows For the Years
Ended December 31, 2006, 2005 and 2004	42

Statements of Changes in Unitholders’ Capital (Net Asset Value)
For the Years Ended December 31, 2006, 2005 and 2004	43

Notes to Financial Statements	44-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
The Campbell Fund Trust
We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in unitholders’ capital (net asset value) for each of the two years in the period then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, cash flows and changes in unitholders’ capital (net asset value) of The Campbell Fund Trust for the year ended December 31, 2004 were audited by other auditors whose report, dated March 22, 2005, expressed an unqualified opinion on those statements.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2006 and 2005, the results of its operations, cash flows and changes in unitholders’ capital (net asset value) for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders
The Campbell Fund Trust
We have audited the accompanying statements of operations, cash flows and changes in unitholders’ capital (net asset value) of The Campbell Fund Trust for the year ended December 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in unitholders’ capital (net asset value) of The Campbell Fund Trust for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 22, 2005

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
December 31, 2006 and 2005

	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$133,411,031	$28,027,322
United States government securities	576,201,361	480,021,830
Net unrealized gain (loss) on open futures contracts	29,440,339	(2,223,857)

Total equity in broker trading accounts	739,052,731	505,825,295

Cash and cash equivalents	52,562,559	258,339,749
United States government securities	347,576,084	273,355,666
Net unrealized gain (loss) on open forward currency contracts	39,126,795	(31,744,009)
Options purchased, at fair value (premium paid — $815,761)	975,007	0
Interest receivable	417,644	139,729

Total assets	$1,179,710,820	$1,005,916,430

LIABILITIES
Accounts payable	$119,476	$112,361
Accrued commissions and other trading fees on open contracts	253,885	156,266
Options written, at fair value (premium received — $474,346)	446,133	0
Management fee	3,924,363	3,143,094
Performance fee	0	2,829,826
Redemptions payable	20,968,165	2,257,332
Subscription deposits	0	1,300,000
Prepaid subscriptions	0	61,419,664

Total liabilities	25,712,022	71,218,543

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at December 31, 2006 and 2005	58,374	54,934
Other Unitholders – 402,479.470 and 346,403.516 units outstanding at December 31, 2006 and 2005	1,153,940,424	934,642,953

Total unitholders’ capital
(Net Asset Value)	1,153,998,798	934,697,887

Total liabilities and unitholders’ capital
(Net Asset Value)	$1,179,710,820	$1,005,916,430

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$250,000,0000	02/15/2007	U.S. Treasury Bills	$248,462,500	21.53%
$200,000,0000	02/22/2007	U.S. Treasury Bills	198,590,222	17.21%
$200,000,0000	03/08/2007	U.S. Treasury Bills	198,227,167	17.18%
$160,000,0000	01/11/2007	U.S. Treasury Bills	159,782,889	13.84%
$120,000,0000	03/22/2007	U.S. Treasury Bills	118,714,667	10.29%

		Total United States government securities
		(cost, including accrued interest, – $923,777,445)	$923,777,445	80.05%

LONG FUTURES CONTRACTS

Description	Value	% of Net Asset Value
Agricultural	$409,069	0.04%
Energy	(10,707,917)	(0.93)%
Metals	(1,896,745)	(0.17)%
Stock indices	13,119,595	1.14%
Short-term interest rates	287	0.00%
Long-term interest rates	(1,194,784)	(0.10)%

Total long futures contracts	$(270,495)	(0.02)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(60,800)	(0.01)%
Energy	212,640	0.02%
Metals	776,695	0.07%
Short-term interest rates	8,895,678	0.77%
Long-term interest rates	19,886,621	1.72%

Total short futures contracts	$29,710,834	2.57%

Total futures contracts	$29,440,339	2.55%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(21,320,722)	(1.85)%
Various short forward currency contracts	60,447,517	5.24%

Total forward currency contracts	$39,126,795	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $815,761)	$975,007	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $474,346)	$(446,133)	(0.03)%

*	- pledged as collateral for the trading of futures, forward and options positions.
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
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
TRADING GAINS
Futures trading gains (losses)
Realized	$18,977,950	$71,661,253	$58,773,406
Change in unrealized	31,664,196	(11,443,843)	3,171,617
Brokerage commissions	(1,885,399)	(2,532,001)	(1,418,687)

Net gains from futures trading	48,756,747	57,685,409	60,526,336

Forward currency and options on forward currency trading gains (losses)
Realized	(54,634,323)	70,081,317	26,429,299
Change in unrealized	71,058,263	(20,829,039)	(22,724,110)
Brokerage commissions	(560,530)	(265,031)	(172,043)

Net gain from forward currency and options on forward currency trading	15,863,410	48,987,247	3,533,146

Total net trading gains	64,620,157	106,672,656	64,059,482

EXPENSES NET OF INTEREST INCOME
Income
Interest income	51,891,355	23,496,874	6,710,489

Expenses
Management fee	44,503,132	32,154,825	21,280,557
Performance fee	8,574,956	4,821,357	14,594,954
Operating expenses	184,685	207,482	145,685

Total expenses	53,262,773	37,183,664	36,021,196

Expenses net of interest income	(1,371,418)	(13,686,790)	(29,310,707)

NET INCOME	$63,248,739	$92,985,866	$34,748,775

NET INCOME PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the year)	$153.91	$295.68	$154.59

INCREASE IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT	$168.95	$288.33	$187.69

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from (for) operating activities
Net income	$63,248,739	$92,985,866	$34,748,775
Adjustments to reconcile net income to net cash (for) operating activities
Net change in unrealized	(102,722,459)	32,272,882	19,552,493
Option premium paid	(815,761)	0	0
Option premium received	474,346	0	0
Increase in interest receivable	(277,915)	(66,071)	(70,559)
Increase (decrease) in accounts payable and accrued expenses	(1,943,823)	3,842,697	(1,633,645)
Net purchases of investments in United States government securities	(170,399,949)	(215,453,068)	(303,658,533)

Net cash for operating activities	(212,436,822)	(86,417,694)	(251,061,469)

Cash flows from (for) financing activities
Addition of units	200,977,020	268,365,007	312,391,964
Increase (decrease) in subscription deposits	(1,300,000)	1,300,000	0
Redemption of units	(87,633,679)	(55,832,906)	(28,885,679)

Net cash from financing activities	112,043,341	213,832,101	283,506,285

Net increase (decrease) in cash and cash equivalents	(100,393,481)	127,414,407	32,444,816

Cash and cash equivalents
Beginning of year	286,367,071	158,952,664	126,507,848

End of year	$185,973,590	$286,367,071	$158,952,664

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$133,411,031	$28,027,322	$24,897,154
Cash and cash equivalents	52,562,559	258,339,749	134,055,510

Total end of year cash and cash equivalents	$185,973,590	$286,367,071	$158,952,664

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2006, 2005 and 2004

	Total	Unitholders’ Capital
	Number of	Managing
	Units	Operator	Unitholders	Total
Balances at December 31, 2003	158,223.865	$45,242	$351,546,121	$351,591,363

Net income for the year ended December 31, 2004		3,822	34,744,953	34,748,775

Additions	123,200.764	0	290,996,895	290,996,895

Redemptions	(12,335.700)	0	(28,885,679)	(28,885,679)

Balances at December 31, 2004	269,088.929	49,064	648,402,290	648,451,354

Net income for the year ended December 31, 2005		5,870	92,979,996	92,985,866

Additions	100,482.413	0	251,350,905	251,350,905

Redemptions	(23,147.466)	0	(58,090,238)	(58,090,238)

Balances at December 31, 2005	346,423.876	54,934	934,642,953	934,697,887

Net income for the year ended December 31, 2006		3,440	63,245,299	63,248,739

Additions	95,487.905	0	262,396,684	262,396,684

Redemptions	(39,411.951)	0	(106,344,512)	(106,344,512)

Balances at December 31, 2006	402,499.830	$58,374	$1,153,940,424	$1,153,998,798

Net Asset Value per Unit
	December 31,
2006	2005	2004
$2,867.08	$2,698.13	$2,409.80

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning July 1, 2006, the market value of forward currency (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 1, 2006, the market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current market value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened. United States government securities are stated at cost plus accrued interest, which approximates market value.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C.	Method of Reporting (Continued)

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

D.	Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term time deposits held at financial institutions.

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

Certain amounts in the 2004 and 2005 financial statements were reclassified to conform with the 2006 presentation.

H.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 is not expected to have a material impact on the Trust’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Trust’s financial statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
Note 3. TRUSTEE
The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.
Note 4. DEPOSITS WITH BROKER
The Trust deposits assets with UBS Securities LLC to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust earns interest income on its assets deposited with the broker.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 6. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at December 31, 2006 and 2005 were $923,777,445 and $753,377,496, respectively, which equals 80% and 81% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2006 and 2005 was $50,907,731 and $195,613,375, respectively, which equals 4% and 21% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There were no restricted cash deposits at December 31, 2006.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and Options
	Futures Contracts		on Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$45,023,586	$14,087,349	$74,081,735	$23,965,693
Gross unrealized losses	(15,583,247)	(16,311,206)	(34,767,481)	(55,709,702)

Net unrealized gain (loss)	$29,440,339	$(2,223,857)	$39,314,254	$(31,744,009)

     Open contracts generally mature within three months; as of December 31, 2006, the latest maturity date for open futures contracts is September 2007, and the latest maturity date for open forward currency contracts is March 2007. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8. FINANCIAL HIGHLIGHTS
The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2006, 2005 and 2004. This information has been derived from information presented in the financial statements.

	2006	2005	2004
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,698.13	$2,409.80	$2,222.11

Income (loss) from operations:
Total trading gains (1)	172.29	331.85	318.09
Expenses net of interest income (1)	(3.34)	(43.52)	(130.40)

Total income from operations	168.95	288.33	187.69

Net asset value per unit at end of year	$2,867.08	$2,698.13	$2,409.80

Total Return	6.26%	11.96%	8.45%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.03%	4.03%	4.01%
Performance fee	0.77%	0.60%	2.73%

Total expenses	4.80%	4.63%	6.74%

Expenses net of interest income (2), (3)	(0.65)%	1.10%	2.75%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Expenses net of interest income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the year. Total trading gains is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Expenses net of interest income are shown as a positive percentage when expenses exceed interest income for the year.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E 1