Form 10-Q
period 2007-03-31
CAMPBELL FUND TRUST
filed 2007-05-15
CIK 1043951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☑ No ☐

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of March 31, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20-25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION	26

Item 6. Exhibits and Reports on Form 8-K	26

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$129,208,057	$133,411,031
United States government securities	576,046,233	576,201,361
Unrealized gain on open futures contracts	5,735,558	29,440,339

Total equity in broker trading accounts	710,989,848	739,052,731

Cash and cash equivalents	9,599,252	52,562,559
United States government securities	347,487,514	347,576,084
Net unrealized gain on open forward currency contracts	6,681,228	39,126,795
Options purchased, at fair value (premium paid — $990,325 and $815,761)	926,571	975,007
Interest receivable	521,011	417,644

Total assets	$1,076,205,424	$1,179,710,820

LIABILITIES
Accounts payable	$87,631	$119,476
Accrued commissions and other trading fees on open contracts	202,120	253,885
Options written, at fair value (premium received -$568,060 and $474,346)	447,430	446,133
Management fee	3,577,682	3,924,363
Redemptions payable	10,099,217	20,968,165

Total liabilities	14,414,080	25,712,022

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at March 31, 2007 and December 31, 2006	54,813	58,374
Other Unitholders – 394,373.259 and 402,479.470 units outstanding at March 31, 2007 and December 31, 2006	1,061,736,531	1,153,940,424

Total unitholders’ capital (Net Asset Value)	1,061,791,344	1,153,998,798

Total liabilities and unitholders’ capital (Net Asset Value)	$1,076,205,424	$1,179,710,820

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2007
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$250,000,000	05/17/2007	U.S. Treasury Bills	$248,405,972	23.39%
$200,000,000	05/24/2007	U.S. Treasury Bills	198,523,361	18.70%
$160,000,000	04/12/2007	U.S. Treasury Bills	159,758,000	15.05%
$120,000,000	06/21/2007	U.S. Treasury Bills	118,682,400	11.18%
$100,000,000	06/07/2007	U.S. Treasury Bills	99,082,472	9.33%
$100,000,000	06/07/2007	U.S. Treasury Bills	99,081,542	9.33%

		Total United States government securities
		(cost, including accrued interest, – $923,533,747)	$923,533,747	86.98%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(113,775)	(0.01)%
Energy	344,000	0.03%
Metals	628,824	0.06%
Stock indices	6,316,551	0.59%
Short-term interest rates	(571,971)	(0.05)%
Long-term interest rates	(2,037,714)	(0.19)%

Total long futures contracts	$4,565,915	0.43%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$583,970	0.06%
Energy	(1,372,450)	(0.13)%
Metals	(673,209)	(0.06)%
Stock indices	(67,025)	(0.01)%
Short-term interest rates	664,492	0.06%
Long-term interest rates	2,033,865	0.19%

Total short futures contracts	$1,169,643	0.11%

Total futures contracts	$5,735,558	0 .54%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$27,608,715	2.60%
Various short forward currency contracts	(20,927,487)	(1.97)%

Total forward currency contracts	$6,681,228	0.63%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $990,325)	$926,571	0.09%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received -$568,060)	$(447,430)	(0.04)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$250,000,000	02/15/2007	U.S. Treasury Bills	$248,462,500	21.53%
$200,000,000	02/22/2007	U.S. Treasury Bills	198,590,222	17.21%
$200,000,000	03/08/2007	U.S. Treasury Bills	198,227,167	17.18%
$160,000,000	01/11/2007	U.S. Treasury Bills	159,782,889	13.84%
$120,000,000	03/22/2007	U.S. Treasury Bills	118,714,667	10.29%

		Total United States government securities
		(cost, including accrued interest, – $923,777,445)	$923,777,445	80.05%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$409,069	0.04%
Energy	(10,707,917)	(0.93)%
Metals	(1,896,745)	(0.17)%
Stock indices	13,119,595	1.14%
Short-term interest rates	287	0.00%
Long-term interest rates	(1,194,784)	(0.10)%

Total long futures contracts	$(270,495)	(0.02)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(60,800)	(0.01)%
Energy	212,640	0.02%
Metals	776,695	0.07%
Short-term interest rates	8,895,678	0.77%
Long-term interest rates	19,886,621	1.72%

Total short futures contracts	$29,710,834	2.57%

Total futures contracts	$29,440,339	2.55%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$(21,320,722)	(1.85)%
Various short forward currency contracts	60,447,517	5.24%

Total forward currency contracts	$39,126,795	3.39%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $815,761)	$975,007	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received — $474,346)	$(446,133)	(0.03)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(9,054,410)	$16,117,908
Change in unrealized	(23,704,781)	29,122,556
Brokerage commissions	(461,348)	(485,430)

Net gain (loss) from futures trading	(33,220,539)	44,755,034

Forward currency and options on forward currency trading gains (losses)
Realized	(5,489,469)	(33,752,826)
Change in unrealized	(32,576,150)	42,427,421
Brokerage commissions	(254,490)	(91,230)

Net gain (loss) from forward currency and options on forward currency trading	(38,320,109)	8,583,365

Total net trading gains (losses)	(71,540,648)	53,338,399

INTEREST INCOME NET OF EXPENSES
Income
Interest income	13,442,328	10,918,442

Expenses
Management fee	11,246,535	10,554,280
Performance fee	16,968	8,574,956
Operating expenses	46,278	46,490

Total expenses	11,309,781	19,175,726

Interest income net of expenses	2,132,547	(8,257,284)

NET INCOME (LOSS)	$(69,408,101)	$45,081,115

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$(173.66)	$118.88

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$(174.87)	$117.73

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$(69,408,101)	$45,081,115
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	56,280,931	(71,549,977)
(Increase) decrease in option premiums paid	(174,564)	186,787
Increase in option premiums received	93,714	0
Increase in interest receivable	(103,367)	0
Increase (decrease) in accounts payable and accrued expenses	(430,291)	6,233,277
Net maturities (purchases) of investments in United States government securities	243,698	(203,967,765)

Net cash (for) operating activities	(13,497,980)	(224,016,563)

Cash flows from (for) financing activities
Addition of units	8,312,185	153,928,165
Decrease in subscription deposits	0	(1,022,608)
Redemption of units	(41,980,486)	(8,858,224)

Net cash from financing activities	(33,668,301)	144,047,333

Net decrease in cash	(47,166,281)	(79,969,230)

Cash and cash equivalents
Beginning of period	185,973,590	286,506,800

End of period	$138,807,309	$206,537,570

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$129,208,057	$38,661,573
Cash and cash equivalents	9,599,252	167,875,997

Total end of period cash	$138,807,309	$206,537,570

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2007

Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798

Net (loss) for the three months ended March 31, 2007		(3,561)		(69,404,540)		(69,408,101)

Additions	0.000	0	2,942.299	8,312,185	2,942.299	8,312,185

Redemptions	0.000	0	(11,048.510)	(31,111,538)	(11,048.510)	(31,111,538)

Balances at March 31, 2007	20.360	$54,813	394,373.259	$1,061,736,531	394,393.619	$1,061,791,344

Three Months Ended March 31, 2006

Balances at December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887

Net income for the three months ended March 31, 2006		2,397		45,078,718		45,081,115

Additions	0.000	0	44,807.692	121,692,435	44,807.692	121,692,435

Redemptions	0.000	0	(4,007.217)	(11,100,759)	(4,007.217)	(11,100,759)

Balances at March 31, 2006	20.360	$57,331	387,203.991	$1,090,313,347	387,224.351	$1,090,370,678

Net Asset Value per Managing Operator and Other Unitholders’ Unit
March 31,	December 31,	March 31,	December 31,
2007	2006	2006	2005
$2,692.21	$2,867.08	$2,815.86	$2,698.13

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

G.	Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 had no impact on the Trust’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Trust’s financial statements.

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

Investments in the Trust are made by subscription agreement, subject to acceptance by the managing operator. Effective June 30, 2006, subscriptions to the Trust are effective on the last day of the month in which they were accepted. Prior to June 30, 2006, subscriptions to the Trust were effective on the first day of the following month in which they were accepted. Effective April 1, 2006, additions of $97,321,919 were made to the Trust. The Trust is not required to make distributions, but may do so at the sole discretion of the managing operator. A Unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at March 31, 2007 and December 31, 2006 were $923,533,747 and $923,777,445, respectively, which equals 87% and 80% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2007 and December 31, 2006 was $7,408,032 and $50,907,731, respectively, which equals 1% and 4% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There were no restricted cash deposits at March 31, 2007 or December 31, 2006.

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

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$11,150,755	$45,023,586	$37,951,707	$74,081,735
Gross unrealized losses	(5,415,197)	(15,583,247)	(31,213,603)	(34,767,481)

Net unrealized gain (loss)	$5,735,558	$29,440,339	$6,738,104	$(39,314,254)

Open contracts generally mature within three months; as of March 31, 2007, the latest maturity date for open futures contracts is December 2007, the latest maturity date for open forward currency contracts is June 2007, and the latest date for open forward currency contracts is April 2007. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2007, and the statements of operations, cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of the management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2007, and results of operations and cash flows for the three months ended March 31, 2007 and 2006.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,867.08	$2,698.13

Income (loss) from operations:
Total trading gains (losses) (1)	(180.21)	139.50
Interest income net of expenses (1)	5.34	(21.77)

Total income (loss) from operations	(174.87)	117.73

Net asset value per unit at end of period	$2,692.21	$2,815.86

Total Return (3)	(6.10)%	4.36%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.01%	4.05%
Performance fee (3)	0.00%	0.82%

Total expenses	4.01%	4.87%

Interest income net of expenses (2), (4)	0.76%	0.12%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit is calculated by dividing the interest income net of expenses by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

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
As of March 31, 2007, the aggregate capitalization of the Trust was $1,061,791,344, and the Net Asset Value per Unit was $2,692.21.
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
Results of Operations
The return for the three months ended March 31, 2007 and 2006 was (6.10)% and 4.36%, respectively.

2007
Of the 2007 year-to-date decrease of 6.10%, approximately 6.22% was due to trading losses (before commissions) and approximately 1.07% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust offset by approximately 1.19% due to interest income. An analysis of the 6.22% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	0.50
Agriculture	(0.06)
Metals	(0.25)
Energy	(1.11)
Interest Rates	(2.02)
Currencies	(3.28)

(6.22)%

The interest rates sector was the primary driver of the gain in January as global economic momentum continued to accelerate. Growth in payrolls, firming retail sales, bottoming housing data and upbeat consumer confidence drove U.S. bond prices lower, while European prices also declined on six year highs in consumer confidence and five year lows in German unemployment. Gains from the stock index sector resulted as prices continued their steady upward movement on strong M&A activity. Small gains in the currencies sector were driven by UK-related crosses as the Bank of England unexpectedly raised rates to combat rising inflation. Energy losses were driven by price declines on inventory build-ups due to warmer than average temperatures.
In February, the interest rates sector was once again the primary driver, however it related to losses for the Trust, motivated in particular by the flight to quality from risky assets on the 27th. Several catalysts were cited for the market decline including a 9% overnight drop in Chinese equities, continued Middle East turmoil, weaker than expected durable goods, Greenspan’s comments on the possibility of a recession late in 2007, and tightening standards on sub-prime loans. Currency trading also proved difficult as investors liquidated Yen-based carry trades on two occasions during the month. The Trust’s fundamental currency model gained on the 27th, but these gains were not enough to offset losses from both outright and cross rate exposures in the technical models. Despite the decline in global equity markets on the 27th, the Trust’s equity models were positive on the month, with gains from our macro futures model offsetting losses from technical trading in equity indices. Small gains were recorded in energy trading, while metals trading was slightly negative.
Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and stock indices led to negative performance in all of these sectors, acting as the primary drivers of the month’s losses. Risk levels for the Trust were reduced early in the month in response to market conditions, and have been restored to normal levels as conditions have warranted.

2006
Of the 2006 year-to-date increase of 4.36%, approximately 5.20% was due to trading losses (before commissions) and approximately 1.04% was due to interest income, offset by approximately 1.88% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust. An analysis of the 5.20% trading losses by sector is as follows:

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
     The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2007 and December 31, 2006 and the trading gains/losses by market category for the three months ended March 31, 2007 and the year ended December 31, 2006.

	March 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.03%	(3.28)%
Interest Rates	0.84%	(2.02)%
Stock Indices	0.64%	0.50%
Energy	0.21%	(1.11)%
Agricultural / Metals	0.11%	(0.31)%

Aggregate/Total	1.89%	(6.22)%

* –	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** –	Of the return for the three months ended March 31, 2007, approximately 6.22% was due to trading losses (before commissions) and approximately 1.07% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 1.19% due interest income giving a net return of (6.10)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.80%
Currencies	0.69%	1.80%
Interest Rates	0.58%	2.90%
Energy	0.39%	(6.64)%
Agricultural / Metals	0.17%	1.75%

Aggregate/Total	1.41%	6.61%

* –	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

** –	Of the return for the year ended December 31, 2006 approximately 6.61% was due to trading gains (before commissions), approximately 4.68% was due to interest income offset by approximately 5.03% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 6.26%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Trust as of March 31, 2007, by market sector.
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
     The following were the primary non-trading risk exposures of the Trust as of March 31, 2007.
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
Item 4. Controls and Procedures
     Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator’s Chief Executive Officer and Senior Vice President of Accounting and Finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Senior Vice President of Accounting and Finance have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 2. Changes in Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submissions of Matters to a vote of Security Holders.
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Senior Vice President of Accounting and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
     (b) Reports of Form 8-K
          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)
	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2007	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2

31.02	Certification by Senior Vice President of Accounting and Finance	E-3

32.01	Certification by Chief Executive Officer	E-4

32.02	Certification by Senior Vice President of Accounting and Finance	E-5

E-1