Form 10-Q
period 2007-06-30
CAMPBELL FUND TRUST
filed 2007-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐       No ☑

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of June 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of June 30, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21-26

Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$171,132,750	$133,411,031
United States government securities	576,278,850	576,201,361
Net unrealized gain on open futures contracts	19,702,093	29,440,339

Total equity in broker trading accounts	767,113,693	739,052,731

Cash and cash equivalents	13,097,884	52,562,559
United States government securities	347,663,806	347,576,084
Net unrealized gain on open forward currency contracts	31,418,062	39,126,795
Options purchased, at fair value (premium paid — $1,686,496 and $815,761)	1,857,051	975,007
Interest receivable	690,921	417,644
Other assets	9,117	0

Total assets	$1,161,850,534	$1,179,710,820

LIABILITIES
Accounts payable	$52,729	$119,476
Accrued commissions and other trading fees on open contracts	360,042	253,885
Options written, at fair value (premium received — $963,814 and $474,346)	997,790	446,133
Management fee	3,864,638	3,924,363
Performance fee	3,897,273	0
Redemptions payable	14,700,148	20,968,165

Total liabilities	23,872,620	25,712,022

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at June 30, 2007 and December 31, 2006	61,526	58,374
Other Unitholders – 376,553.937 and 402,479.470 units outstanding at June 30, 2007 and December 31, 2006	1,137,916,388	1,153,940,424

Total unitholders’ capital (Net Asset Value)	1,137,977,914	1,153,998,798

Total liabilities and unitholders’ capital (Net Asset Value)	$1,161,850,534	$1,179,710,820

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2007
(Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$250,000,000	08/16/2007	U.S. Treasury Bills	$248,527,361	21.84%
$200,000,000	08/23/2007	U.S. Treasury Bills	198,602,861	17.45%
$200,000,000	09/06/2007	U.S. Treasury Bills	198,272,890	17.42%
$160,000,000	07/12/2007	U.S. Treasury Bills	159,762,644	14.04%
$120,000,000	09/20/2007	U.S. Treasury Bills	118,776,900	10.44%

	Total United States government securities (cost, including accrued interest, – $923,942,656)		$923,942,656	81.19%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(523,360)	(0.05)%
Energy	828	0.00%
Metals	21,215	0.00%
Stock indices	4,349,306	0.38%
Short-term interest rates	(148,714)	(0.01)%
Long-term interest rates	(341,622)	(0.03)%

Total long futures contracts	$3,357,653	0.29%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(12,956)	0.00%
Energy	(928,353)	(0.08)%
Metals	219,873	0.02%
Stock indices	4,714	0.00%
Short-term interest rates	601,875	0.05%
Long-term interest rates	16,459,287	1.45%

Total short futures contracts	$16,344,440	1.44%

Total futures contracts	$19,702,093	1.73%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$48,165,828	4.23%
Various short forward currency contracts	(16,747,766)	(1.47)%

Total forward currency contracts	$31,418,062	2.76%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $1,686,496)	$1,857,051	0.16%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received —$963,814)	$(997,790)	(0.09)%

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
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$90,848,535	$34,426,521	$81,794,125	$50,544,429
Change in unrealized	13,966,535	(15,492,969)	(9,738,246)	13,629,587
Brokerage commissions	(673,338)	(502,883)	(1,134,686)	(988,313)

Net gain from futures trading	104,141,732	18,430,669	70,921,193	63,185,703

Forward currency and options on forward currency trading gains (losses)
Realized	934,427	(69,443,410)	(4,555,042)	(103,196,236)
Change in unrealized	24,816,537	(20,413,881)	(7,759,613)	22,013,540
Brokerage commissions	(300,438)	(140,523)	(554,928)	(231,753)

Net gain (loss) from forward currency and options on forward currency trading	25,450,526	(89,997,814)	(12,869,583)	(81,414,449)

Total net trading gains (losses)	129,592,258	(71,567,145)	58,051,610	(18,228,746)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	13,329,941	13,725,345	26,772,269	24,643,787

Expenses
Management fee	11,266,833	11,459,344	22,513,368	22,013,624
Performance fee	3,897,273	0	3,914,241	8,574,956
Operating expenses	54,507	51,135	100,785	97,625

Total expenses	15,218,613	11,510,479	26,528,394	30,686,205

Interest income net of expenses	(1,888,672)	2,214,866	243,875	(6,042,418)

NET INCOME (LOSS)	$127,703,586	$(69,352,279)	$58,295,485	$(24,271,164)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$328.77	$(162.95)	$147.94	$(60.31)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$329.71	$(163.48)	$154.84	$(45.75)

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from (for) operating activities
Net income (loss)	$58,295,485	$(24,271,164)
Adjustments to reconcile net income (loss) to net cash (for) operating activities
Net change in unrealized	17,497,859	(35,643,127)
Increase in option premiums paid	(870,735)	0
Increase in option premiums received	489,468	327,667
Increase in interest receivable	(273,277)	(220,611)
Increase in other assets	(9,117)	0
Increase (decrease) in accounts payable and accrued expenses	3,876,958	(2,197,056)
Net purchases of investments in United States government securities	(165,211)	(283,161,804)

Net cash (for) operating activities	78,841,430	(345,166,095)

Cash flows from (for) financing activities
Addition of units	19,556,404	189,359,786
Decrease in subscription deposits	0	(1,300,000)
Redemption of units	(100,140,790)	(21,230,371)

Net cash from financing activities	(80,584,386)	166,829,415

Net decrease in cash	(1,742,956)	(178,336,680)

Cash and cash equivalents
Beginning of period	185,973,590	286,367,071

End of period	$184,230,634	$108,030,391

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$171,132,750	$81,297,150
Cash and cash equivalents	13,097,884	26,733,241

Total end of period cash	$184,230,634	$108,030,391

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2007

Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798

Net income for the six months ended June 30, 2007		3,152		58,292,333		58,295,485

Additions	0.000	0	6,966.517	19,556,404	6,966.517	19,556,404

Redemptions	0.000	0	(32,892.050)	(93,872,773)	(32,892.050)	(93,872,773)

Balances at June 30, 2007	20.360	$61,526	376,553.937	$1,137,916,388	376,574.297	$1,137,977,914

Six Months Ended June 30, 2006

Balances at December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887

Net (loss) for the six months ended June 30, 2006		(932)		(24,270,232)		(24,271,164)

Additions	0.000	0	91,226.736	251,027,417	91,226.736	251,027,417

Redemptions	0.000	0	(9,362.914)	(25,471,593)	(9,362.914)	(25,471,593)

Balances at June 30, 2006	20.360	$54,002	428,267.338	$1,135,928,545	428,287.698	$1,135,982,547

Net Asset Value per Managing Operator and Other Unitholders’ Unit
June 30,	December 31,	June 30,	December 31,
2007	2006	2006	2005
$3,021.92	$2,867.08	$2,652.38	$2,698.13

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

H.	Reclassification

Certain amounts in the 2006 financial statements were reclassified to conform with the 2007 presentation.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company.

The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Amended and Restated Declaration of Trust and Trust Agreement.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at June 30, 2007 and December 31, 2006 were $923,942,656 and $923,777,445, respectively, which equals 81% and 80% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2007 and December 31, 2006 was $12,032,153 and $50,907,731, respectively, which equals 1% and 4% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There were no restricted cash deposits at June 30, 2007 or December 31, 2006.

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

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

Gross unrealized gains	$30,884,732	$45,023,586	$66,943,212	$74,081,735
Gross unrealized losses	(11,182,639)	(15,583,247)	(35,388,571)	(34,767,481)

Net unrealized gain (loss)	$19,702,093	$29,440,339	$31,554,641	$(39,314,254)

Open contracts generally mature within three months; as of June 30, 2007, the latest maturity date for open futures contracts is March 2008, the latest maturity date for open forward currency contracts is September 2007, and the latest date for open options on forward currency contracts is July 2007. However, the Trust intends to close all Contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of June 30, 2007, and the statements of operations for the three months and six months ended June 30, 2007 and 2006, and statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2007 and 2006 are unaudited. In the opinion of the management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, and results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,692.21	$2,815.86	$2,867.08	$2,698.13

Income (loss) from operations:
Total trading gains (losses) (1)	334.57	(168.68)	154.22	(30.73)
Interest income net of expenses (1)	(4.86)	5.20	0.62	(15.02)

Total income (loss) from operations	329.71	(163.48)	154.84	(45.75)

Net asset value per unit at end of period	$3,021.92	$2,652.38	$3,021.92	$2,652.38

Total Return (3)	12.25%	(5.81)%	5.40%	(1.70)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.13%	3.98%	4.05%	4.00%
Performance fee (3)	0.36%	0.00%	0.35%	0.78%

Total expenses	4.49%	3.98%	4.40%	4.78%

Interest income net of expenses (2), (4), (5)	0.73%	0.77%	0.74%	0.46%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit are calculated by dividing the interest income net of expenses by the average number of units outstanding during the period. Total trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized.

(4)	Annualized.

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period.

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
As of June 30, 2007, the aggregate capitalization of the Trust was $1,137,977,914, and the Net Asset Value per Unit was $3,021.92.
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
Results of Operations
The return for the six months ended June 30, 2007 and 2006 was 5.40% and (1.70)%, respectively.

2007
Of the 2007 year-to-date increase of 5.40%, approximately 5.53% was due to trading gains (before commissions) and approximately 2.40% due to interest income offset by approximately 2.53% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust. An analysis of the 5.53% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	4.71%
Stock Indices	3.88
Agriculture	(0.12)
Metals	(0.56)
Currencies	(1.09)
Energy	(1.29)

5.53%

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
In February, the interest rates sector was once again the primary driver, however it related to losses for the Trust, motivated in particular by the flight to quality from risky assets. Several catalysts were cited for the market decline including a 9% overnight drop in Chinese equities, continued Middle East turmoil, weaker than expected durable goods, Federal Reserve Chairman Greenspan’s comments on the possibility of a recession late in 2007, and tightening standards on sub-prime loans. Currency trading also proved difficult as investors liquidated Yen-based carry trades on two occasions during the month. The Trust’s fundamental currency model had gains, but these gains were not enough to offset losses from both outright and cross rate exposures in the technical models. Despite the decline in global equity markets at month-end, the Trust’s equity models were positive on the month, with gains from the macro futures model offsetting losses from technical trading in equity indices. Small gains were recorded in energy trading, while metal trading was slightly negative.
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
Gains from the equity sector carried performance for the month of April. Global equity themes consisted of impressive earnings and continued M&A activity backed by an unfettered access to liquidity and a lack of concern for signs of creeping inflation and bank hikes. Trading in currencies was also profitable on negative U.S. Dollar sentiment and strong performance of several currencies versus the Yen. Commodity trading was also positive as copper prices rallied on China’s release of high import figures. Profits earned in fixed income trading throughout the month were given back on the last day. The rise in yields early in the month reversed when U.S. bond prices spiked (10-year yields dropped back to unchanged) on a weaker than expected PCE (Personal Consumer Expenditures) Index, the Federal Reserve Bank’s favorite measure of inflation.
Gains from fixed income drove performance for the month of May. Global fixed income prices, led by Europe, continued to fall on above average economic growth and a hawkish European Central Bank. Prices broke out of their April trading range sending yields to test 2007 highs, allowing the Trust to gain on both the long and short end of the yield curve. Trading in equity indices also contributed to strong gains due, in part to mergers and acquisitions activity. In the U.S., the Dow and the S&P reached all-time highs, while Europe and Asia finished strongly positive as well. Profits in fixed income and equity futures trading were dampened somewhat by losses in the currency sector. After three months of sustained weakness, the broad trade-weighted dollar index rallied approximately 1.5%. In addition, the Canadian Dollar reached highs not seen since the 1970’s on renewed economic and inflationary strength. The Trust suffered losses mainly in outright exposures. Commodity trading was only slightly negative, with energy trading gains mitigating some losses in metals.
Despite a mixed bag of performance in global equity markets with the U.S. finishing lower, a foiled terrorist attack in the heart of London’s West End, and ongoing inflation and sub-prime sector fears, the Trust managed to profit predominantly from technical trends in currencies as well as technical and macro trends in the interest rate sector. During the first half of the month, the markets generally focused on rising inflation as the predominant risk facing the world economy. Towards the end of the month a flight to quality rally, sparked by concerns in the sub-prime and mortgage-backed securities sector, highlighted growing global imbalances and concern for credit quality in the global financial system. Profits earned in the currency and fixed income sectors were dampened slightly by losses in equity trading. Small losses were also recorded in commodity trading as crude rallied above $70 per barrel as geo-political risks and inventory changes kept traders bullish.
2006
Of the 2006 year-to-date decrease of 1.70%, approximately 1.04% was due to trading losses (before commissions) and approximately 2.89% was due to brokerage fees, management fees, performance fees and operating cost borne by the Trust offset by approximately 2.23% due to interest income. An analysis of the 1.04% trading losses by sector is as follows:

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Trust invests in futures, forward currency and options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Beginning in July 2006, the market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. Prior to July 2006, the market value of forward (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
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

The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the six months ended June 30, 2007 and the year ended December 31, 2006.

	June 30, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.06%	4.71%
Currencies	0.70%	(1.09)%
Stock Indices	0.56%	3.88%
Agricultural /Metals	0.25%	(0.68)%
Energy	0.09%	(1.29)%

Aggregate/Total	1.52%	5.53%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the six months ended June 30, 2007, approximately 5.53% was due to trading gains (before commissions) and approximately 2.40% due to interest income offset by approximately 2.53% due to brokerage fees, management fees, performance fees and operating and offering costs borne by the Trust offset by giving a net return of 5.40%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.80%
Currencies	0.69%	1.80%
Interest Rates	0.58%	2.90%
Energy	0.39%	(6.64)%
Agricultural / Metals	0.17%	1.75%

Aggregate/Total	1.41%	6.61%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2006 approximately 6.61% was due to trading gains (before commissions), approximately 4.68% was due to interest income offset by approximately 5.03% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 6.26%.

Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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

     The following represent the primary trading risk exposures of the Trust as of June 30, 2007, by market sector.
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
     The following were the primary non-trading risk exposures of the Trust as of June 30, 2007.
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
     Campbell & Company manages the risk of the Trust’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.
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

Item 4. Controls and Procedures
     Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator’s Chief Executive Officer and Senior Vice President of Accounting and Finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Vice President of Accounting and Finance have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2007	By:	/s/Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2

31.02	Certification by Senior Vice President of Accounting and Finance	E-3

32.01	Certification by Chief Executive Officer	E-4

32.02	Certification by Senior Vice President of Accounting and Finance	E-5

E 1