Form 10-Q
period 2007-09-30
CAMPBELL FUND TRUST
filed 2007-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Yes ☐       No ☑
Total number of Pages: 30

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Condition as of September 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Schedules of Investments as of September 30, 2007 (Unaudited) and December 31, 2006	4-5

Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	7

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	8

Notes to Financial Statements (Unaudited)	9-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22-28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION	29

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$15,417,399	$133,411,031
United States government securities	582,011,500	576,201,361
Net unrealized gain on open futures contracts	6,059,553	29,440,339

Total equity in broker trading accounts	603,488,452	739,052,731

Cash and cash equivalents	12,796,748	52,562,559
United States government securities	298,336,208	347,576,084
Net unrealized gain on open forward currency contracts	20,250,021	39,126,795
Options purchased, at fair value (premium paid — $1,051,263 and $815,761)	2,222,614	975,007
Interest receivable	107,960	417,644
Other assets	4,116	0

Total assets	$937,206,119	$1,179,710,820

LIABILITIES
Accounts payable	$77,739	$119,476
Accrued commissions and other trading fees on open contracts	95,656	253,885
Options written, at fair value (premium received — $595,236 and $474,346)	2,047,787	446,133
Management fee	3,108,908	3,924,363
Redemptions payable	25,254,489	20,968,165

Total liabilities	30,584,579	25,712,022

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator – 20.360 units outstanding at September 30, 2007 and December 31, 2006	52,289	58,374
Other Unitholders – 352,996.858 and 402,479.470 units outstanding at September 30, 2007 and December 31, 2006	906,569,251	1,153,940,424

Total unitholders’ capital (Net Asset Value)	906,621,540	1,153,998,798

Total liabilities and unitholders’ capital (Net Asset Value)	$937,206,119	$1,179,710,820

See accompanying notes.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2007
(Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$250,000,000	11/15/2007	U.S. Treasury Bills	$248,712,500	27.43%
$200,000,000	11/23/2007	U.S. Treasury Bills	198,957,667	21.94%
$165,000,000	10/11/2007	U.S. Treasury Bills	164,780,000	18.18%
$120,000,000	12/20/2007	U.S. Treasury Bills	119,034,667	13.13%
$100,000,000	12/06/2007	U.S Treasury Bills	99,239,166	10.95%
$ 50,000,000	12/06/2007	U.S. Treasury Bills	49,623,708	5.47%

		Total United States government securities (cost, including accrued interest, – $880,347,708)	$880,347,708	97.10%

LONG FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$1,652,009	0.18%
Energy	(13,054)	0.00%
Metals	532,041	0.06%
Stock indices	7,195,359	0.79%
Short-term interest rates	(222,788)	(0.02)%
Long-term interest rates	(596,287)	(0.07)%

Total long futures contracts	$8,547,280	0.94%

SHORT FUTURES CONTRACTS

		% of Net
Description	Value	Asset Value
Agricultural	$(78,715)	(0.01)%
Energy	33,394	0.01%
Metals	(2,160,273)	(0.24)%
Stock indices	(131,999)	(0.01)%
Short-term interest rates	(50,259)	(0.01)%
Long-term interest rates	(99,875)	(0.01)%

Total short futures contracts	$(2,487,727)	(0.27)%

Total futures contracts	$6,059,553	0.67%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Various long forward currency contracts	$99,232,280	10.94%
Various short forward currency contracts	(78,982,259)	(8.71)%

Total forward currency contracts	$20,250,021	2.23%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Purchased options on forward currency contracts (premiums paid — $1,051,263)	$2,222,614	0.25%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Value	Asset Value
Written options on forward currency contracts (premiums received —$595,236)	$(2,047,787)	(0.23)%

*	- Pledged as collateral for the trading of futures, forward and options positions.
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
See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(92,436,583)	$(31,404,327)	$(10,642,458)	$19,140,102
Change in unrealized	(13,642,540)	(20,533,073)	(23,380,786)	(6,903,486)
Brokerage commissions	(299,005)	(331,562)	(1,433,691)	(1,319,875)

Net gain (loss) from futures trading	(106,378,128)	(52,268,962)	(35,456,935)	10,916,741

Forward currency and options on forward currency trading gains (losses)
Realized	(54,926,389)	5,061,644	(59,481,431)	(98,134,592)
Change in unrealized	(11,585,820)	13,243,725	(19,345,433)	35,257,265
Brokerage commissions	(156,092)	(162,220)	(711,020)	(393,973)

Net gain (loss) from forward currency and options on forward currency trading	(66,668,301)	18,143,149	(79,537,884)	(63,271,300)

Total net trading losses	(173,046,429)	(34,125,813)	(114,994,819)	(52,354,559)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	11,640,153	13,815,174	38,412,422	38,458,961

Expenses
Management fee	9,655,621	11,216,699	32,168,989	33,230,323
Performance fee	0	0	3,914,241	8,574,956
Operating expenses	46,383	46,591	147,168	144,216

Total expenses	9,702,004	11,263,290	36,230,398	41,949,495

Interest income net of expenses	1,938,149	2,551,884	2,182,024	(3,490,534)

NET LOSS	$(171,108,280)	$(31,573,929)	$(112,812,795)	$(55,845,093)

NET LOSS PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$(461.50)	$(74.19)	$(292.04)	$(136.16)

DECREASE IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$(453.71)	$(74.96)	$(298.87)	$(120.71)

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from (for) operating activities
Net loss	$(112,812,795)	$(55,845,093)
Adjustments to reconcile net loss to net cash (for) operating activities
Net change in unrealized	42,726,219	(28,353,779)
Increase in option premiums paid	(235,502)	0
Increase in option premiums received	120,890	154,960
Decrease in interest receivable	309,684	61,038
Increase in other assets	(4,116)	0
Decrease in accounts payable and accrued expenses	(1,015,421)	(2,335,128)
Net maturities (purchases) of investments in United States government securities	43,429,737	(269,335,068)

Net cash for operating activities	(27,481,304)	(355,653,070)

Cash flows from (for) financing activities
Addition of units	23,694,580	193,419,471
Decrease in subscription deposits	0	(1,300,000)
Redemption of units	(153,972,719)	(50,462,777)

Net cash from (for) financing activities	(130,278,139)	141,656,694

Net decrease in cash	(157,759,443)	(213,996,376)

Cash and cash equivalents
Beginning of period	185,973,590	286,367,071

End of period	$28,214,147	$72,370,695

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$15,417,399	$55,744,995
Cash and cash equivalents	12,796,748	16,625,700

Total end of period cash	$28,214,147	$72,370,695

See accompanying notes.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Unitholders’ Capital
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2007

Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798
Net (loss) for the nine months ended September 30, 2007		(6,085)		(112,806,710)		(112,812,795)
Additions	0.000	0	8,553.324	23,694,580	8,553.324	23,694,580
Redemptions	0.000	0	(58,035.936)	(158,259,043)	(58,035.936)	(158,259,043)

Balances at September 30, 2007	20.360	$52,289	352,996.858	$906,569,251	353,017.218	$906,621,540

Nine Months Ended September 30, 2006

Balances at December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887
Net (loss) for the nine months ended September 30, 2006		(2,458)		(55,842,635)		(55,845,093)
Additions	0.000	0	92,675.334	254,839,135	92,675.334	254,839,135
Redemptions	0.000	0	(21,727.475)	(57,948,501)	(21,727.475)	(57,948,501)

Balances at September 30, 2006	20.360	$52,476	417,351.375	$1,075,690,952	417,371.735	$1,075,743,428

Net Asset Value per Managing Operator and Other Unitholders’ Unit
September 30,	December 31,	September 30,	December 31,
2007	2006	2006	2005
$2,568.21	$2,867.08	$2,577.42	$2,698.13

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held at September 30, 2007 and December 31, 2006 were $880,347,708 and $923,777,445, respectively, which equals 97% and 80% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2007 and December 31, 2006 was $10,447,809 and $50,907,731, respectively, which equals 1% and 4% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There were no restricted cash deposits at September 30, 2007 or December 31, 2006.

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

	Futures Contracts		Forward Currency and Options on Forward
	(exchange traded)		Currency Contracts (non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$11,193,355	$45,023,586	$102,516,608	$74,081,735
Gross unrealized losses	(5,133,802)	(15,583,247)	(82,547,787)	(34,767,481)

Net unrealized gain (loss)	$6,059,553	$29,440,339	$19,968,821	$(39,314,254)

Open contracts generally mature within three months; as of September 30, 2007, the latest maturity date for open futures contracts is June 2008, the latest maturity date for open forward currency contracts is December 2007, and the latest date for open options on forward currency contracts is October 2007. However, the Trust intends to close all Contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2007, and the statements of operations for the three months and nine months ended September 30, 2007 and 2006, and statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of the management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, and results of operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Note 9.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Three months ended		Nine months ended
	September 30,		September 30,
Per Unit Performance	2007	2006	2007	2006
(for a unit outstanding throughout the entire period)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net asset value per unit at beginning of period	$3,021.92	$2,652.38	$2,867.08	$2,698.13

Income (loss) from operations:
Total trading gains (losses) (1)	(458.94)	(80.96)	(304.52)	(112.20)
Interest income net of expenses (1)	5.23	6.00	5.65	(8.51)

Total income (loss) from operations	(453.71)	(74.96)	(298.87)	(120.71)

Net asset value per unit at end of period	$2,568.21	$2,577.42	$2,568.21	$2,577.42

Total Return (3)	(15.01)%	(2.83)%	(10.42)%	(4.47)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.89%	4.03%	4.04%	4.02%
Performance fee (3)	0.00%	0.00%	0.37%	0.78%

Total expenses	3.89%	4.03%	4.41%	4.80%

Interest income net of expenses (2), (4), (5)	0.78%	0.91%	0.76%	0.61%

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
As of September 30, 2007, the aggregate capitalization of the Trust was $906,621,540 and the Net Asset Value per Unit was $2,568.21
Critical Accounting Policies
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
Results of Operations
The return for the nine months ended September 30, 2007 and 2006 was (10.42)% and (4.47)%, respectively.

2007
Of the 2007 year-to-date decrease of 10.42%, approximately 10.42% was due to trading losses (before commissions) and approximately 3.60% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust offset by approximately 3.60% due to interest income. An analysis of the 10.42% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	0.01%
Agriculture	0.17
Stock Indices	(0.76)
Metals	(0.87)
Energy	(1.57)
Currencies	(7.40)

(10.42)%

The first quarter demonstrates how market perceptions on the global macroeconomic environment can drastically change during the quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets sponsored by Greenspan comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses), initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February followed by whipsaw activity at the end of quarter. The Fund’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Trust were reduced early in March in response to market conditions, and have been restored to normal levels as conditions have warranted.

The second quarter charged forward with M&A activity supported by impressive earnings, unfettered access to liquidity and major U.S. indices reaching all time highs to only end with inflation concerns and a flight to quality related to the sub-prime world. Currencies provided gains early and late in the quarter related to negative U.S. dollar sentiment but experienced losses mid-quarter mainly in outright exposures. Fixed income gains early in the month of April were given back during the last days of the month but global fixed income prices breaking out their trading ranges in May allowed the Trust to gain on both the long and short end of the yield curve. Early in the quarter commodity trading was positive as copper prices rallied on China’s release of high import figures then finished slightly negative mid quarter with energy trading gains mitigating some losses in metals. Commodities ended the quarter with small losses related to being short crude as it rallied above $70 per barrel on geo-political risks and inventory changes keeping traders bullish.
Following a positive second quarter and a promising start to July, a sudden flight to quality, the unwinding of the carry trade, and a highly correlated, unusually large move against the Trust’s positions resulted in one of Trust’s largest monthly declines in recent years.  While statistically losses of this magnitude can occur, the speed of this decline was surprising. Losses were broadly based and evenly spread between the interest rate, foreign exchange and equity index sectors. Statistical measures of the Trust’s daily portfolio risk were normal and inside historical ranges, but the move against the Trust’s portfolio was not. The losses were experienced in most markets and across most models. In response to this “perfect storm”, the Trust’s leverage was temporarily cut by 50%.

The highly unusual market conditions of late July continued almost unabated for the first half of August. The contagion effect throughout the financial system created a confidence and liquidity crisis that also affected the Trust’s portfolio. Major stock, bond and currency markets globally experienced double digit losses from mid-July to mid-August. For the Trust, while broad exposures to general market risk factors were independently within normal ranges, the unique combination of relatively low market dispersion and low model diversity created inopportune conditions for the Trust’s risk/return profile. The foreign exchange sector proved very difficult in August as the Trust’s technical and macro models were both exposed to high yielding currencies that suffered market value declines of historical proportions in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Fund’s exposure was reduced. The more balanced fixed income exposure generated flat results with long- and short-end exposure netting. The Trust’s leverage was cut again in mid-August.
In September, global central bank intervention, which included a long-awaited Federal Open Market Committee decision to cut interest rates announced mid-month, restored investor confidence, and normalcy returned to global financial markets. The Trust earned the majority of its gains in the foreign exchange markets as higher-yielding currencies once again gained favor. Trading in the stock indices sector also posted positive results, as the markets breathed a collective sigh of relief that the Federal Reserve was seriously addressing the credit crisis and resulting economic impact. Fixed income trading finished slightly negative as yields on the long-end were little changed and investor risk appetite increased only moderately into month-end. The energy and base metals sectors finished slightly negative as fundamentals were ignored by the market’s desire for commodities in this weakening dollar environment which exacerbated price action to the upside. Although the Trust’s portfolio maintained a lower risk posture throughout the month of September, full re-engagement resumed in early October.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	September 30, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.40%	(7.40)%
Interest Rates	0.97%	0.01%
Stock Indices	0.79%	(0.76)%
Agricultural /Metals	0.10%	(0.70)%
Energy	0.10%	(1.57)%

Aggregate/Total	2.62%	(10.42)%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the nine months ended September 30, 2007, approximately 10.42% was due to trading losses (before commissions) and approximately 3.60% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 3.60% due to interest income giving a net return of (10.42)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.75%	6.80%
Currencies	0.69%	1.80%
Interest Rates	0.58%	2.90%
Energy	0.39%	(6.64)%
Agricultural / Metals	0.17%	1.75%

Aggregate/Total	1.41%	6.61%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Of the return for the year ended December 31, 2006 approximately 6.61% was due to trading gains (before commissions), approximately 4.68% was due to interest income offset by approximately 5.03% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 6.26%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Trust as of September 30, 2007, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of September 30, 2007.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The means by which Campbell & Company attempts to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which open positions must be closed out.
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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 14, 2007	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Senior Vice President of Accounting and Finance	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Senior Vice President of Accounting and Finance	E 5

E 1