Form 10-Q
period 2008-03-31
CAMPBELL FUND TRUST
filed 2008-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
Total number of Pages: 29

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of March 31, 2008 (Unaudited) and December 31, 2007	3-6

	Statements of Financial Condition as of March 31, 2008 (Unaudited) and December 31, 2007	7

	Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	8

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	9

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	10

	Financial Highlights for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	11

	Notes to Financial Statements (Unaudited)	12-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22-27

Item 4(T).	Controls and Procedures	27

PART II — OTHER INFORMATION		28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2008 (Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$200,000,000	05/15/2008	U.S. Treasury Bills	$199,468,334	29.26%
$150,000,000	05/22/2008	U.S. Treasury Bills	$149,542,063	21.94%
$120,000,000	06/23/2008	U.S. Treasury Bills	$119,980,833	17.60%
$60,000,000	06/05/2008	U.S. Treasury Bills	$59,855,917	8.78%
$50,000,000	06/05/2008	U.S. Treasury Bills	$49,860,972	7.31%
$40,000,000	04/10/2008	U.S. Treasury Bills	$39,968,400	5.86%

Total United States government securities
(cost, including accrued interest, — $618,676,519)			$618,676,519	90.75%

LONG FUTURES CONTRACTS

Description
Agricultural			$(1,676,533)	(0.25)%
Energy			$(544,121)	(0.08)%
Metals			$(455,059)	(0.07)%
Stock indices			$226,007	0.03%
Short-term interest rates			$(230,075)	(0.03)%
Long-term interest rates			$(2,220,659)	(0.33)%

Total long futures contracts			$(4,900,440)	(0.73)%

SHORT FUTURES CONTRACTS

Description
Agricultural			$26,794	0.00%
Energy			$(488,670)	(0.07)%
Metals			$(35,564)	(0.01)%
Stock indices			$(4,569,101)	(0.67)%
Long-term interest rates			$425,417	0.06%

Total short futures contracts			$(4,641,124)	(0.69)%

Total futures contracts			$(9,541,564)	(1.42)%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2008 (Unaudited)
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$8,062,406	1.18%
Various short forward currency contracts	$(4,303,426)	(0.63)%

Total forward currency contracts	$3,758,980	0.55%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $266,803)	$287,617	0.04%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $175,347)	$(156,259)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(8,804,549)	(1.14)%
Various short forward currency contracts	$(5,418,230)	(0.70)%

Total forward currency contracts	$(14,222,779)	(1.84)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $1,639,099)	$1,111,729	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $920,640)	$(429,067)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 (Unaudited) and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$92,330,446	$31,596,452
United States government securities	369,347,213	468,028,947
Net unrealized gain (loss) on open futures contracts	(9,541,564)	4,629,519

Total equity in broker trading accounts	452,136,095	504,254,918

Cash and cash equivalents	12,777,235	42,940,668
United States government securities	249,329,306	298,709,792
Options purchased, at fair value (premiums paid — $266,803 and $1,639,099, respectively)	287,617	1,111,729
Net unrealized gain (loss) on open forward currency contracts	3,758,980	(14,222,779)
Interest receivable	105,571	97,231
Subscriptions receivable	0	39,248
Other assets	0	648

Total assets	$718,394,804	$832,931,455

LIABILITIES
Accounts payable	$82,594	$100,748
Management fee	2,390,990	2,772,355
Options written, at fair value (premiums received — $175,347 and $920,640, respectively)	156,259	429,067
Accrued commissions and other trading fees on open contracts	57,371	76,863
Redemptions payable	34,056,305	54,813,646

Total liabilities	36,743,519	58,192,679

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator — 20.360 units outstanding at March 31, 2008 and December 31, 2007	51,468	50,838
Other Unitholders — 269,630.631 and 310,254.708 units outstanding at March 31, 2008 and December 31, 2007	681,599,817	774,687,938

Total unitholders’ capital (Net Asset Value)	681,651,285	774,738,776

Total liabilities and unitholders’ capital (Net Asset Value)	$718,394,804	$832,931,455

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$24,388,323	$(9,054,410)
Change in unrealized	(14,171,083)	(23,704,781)
Brokerage commissions	(276,395)	(461,348)

Net gain (loss) from futures trading	9,940,845	(33,220,539)

Forward currency and options on forward currency trading gains (losses)
Realized	(16,129,842)	(5,489,469)
Change in unrealized	18,057,459	(32,576,150)
Brokerage commissions	(36,822)	(254,490)

Net gain (loss) from forward currency and options on forward currency trading	1,890,795	(38,320,109)

Total net trading gain (loss)	11,831,640	(71,540,648)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	5,149,129	13,442,328

Expenses
Management fee	7,509,744	11,246,535
Performance fee	0	16,968
Operating expenses	52,145	46,278

Total expenses	7,561,889	11,309,781

Interest income net of expenses	(2,412,760)	2,132,547

NET INCOME (LOSS)	$9,418,880	$(69,408,101)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)	$31.74	$(173.66)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$30.96	$(174.87)

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$9,418,880	$(69,408,101)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(3,886,376)	56,280,931
(Increase) decrease in option premiums paid	1,372,296	(174,564)
Increase (decrease) in option premiums received	(745,293)	93,714
(Increase) decrease in interest receivable	(8,340)	(103,367)
(Increase) decrease in other assets	648	0
Increase (decrease) in accounts payable and accrued expenses	(419,011)	(430,291)
Net maturities (purchases) of investments in United States government securities	148,062,221	243,698

Net cash from (for) operating activities	153,795,025	(13,497,980)

Cash flows from (for) financing activities
Addition of units	5,105,527	8,312,185
Redemption of units	(128,329,991)	(41,980,486)

Net cash from (for) financing activities	(123,224,464)	(33,668,301)

Net increase (decrease) in cash and cash equivalents	30,570,561	(47,166,281)

Cash and cash equivalents
Beginning of period	74,537,120	185,973,590

End of period	$105,107,681	$138,807,309

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$92,330,446	$129,208,057
Cash and cash equivalents	12,777,235	9,599,252

Total end of period cash and cash equivalents	$105,107,681	$138,807,309

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Unitholders’ Capital
	Managing
	Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2008

Balances at December 31, 2007	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss) for the three months ended March 31, 2008		630		9,418,250		9,418,880
Additions	0.000	0	2,020.873	5,066,279	2,020.873	5,066,279
Redemptions	0.000	0	(42,644.950)	(107,572,650)	(42,644.950)	(107,572,650)

Balances at March 31, 2008	20.360	$51,468	269,630.631	$681,599,817	269,650.991	$681,651,285

Three Months Ended March 31, 2007

Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798

Net income (loss) for the three months ended March 31, 2007		(3,561)		(69,404,540)		(69,408,101)
Additions	0.000	0	2,942.299	8,312,185	2,942.299	8,312,185
Redemptions	0.000	0	(11,048.510)	(31,111,538)	(11,048.510)	(31,111,538)

Balances at March 31, 2007	20.360	$54,813	394,373.259	$1,061,736,531	394,393.619	$1,061,791,344

Net Asset Value per Managing Operator and Other Unitholders’Unit
March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
$2,527.90	$2,496.94	$2,692.21	$2,867.08

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
MARCH 31, 2008 (UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended
	March 31,
	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,496.94	$2,867.08

Income (loss) from operations:
Total net trading gains (losses) (1)	39.09	(180.21)
Interest income net of expenses (1)	(8.13)	5.34

Total net income (loss) from operations	30.96	(174.87)

Net asset value per unit at end of period	$2,527.90	$2,692.21

Total Return(3)	1.24%	(6.10)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.10%	4.01%
Performance fee (3)	0.00%	0.00%

Total expenses	4.10%	4.01%

Interest income net of expenses (2),(4),(5)	(1.31)%	0.76%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions,

(1)	Interest income net of expenses per unit is calculated by dividing the interest income net of expenses by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses is shown as a positive amount when interest income exceeds expenses excluding the performance fee for the period and is shown as a negative amount when expenses excluding performance fee exceed interest income for the period.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 - “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quotes prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust’s exchange-traded futures contracts fall in this category.

Level 2 inputs are inputs other than quotes prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three-month period ended March 31, 2008, the Trust did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of March 31, 2008.

	Fair Value at March 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$618,676,519	$0	$0	$618,676,519
Other Financial Instruments
Exchange-traded futures contracts	(9,541,564)	0	0	(9,541,564)
Forward currency contracts	0	3,758,980	0	3,758,980
Options purchased	0	287,617	0	287,617
Options written	0	(156,259)	0	(156,259)

Total	$609,134,955	$3,890,338	$0	$613,025,293

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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

Management has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that the adoption of FIN 48 did not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

G.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 establishes, amoung other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact on the Trust’s financial statement disclosures, if any, is currently being assessed.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2008 and December 31, 2007 was $618,676,519 and $766,738,739, respectively, which equals 91% and 99% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2008 and December 31, 2007 was $11,974,223 and $42,358,497, respectively, which equals 2% and 5% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2008 or December 31, 2007.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 (UNAUDITED)

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Gross unrealized gains	$5,565,949	$12,382,973	$26,317,035	$16,549,821
Gross unrealized losses	(15,107,513)	(7,753,454)	(22,518,153)	(30,808,397)

Net unrealized gain (loss)	$(9,541,564)	$4,629,519	$3,798,882	$(14,258,576)

Open contracts generally mature within three months; as of March 31, 2008, the latest maturity date for open futures contracts is December 2008, the latest maturity date for open forward currency contracts is June 2008, and the latest expiry date for options on forward currency contracts is April 2008. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2008, and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2008, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2008 and 2007.

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
As of March 31, 2008, the aggregate capitalization of the Trust was $681,651,285, and the Net Asset Value per Unit was $2,527.90.
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
Results of Operations
The return for the three months ended March 31, 2008 and 2007 was 1.24% and (6.10)%, respectively.

2008
Of the 2008 year-to-date increase of 1.24%, approximately 1.61% was due to trading gains (before commissions) and approximately 0.70% due to interest income offset by approximately 1.07% due to brokerage fees, management fees and operating costs borne by the Trust. An analysis of the 1.61% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	2.62%
Currencies	0.33
Commodities	(0.08)
Interest Rates	(1.26)

1.61%

The 2007 credit crisis proceeded into 2008 with more write-downs, more credit downgrades, and a growing realization that sub-prime issues will have broader and longer-lasting impacts than initially suspected. Considerable “stress” across global equity markets benefited the Trust’s trading in January, which significantly offset losses stemming from the currency sector.  Weak domestic economic data caused the Federal Open Market Committee of the U.S. Federal Reserve to cut short-term rates by a total of 1.25% during the month, which included an unprecedented 0.75% emergency cut.  The S&P 500 recorded one of its worst performances for January in the history of the index. Currency trading in early January proved difficult as market-wide risk reduction was observed in several key crosses and the dynamics of high yielders were mixed amid changing short-term interest rates. Trading in fixed income produced slightly negative results as gains from the short end of the curve were offset by losses on the long end.  Mid-month recession fears, weak housing data and a gloomy Bernanke testimony caused the curve to steepen substantially. Small gains were recorded in energy trading, while precious metals trading was positive and base metals trading was negative. Overall, the Trust finished the month with a slight loss.
In February, the U.S. Dollar weakened against all major currencies (except the British Pound) as U.S. economic data generally disappointed, stagflation concerns grew, and U.S. rate expectations declined dramatically. The Trust’s currency trading benefited from the U.S. Dollar decline to new lows, along with the Euro’s break to an all-time high and a more than 4% gain by the Australian Dollar. Additional gains were recorded in the equity indices sector as the S&P 500, Dow and Nasdaq indices continued the 2008 downslide that started in January. These two sectors were the main contributors to the Trust’s overall gain for the month. Consumer confidence fell to a 16-year low amid an ongoing drop in the value of real estate and a surge in residential foreclosures. The Trust’s trading in fixed income was relatively flat as recession fears and credit losses continued to grow, causing a steepening in the curve. The energy and metals sectors were also flat despite the continued speculative rally in precious and base metals and crude oil.
In March, the Trust’s trading resulted in a small gain. The U.S. Federal Reserve’s continued market intervention was rewarded at the end of March when U.S. stocks recovered from mid-month declines to finish flat for the month but still significantly negative year to date. The Trust’s gains were primarily from short positions in Asian and European equity indices as equity markets continued their downward direction. Ongoing uncertainty in the banking sector, coupled with negative sentiment on global growth continues to weigh on investor confidence. Some gains were recorded in the currency markets from long positions in the Euro as the Dollar continued to weaken during the month on lower U.S. yields and commodity market extensions.

Fixed income had trading losses, primarily in Europe, as initial mid-month profits from the flight to quality were given back when market fears subsided at month-end. Marginal losses were also recorded in the commodity markets as energies came off their highs in the middle of the month to finish flat, while base metals continued to be fueled by U.S. Dollar price action.
2007
Of the 2007 year-to-date decrease of 6.10%, approximately 6.22% was due to trading losses (before commissions) and approximately 1.07% due to brokerage fees, management fees, performance fees and operating cost borne by the Trust offset by approximately 1.19% due to interest income. An analysis of the 6.22% trading losses by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	0.50
Commodities	(1.42)
Interest Rates	(2.02)
Currencies	(3.28)

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
     The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of the maintenance margin required for market risk sensitive instruments held at the end of the reporting period).
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2008 and December 31, 2007 and the trading gains/losses by market category for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.85%	0.33%
Interest Rates	0.82%	(1.26)%
Stock Indices	0.79%	2.62%
Commodities	0.23%	(0.08)%

Aggregate/Total	1.33%	1.61%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended March 31, 2008, approximately 1.61% was due to trading gains (before commissions) and approximately 0.70% due interest income offset approximately 1.07% due to brokerage fees, management fees and operating costs borne by the Trust giving a net return of 1.24%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.44%	(7.94)%
Stock Indices	0.50%	(2.90)%
Interest Rates	0.40%	0.80%
Commodities	0.24%	(2.75)%

Aggregate/Total	1.68%	(12.79)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007 approximately 12.79% was due to trading losses (before commissions) and approximately 4.69% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 4.57% due to interest income giving a net return of (12.91)%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Trust as of March 31, 2008, by market sector.
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
Energy
     The Trust’s primary energy market exposure is to crude oil and derivative product price movements often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Agricultural
     The Trust’s agricultural exposure is to the fluctuations of the price of wheat, corn, coffee and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of March 31, 2008.
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
Item 4(T). Controls and Procedures
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2008	By:	/s/Theresa D. Becks

Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Senior Vice President of Accounting and Finance	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Senior Vice President of Accounting and Finance	E 7

E 1