Form 10-Q
period 2008-06-30
CAMPBELL FUND TRUST
filed 2008-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Total number of Pages: 30

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of June 30, 2008 (Unaudited) and December 31, 2007	3-6

Statements of Financial Condition as of June 30, 2008 (Unaudited) and December 31, 2007	7

Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	8

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	10

Financial Highlights for the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)	11

Notes to Financial Statements (Unaudited)	12-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22-28

Item 4T. Controls and Procedures	28

PART II — OTHER INFORMATION	29

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2008 (Unaudited)
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$270,000,000	07/17/2008	U.S. Treasury Bills	$269,811,000	43.75%
$170,000,000	07/10/2008	U.S. Treasury Bills	$169,920,950	27.55%
$110,000,000	07/03/2008	U.S. Treasury Bills	$109,989,339	17.84%

Total United States government securities (cost, including accrued interest, - $549,721,289)			$549,721,289	89.14%

LONG FUTURES CONTRACTS

Description
Agricultural			$(168,256)	(0.03)%
Energy			$1,985,190	0.32%
Metals			$105,023	0.02%
Stock indices			$(814,653)	(0.13)%
Short-term interest rates			$(22,400)	0.00%
Long-term interest rates			$1,904,752	0.31%

Total long futures contracts			$2,989,656	0.49%

SHORT FUTURES CONTRACTS

Description
Agricultural			$176,380	0.03%
Energy			$(20,958)	0.00%
Metals			$(743,864)	(0.12)%
Stock indices			$17,907,086	2.90%
Short-term interest rates			$2,828,111	0.46%
Long-term interest rates			$(463,762)	(0.08)%

Total short futures contracts			$19,682,993	3.19%

Total futures contracts			$22,672,649	3.68%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2008 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$7,205,204	1.17%
Various short forward currency contracts	$(4,416,648)	(0.72)%

Total forward currency contracts	$2,788,556	0.45%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $182,562)	$206,733	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $108,132)	$(113,543)	(0.02)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$250,000,000	02/14/2008	U.S. Treasury Bills	$248,977,917	32.14%
$150,000,000	02/21/2008	U.S. Treasury Bills	$149,351,875	19.28%
$150,000,000	03/06/2008	U.S. Treasury Bills	$149,213,681	19.26%
$120,000,000	03/20/2008	U.S. Treasury Bills	$119,294,266	15.40%
$100,000,000	01/10/2008	U.S. Treasury Bills	$99,901,000	12.89%

Total United States government securities (cost, including accrued interest, - $766,738,739)			$766,738,739	98.97%

LONG FUTURES CONTRACTS

Description
Agricultural			$208,881	0.03%
Energy			$1,983,507	0.26%
Metals			$863,517	0.11%
Stock indices			$2,858,185	0.37%
Short-term interest rates			$986,581	0.13%
Long-term interest rates			$620,877	0.08%

Total long futures contracts			$7,521,548	0.98%

SHORT FUTURES CONTRACTS

Description
Agricultural			$(88,450)	(0.01)%
Energy			$(1,404,946)	(0.18)%
Metals			$188,030	0.02%
Stock indices			$(412,102)	(0.05)%
Short-term interest rates			$(1,087,610)	(0.14)%
Long-term interest rates			$(86,951)	(0.01)%

Total short futures contracts			$(2,892,029)	(0.37)%

Total futures contracts			$4,629,519	0.61%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(8,804,549)	(1.14)%
Various short forward currency contracts	$(5,418,230)	(0.70)%

Total forward currency contracts	$(14,222,779)	(1.84)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $1,639,099)	$1,111,729	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $920,640)	$(429,067)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$37,786,032	$31,596,452
United States government securities	329,805,200	468,028,947
Net unrealized gain (loss) on open futures contracts	22,672,649	4,629,519

Total equity in broker trading accounts	390,263,881	504,254,918

Cash and cash equivalents	27,715,974	42,940,668
United States government securities	219,916,089	298,709,792
Options purchased, at fair value (premiums paid - $182,562 and $1,639,099, respectively)	206,733	1,111,729
Net unrealized gain (loss) on open forward currency contracts	2,788,556	(14,222,779)
Interest receivable	87,207	97,231
Subscriptions receivable	0	39,248
Other assets	0	648

Total assets	$640,978,440	$832,931,455

LIABILITIES
Accounts payable	$69,089	$100,748
Management fee	2,135,720	2,772,355
Options written, at fair value (premiums received - $108,132 and $920,640, respectively)	113,543	429,067
Accrued commissions and other trading fees on open contracts	49,888	76,863
Redemptions payable	21,936,278	54,813,646

Total liabilities	24,304,518	58,192,679

UNITHOLDERS’ CAPITAL (Net Asset Value)
Managing Operator - 20.360 units outstanding at June 30, 2008 and December 31, 2007	54,069	50,838
Other Unitholders - 232,193.419 and 310,254.708 units outstanding at June 30, 2008 and December 31, 2007	616,619,853	774,687,938

Total unitholders’ capital (Net Asset Value)	616,673,922	774,738,776

Total liabilities and unitholders’ capital (Net Asset Value)	$640,978,440	$832,931,455

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(12,447,662)	$90,848,535	$11,940,661	$81,794,125
Change in unrealized	32,214,213	13,966,535	18,043,130	(9,738,246)
Brokerage commissions	(230,143)	(673,338)	(506,538)	(1,134,686)

Net gain (loss) from futures trading	19,536,408	104,141,732	29,477,253	70,921,193

Forward currency and options on forward currency trading gains (losses)
Realized	15,025,450	934,427	(1,104,392)	(4,555,042)
Change in unrealized	(991,566)	24,816,537	17,065,893	(7,759,613)
Brokerage commissions	(19,259)	(300,438)	(56,081)	(554,928)

Net gain (loss) from forward currency and options on forward currency trading	14,014,625	25,450,526	15,905,420	(12,869,583)

Total net trading gain (loss)	33,551,033	129,592,258	45,382,673	58,051,610

INTEREST INCOME NET OF EXPENSES
Income
Interest income	2,715,136	13,329,941	7,864,265	26,772,269

Expenses
Management fee	6,518,085	11,266,833	14,027,829	22,513,368
Performance fee	0	3,897,273	0	3,914,241
Operating expenses	57,814	54,507	109,959	100,785

Total expenses	6,575,899	15,218,613	14,137,788	26,528,394

Interest income net of expenses	(3,860,763)	(1,888,672)	(6,273,523)	243,875

NET INCOME (LOSS)	$29,690,270	$127,703,586	$39,109,150	$58,295,485

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)	$116.15	$328.77	$141.60	$147.94

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT	$127.73	$329.71	$158.69	$154.84

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$39,109,150	$58,295,485
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(35,109,023)	17,497,859
(Increase) decrease in option premiums paid	1,456,537	(870,735)
Increase (decrease) in option premiums received	(812,508)	489,468
(Increase) decrease in interest receivable	10,024	(273,277)
(Increase) decrease in prepaid expenses	0	(5,000)
(Increase) decrease in other assets	648	(4,117)
Increase (decrease) in accounts payable and accrued expenses	(695,269)	3,876,958
Net maturities (purchases) of investments in United States government securities	217,017,451	(165,211)

Net cash from (for) operating activities	220,977,010	78,841,430

Cash flows from (for) financing activities
Addition of units	5,685,816	19,556,404
Redemption of units	(235,697,940)	(100,140,790)

Net cash from (for) financing activities	(230,012,124)	(80,584,386)

Net increase (decrease) in cash and cash equivalents	(9,035,114)	(1,742,956)

Cash and cash equivalents
Beginning of period	74,537,120	185,973,590

End of period	$65,502,006	$184,230,634

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$37,786,032	$171,132,750
Cash and cash equivalents	27,715,974	13,097,884

Total end of period cash and cash equivalents	$65,502,006	$184,230,634

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Unitholders’ Capital
	Managing
	Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2008

Balances at December 31, 2007	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss) for the six months ended June 30, 2008		3,231		39,105,919		39,109,150
Additions	0.000	0	2,255.229	5,646,568	2,255.229	5,646,568
Redemptions	0.000	0	(80,316.518)	(202,820,572)	(80,316.518)	(202,820,572)

Balances at June 30, 2008	20.360	$54,069	232,193.419	$616,619,853	232,213.779	$616,673,922

Six Months Ended June 30, 2007

Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798

Net income (loss) for the six months ended June 30, 2007		3,152		58,292,333		58,295,485
Additions	0.000	0	6,966.517	19,556,404	6,966.517	19,556,404
Redemptions	0.000	0	(32,892.050)	(93,872,773)	(32,892.050)	(93,872,773)

Balances at June 30, 2007	20.360	$61,526	376,553.937	$1,137,916,388	376,574.297	$1,137,977,914

Net Asset Value per Managing Operator and Other Unitholders’ Unit
June 30, 2008	December 31,2007	June 30, 2007	December 31,2006

$2,655.63	$2,496.94	$3,021.92	$2,867.08

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,527.90	$2,692.21	$2,496.94	$2,867.08

Income (loss) from operations:
Total net trading gains (losses) (1)	142.83	334.57	181.40	154.22
Interest income net of expenses (1)	(15.10)	(4.86)	(22.71)	0.62

Total net income (loss) from operations	127.73	329.71	158.69	154.84

Net asset value per unit at end of period	$2,655.63	$3,021.92	$2,655.63	$3,021.92

Total Return (3)	5.05%	12.25%	6.36%	5.40%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.11%	4.13%	4.13%	4.05%
Performance fee (3)	0.00%	0.36%	0.00%	0.35%

Total expenses	4.11%	4.49%	4.13%	4.40%

Interest income net of expenses (2),(4),(5)	(2.42)%	0.73%	(1.83)%	0.74%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit per unit are calculated by dividing the interest income net of expenses by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and negative number when expenses exceed interest income for the period.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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

The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 — “Fair Value Measurement”, or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the six-month period ended June 30, 2008, the Trust did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of June 30, 2008.

	Fair Value at June 30, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$549,721,289	$0	$549,721,289

Other Financial Instruments
Exchange-traded futures contracts	22,672,649	0	0	22,672,649
Forward currency contracts	0	2,788,556	0	2,788,556
Options purchased	0	206,733	0	206,733
Options written	0	(113,543)	0	(113,543)

Total	$22,672,649	$552,603,035	$0	$575,275,684

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

E.	Income Taxes

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)
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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that FIN 48 does not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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
JUNE 30, 2008 (UNAUDITED)
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2008 and December 31, 2007 was $549,721,289 and $766,738,739, respectively, which equals 89% and 99% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2008 and December 31, 2007 was $27,656,978 and $42,358,497, respectively, which equals 4% and 5% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at June 30, 2008 or December 31, 2007.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED)

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Gross unrealized gains	$27,380,693	$12,382,973	$11,617,467	$16,549,821

Gross unrealized losses	(4,708,044)	(7,753,454)	(8,810,151)	(30,808,397)

Net unrealized gain (loss)	$22,672,649	$4,629,519	$2,807,316	$(14,258,576)

Open contracts generally mature within three months; as of June 30, 2008, the latest maturity date for open futures contracts is March 2009, the latest maturity date for open forward currency contracts is September 2008, and the latest expiry date for options on forward currency contracts is July 2008. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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
Note 8. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2008, the statements of operations and financial highlights for the three months and six months ended June 30, 2008 and 2007, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, and the results of operations and financial highlights for the three months and six months ended June 30, 2008 and 2007, and cash flows and changes in unitholders’ capital for the six months ended June 30, 2008 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc., the managing operator of the Trust. Specifically, the Trust trades a portfolio primarily focused on financial futures, currency forwards and options, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.
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
As of June 30, 2008, the aggregate capitalization of the Trust was $616,673,922, and the Net Asset Value per Unit was $2,655.63.
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

Liquidity
Most United States futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s futures trading operations, the Trust’s assets are expected to be highly liquid.
The entire offering proceeds, without deductions, will be credited to the Trust’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Trust’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
The return for the six months ended June 30, 2008 and 2007 was 6.36% and 5.40%, respectively.

2008
Of the 2008 year-to-date increase of 6.36%, approximately 7.36% was due to trading gains (before commissions) and approximately 1.15% due to interest income offset by approximately 2.15% due to brokerage fees, management fees and operating costs borne by the Trust. An analysis of the 7.36% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	4.70%
Currencies	2.48
Commodities	2.73
Interest Rates	(2.55)

7.36%

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
The Trust’s trading in the foreign exchange sector produced gains in April, primarily as a result of the U.S. Dollar rally against key funding currencies, despite a generally weak global economy. Minimal gains were recorded in the commodities sector as the Trust’s technical models took advantage of escalating prices as access to petroleum supply continues to tighten. Losses were recorded in both the interest rates and equity indices sectors as prior trends reversed their course. U.S. Treasury prices declined in a technical break as curve flattening continued. Global equity prices reversed their downward trend amid the optimistic belief that the worst news had passed.
The Trust’s momentum-based models were well positioned in May for gains in the energy sector as the price of WTI Crude breached new technical levels, touching $135 per barrel mid-month. While commodity exposure has been relatively light for the Trust in the past, enhanced technical models are participating more actively in this sector. Foreign exchange models also posted gains this month as high yielding currencies performed well despite range-bound trading of the U.S. Dollar. Enhanced style management techniques enabled the models to successfully modulate risk exposure to carry factors resulting in a profitable outcome. Additional gains came from fixed income as the risk aversion theme continued to fade and inflation concerns grew. Marginal losses were recorded in equity indices as global equity indices, particularly in Europe and Asia, moved sideways due to the ever-changing economic situation in the United States.
In June, equity indices trading produced strong gains for the Trust as short positions benefited from the negative news that roiled markets around the globe. Signs of commodity-based inflation were constantly in the headlines and consumer confidence fell to a 16-year low. In the U.S., the Dow finished its worst performance for the month of June in over 75 years, and European and Asian equities fell in tandem. Additional gains were recorded in interest rates trading, particularly in Europe, in response to the European Central Bank’s increasingly hawkish stance and fears of inflation. Energy trading also contributed as crude oil hit new highs on the back of escalating tensions between Israel and Iran, and amongst OPEC members. Foreign exchange trading results were slightly positive, due to central banks being forced to choose between growth and inflation, driving dollar weakness, and a higher Euro.

2007
Of the 2007 year-to-date increase of 5.40%, approximately 5.53% was due to trading gains (before commissions) and approximately 2.40% due to interest income offset by approximately 2.53% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust. An analysis of the 5.53% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	4.71%
Stock Indices	3.88
Currencies	(1.09)
Commodities	(1.97)

5.53%

The first quarter demonstrated how market perceptions on the global macroeconomic environment can drastically change during a quarter. Fixed income was initially a driver in performance as a result of the acceleration of global economic momentum, but ultimately resulted in overall losses for the quarter. The global growth environment turned into a flight to quality from risky assets, sponsored by former Federal Reserve Chairman Alan Greenspan’s comments about a recession by year end and the whipsaw activity experience in fixed income. Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses); initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February, followed by whipsaw activity at the end of quarter. The Fund’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity, but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Fund were reduced early in March in response to market conditions, and were restored to normal levels as conditions warranted.
The second quarter charged forward with M&A activity supported by impressive earnings, unfettered access to liquidity and major U.S. indices reaching all time highs, to only end with inflation concerns and a flight to quality related to the sub-prime world. Currencies provided gains early and late in the quarter related to negative U.S. dollar sentiment, but experienced losses mid-quarter mainly in outright exposures. Fixed income gains early in the month of April were given back during the last days of the month, but global fixed income prices breaking out of their trading ranges in May allowed the Fund to gain on both the long and short end of the yield curve. Early in the quarter commodity trading was positive as copper prices rallied on China’s release of high import figures, then finished slightly negative mid-quarter with energy trading gains mitigating some losses in metals. Commodities ended the quarter with small losses related to being short crude as it rallied above $70 per barrel on geo-political risks and inventory changes keeping traders bullish.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the six months ended June 30, 2008 and the year ended December 31, 2007.
June 30, 2008

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.56%	4.70%
Interest Rates	0.49%	(2.55)%
Currencies	0.48%	2.48%
Commodities	0.32%	2.73%

Aggregate/Total	0.76%	7.36%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the three months ended June 30, 2008, approximately 7.36% was due to trading gains (before commissions) and approximately 1.15% was due to interest income offset approximately 2.15% due to brokerage fees, management fees and operating costs borne by the Trust giving a net return of 6.36%.

December 31, 2007

		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.44%	(7.94)%
Stock Indices	0.50%	(2.90)%
Interest Rates	0.40%	0.80%
Commodities	0.24%	(2.75)%

Aggregate/Total	1.68%	(12.79)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007 approximately 12.79% was due to trading losses (before commissions) and approximately 4.69% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 4.57% due to interest income giving a net return of (12.91)%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
     The following represent the primary trading risk exposures of the Trust as of June 30, 2008, by market sector.
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

Energy
     The Trust’s primary energy market exposure is to crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Agricultural
     The Trust’s agricultural exposure is to the fluctuations of the price of wheat, corn, coffee and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of June 30, 2008.
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
Item 4T. Controls and Procedures
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2008	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3
31.02	Certification by Senior Vice President of Accounting and Finance	E 4 – E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Senior Vice President of Accounting and Finance	E 7

E 1