Form 10-Q
period 2008-09-30
CAMPBELL FUND TRUST
filed 2008-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Total number of Pages: 33

			Page
PART I — FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Schedules of Investments as of September 30, 2008 (Unaudited) and December 31, 2007	3-6

		Statements of Financial Condition as of September 30, 2008 (Unaudited) and December 31, 2007	7

		Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	8

		Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	9

		Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	10-11

		Financial Highlights for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	12

		Notes to Financial Statements (Unaudited)	13-18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26-31

	Item 4T.	Controls and Procedures	31

PART II — OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES

CERTIFICATIONS

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)

% of Net
	Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$ 300,000,000	10/09/2008	U.S. Treasury Bills	$299,901,333	52.74%

Total United States government securities (cost, including accrued interest, — $299,901,333)			$299,901,333	52.74%

LONG FUTURES CONTRACTS

Description
Agricultural	$(421,225)	(0.07)%
Energy	$(723,405)	(0.13)%
Metals	$(334,235)	(0.06)%
Stock indices	$(1,266,078)	(0.22)%
Short-term interest rates	$(103,728)	(0.02)%
Long-term interest rates	$393,341	0.07%

Total long futures contracts	$(2,455,330)	(0.43)%

SHORT FUTURES CONTRACTS

Description
Agricultural	$802,411	0.14%
Energy	$797,626	0.14%
Metals	$270,753	0.05%
Stock indices	$4,696,696	0.83%
Short-term interest rates	$(3,165,760)	(0.56)%
Long-term interest rates	$(2,261,026)	(0.40)%

Total short futures contracts	$1,140,700	0.20%

Total futures contracts	$(1,314,630)	(0.23)%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2008 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(12,756,786)	(2.24)%
Various short forward currency contracts	$83,328	0.01%

Total forward currency contracts	$(12,673,458)	(2.23)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $115, 781)	$156,140	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $71,906)	$(166,373)	(0.03)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

% of Net
	Values ($)	Asset Value
UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$ 250,000,000	02/14/2008	U.S. Treasury Bills	$248,977,917	32.14%
$ 150,000,000	02/21/2008	U.S. Treasury Bills	$149,351,875	19.28%
$ 150,000,000	03/06/2008	U.S. Treasury Bills	$149,213,681	19.26%
$ 120,000,000	03/20/2008	U.S. Treasury Bills	$119,294,266	15.40%
$ 100,000,000	01/10/2008	U.S. Treasury Bills	$99,901,000	12.89%

Total United States government securities (cost, including accrued interest, — $766,738,739)			$766,738,739	98.97%

LONG FUTURES CONTRACTS

Description
Agricultural	$208,881	0.03%
Energy	$1,983,507	0.26%
Metals	$863,517	0.11%
Stock indices	$2,858,185	0.37%
Short-term interest rates	$986,581	0.13%
Long-term interest rates	$620,877	0.08%

Total long futures contracts	$7,521,548	0.98%

SHORT FUTURES CONTRACTS

Description
Agricultural	$(88,450)	(0.01)%
Energy	$(1,404,946)	(0.18)%
Metals	$188,030	0.02%
Stock indices	$(412,102)	(0.05)%
Short-term interest rates	$(1,087,610)	(0.14)%
Long-term interest rates	$(86,951)	(0.01)%

Total short futures contracts	$(2,892,029)	(0.37)%

Total futures contracts	$4,629,519	0.61%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2007

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$(8,804,549)	(1.14)%
Various short forward currency contracts	$(5,418,230)	(0.70)%

Total forward currency contracts	$(14,222,779)	(1.84)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (Poremiums Paid — $1,639,099)	$1,111,729	0.14%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $920,640)	$(429,067)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$117,106,638	$31,596,452
United States government securities	299,901,333	468,028,947
Net unrealized gain (loss) on open futures contracts	(1,314,630)	4,629,519

Total equity in broker trading accounts	415,693,341	504,254,918

Cash and cash equivalents	16,991,122	42,940,668
Receivable for securities sold	154,993,456	0
United States government securities	0	298,709,792
Options purchased, at fair value (premiums paid — $115,781 and $1,639,099, respectively)	156,140	1,111,729
Net unrealized gain (loss) on open forward currency contracts	(12,673,458)	(14,222,779)
Interest receivable	64,587	97,231
Subscriptions receivable	0	39,248
Other assets	0	648

Total assets	$575,225,188	$832,931,455

LIABILITIES
Accounts payable	$94,220	$100,748
Management fee	1,914,729	2,772,355
Options written, at fair value (premiums received — $71,906 and $920,640, respectively)	166,373	429,067
Accrued commissions and other trading fees on open contracts	45,616	76,863
Redemptions payable	4,387,737	54,813,646

Total liabilities	6,608,675	58,192,679

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units
Other Unitholders — 195.421 and 0.000 units outstanding at September 30, 2008 and December 31 , 2007	500,351	0

Series B Units
Managing Operator — 20.360 units outstanding at September 30, 2008 and December 31 , 2007	52,129	50,838
Other Unitholders — 221,867.776 and 310,254.708 units outstanding at September 30, 2008 and December 31 , 2007	568,064,033	774,687,938

Total unitholders’ capital (Net Asset Value)	568,616,513	774,738,776

Total liabilities and unitholders’ capital (Net Asset Value)	$575,225,188	$832,931,455

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$25,200,452	$(92,436,583)	$37,141,113	$(10,642,458)
Change in unrealized	(23,987,278)	(13,642,540)	(5,944,148)	(23,380,786)
Brokerage commissions	(248,928)	(299,005)	(755,466)	(1,433,691)

Net gain (loss) from futures trading	964,246	(106,378,128)	30,441,499	(35,456,935)

Forward currency and options on forward currency trading gains (losses)
Realized	(3,588,474)	(54,926,389)	(4,692,866)	(59,481,431)
Change in unrealized	(15,534,882)	(11,585,820)	1,531,011	(19,345,433)
Brokerage commissions	(19,239)	(156,092)	(75,320)	(711,020)

Net gain (loss) from forward currency and options on forward currency trading	(19,142,595)	(66,668,301)	(3,237,175)	(79,537,884)

Total net trading gain (loss)	(18,178,349)	(173,046,429)	27,204,324	(114,994,819)

INTEREST INCOME NET OF EXPENSES
Income
Interest income	2,415,287	11,640,153	10,279,552	38,412,422

Expenses
Management fee	5,914,999	9,655,621	19,942,828	32,168,989
Performance fee	0	0	0	3,914,241
Operating expenses	43,363	46,383	153,322	147,168

Total expenses	5,958,362	9,702,004	20,096,150	36,230,398

Interest income net of expenses	(3,543,075)	1,938,149	(9,816,598)	2,182,024

NET INCOME (LOSS)	$(21,721,424)	$(171,108,280)	$17,387,726	$(112,812,795)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1)
(based on weighted average number of units outstanding during the period)
Series B	$(95.41)	$(461.50)	$66.87	$(292.04)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT(1)
Series B	$(95.26)	$(453.71)	$63.43	$(298.87)

(1)	Series A Units commenced trading on October 1, 2008 therefore no information is provided for Series A Units.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$17,387,726	$(112,812,795)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	4,413,137	42,726,219
(Increase) decrease in option premiums paid	1,523,318	(235,502)
Increase (decrease) in option premiums received	(848,734)	120,890
(Increase) decrease in interest receivable	32,644	309,684
(Increase) decrease in other assets	648	(4,116)
Increase (decrease) in accounts payable and accrued expenses	(895,401)	(1,015,421)
Net sales and maturities (purchases) of investments in United States government securities	311,843,952	43,429,737

Net cash from (for) operating activities	333,457,290	(27,481,304)

Cash flows from (for) financing activities
Addition of units	9,404,484	23,694,580
Redemption of units	(283,301,134)	(153,972,719)

Net cash from (for) financing activities	(273,896,650)	(130,278,139)

Net increase (decrease) in cash and cash equivalents	59,560,640	(157,759,443)

Cash and cash equivalents
Beginning of period	74,537,120	185,973,590

End of period	$134,097,760	$28,214,147

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$117,106,638	$15,417,399
Cash and cash equivalents	16,991,122	12,796,748

Total end of period cash and cash equivalents	$134,097,760	$28,214,147

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Unitholders’ Capital – Series B
	Managing
	Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2008

Balances at December 31, 2007	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss) for the nine months ended September 30, 2008		1,291		17,386,435		17,387,726
Additions	0.000	0	3,499.136	8,864,885	3,499.136	8,864,885
Redemptions	0.000	0	(91,886.068)	(232,875,225)	(91,886.068)	(232,875,225)

Balances at September 30, 2008	20.360	$52,129	221,867.776	$568,064,033	221,888.136	$568,116,162

Nine Months Ended September 30, 2007

Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798

Net income (loss) for the nine months ended September 30, 2007		(6,085)		(112,806,710)		(112,812,795)
Additions	0.000	0	8,553.324	23,694,580	8,553.324	23,694,580
Redemptions	0.000	0	(58,035.936)	(158,259,043)	(58,035.936)	(158,259,043)

Balances at September 30, 2007	20.360	$52,289	352,996.858	$906,569,251	353,017.218	$906,621,540

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
$2,560.37	$2,496.94	$2,568.21	$2,867.08

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Series A
	Units	Amount
Nine Months Ended September 30, 2008

Balances at December 31, 2007	0.000	$0

Net income (loss) for the nine months ended September 30, 2008 (1)		0
Additions	195.421	500,351
Redemptions	0.000	0

Balances at September 30, 2008	195.421	$500,351

Net Asset Value per Other
Unitholders’ Unit - Series A(1)
September 30, 2008
$2,560.37

(1)	Series A Units commenced trading on October 1, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,655.63	$3,021.92	$2,496.94	$2,867.08

Income (loss) from operations:
Total net trading gains (losses) (1)	(79.70)	(458.94)	101.18	(304.52)
Interest income net of expenses (1)	(15.56)	5.23	(37.75)	5.65

Total net income (loss) from operations	(95.26)	(453.71)	63.43	(298.87)

Net asset value per unit at end of period	$2,560.37	$2,568.21	$2,560.37	$2,568.21

Total Return (3)	(3.59)%	(15.01)%	2.54%	(10.42)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.03%	3.89%	4.11%	4.04%
Performance fee (3)	0.00%	0.00%	0.00%	0.37%

Total expenses	4.03%	3.89%	4.11%	4.41%

Interest income net of expenses (2),(4),(5)	(2.40)%	0.78%	(2.01)%	0.76%

Total returns are calculated based on the change in value of a unit during the period. An individual “unitholder’s” total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit per unit are calculated by dividing the interest income net of expenses by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and a negative number when expenses exceed interest income for the period.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective August 31, 2008, the Trust began offering Series A units, Series B units and Series W units. The units in the Trust prior to that date became Series B units. Series B units are only available for additional investment by existing holders of Series B units. As of September 30, 2008, 195.421 units have been issued for Series A and no units have been issued for Series W.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 — “Fair Value Measurement”, or SFAS 157, as of January 1,2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust’s exchange-traded futures contracts fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the nine-month period ended September 30,2008, the Trust did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of September 30,2008.

	Fair Value at September 30, 2008
Description	Level 1	Level 2	Level 3	Total
Investments

U.S. Treasury Bills	$0	$299,901,333	$0	$299,901,333

Other Financial Instruments

Exchange-traded futures contracts	(1,314,630)	0	0	(1,314,630)

Forward currency contracts	0	(12,673,458)	0	(12,673,458)

Options purchased	0	156,140	0	156,140

Options written	0	(166,373)	0	(166,373)

Total	$(1,314,630)	$287,217,642	$0	$285,903,012

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
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

F.	Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Series A units and Series W units will each bear the offering costs incurred in the relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of the Series’ month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. Series A and W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30,2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $16,406 for Series A units and $15,622 for Series W units.

G.	Foreign Currency Transactions

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

H.	Allocations

Income or loss (prior to calculation of the management fee, service fee, offering costs and performance fee) is allocated pro rata to each Series of units. Each Series of units is then charged the management fee, service fee, offering costs and performance fee applicable to such Series of units.

I.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 establishes, amoung other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15,2008, and interim periods within those fiscal years. The impact on the Trust’s financial statement disclosures, if any, is currently being assessed.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
Note 2. MANAGING OPERATOR AND COMMODITY TRADING ADVISOR
The managing operator of the Trust is Campbell & Company which conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust.

Series A units and Series B units pay the managing operator a monthly management fee equal to 1/12 of 4% (4% annually) of the Net Assets (as defined) of Series A units and Series B units, respectively, as of the end of each month. Series W units pay the managing operator a monthly management fee equal to 1/12 of 2% (2% annually) of the Net Assets (as defined) of Series W units as of the end of each month. Each Series of units will pay the managing operator a quarterly performance fee equal to 20% of the aggregate cumulative appreciation in Net Asset Value per Unit (as defined) exclusive of appreciation attributable to interest income on a Series-by-Series basis.
Note 3. TRUSTEE
The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.
Note 4. SERVICE FEE
The selling firms who sell Series W units receive a monthly service fee equal to 1/12 of 0.5% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.50% per year.
Note 5. DEPOSITS WITH BROKER
The Trust deposits assets with UBS Securities LLC to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust earns interest income on its assets deposited with the broker.
Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company.

The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
Note 7. TRADING ACTIVITIES AND RELATED RISKS
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30,2008 and December 31,2007 was $299,901,333 and $766,738,739, respectively, which equals 53% and 99% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30,2008 and December 31,2007 was $15,841,825 and $42,358,497, respectively, which equals 3% and 5% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at September 30,2008 or December 31,2007.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Gross unrealized gains	$9,706,011	$12,382,973	$10,863,700	$16,549,821

Gross unrealized losses	(11,020,641)	(7,753,454)	(23,591,266)	(30,808,397)

Net unrealized gain (loss)	$(1,314,630)	$4,629,519	$(12,727,566)	$(14,258,576)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED)
Open contracts generally mature within three months; as of September 30,2008, the latest maturity date for open futures contracts is June 2009, the latest maturity date for open forward currency contracts is December 2008, and the latest expiry date for options on forward currency contracts is October 2008. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be creditworthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
Note 8. INDEMNIFICATIONS
In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2008, the statements of operations and financial highlights for the three months and nine months ended September 30,2008 and 2007, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30,2008 and 2007 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30,2008, and the results of operations and financial highlights for the three months and nine months ended September 30,2008 and 2007, and cash flows and changes in unitholders’ capital for the nine months ended September 30,2008 and 2007.

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
Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W units. The units in the Trust prior to that date became Series B units. Series B units are only available for additional investment by existing holders of Series B units.
As of September 30, 2008, the aggregate capitalization of the Trust was $568,616,513 with Series A and Series B comprising $500,351 and $568,116,162, respectively, of the total. The Net Asset Value per Unit for both Series was $2,560.37. No Series W units have been issued to date.
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
Results of Operations
The return for the nine months ended September 30, 2008 and 2007 was 2.54% and (10.42)%, respectively.

2008
Of the 2008 year-to-date increase of 2.54%, approximately 4.17% was due to trading gains (before commissions) and approximately 1.58% due to interest income offset by approximately 3.21% due to brokerage fees, management fees and operating costs borne by the Trust. An analysis of the 4.17% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	7.74%

Commodities	0.76

Currencies	(0.82)

Interest Rates	(3.51)

4.17%

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
The month of July held two distinct phases for most asset classes, with the overall environment dominated by reversals. The Trust captured profits in equity indices trading early in the month despite late month stabilization, particularly in the U.S. Intra-month swings in global indices were significant. The DJIA and the S&P hit technical bear market territory during the month, while Japanese equities saw the longest back-to-back daily losing streak in 54 years. Equity markets did find their bottom mid-month, after the U.S. announcement of a Government-Sponsored Enterprises (GSE) bail-out plan. Gains earned in equity indices trading offset the majority of losses incurred in interest rates and commodities trading. Lower commodity prices led to position short-covering in the face of reduced inflation worries in the Euro-Zone, pushing bond futures higher. Crude Oil declined almost 12% for the month on fears that weakening economic conditions would reduce global demand. Foreign exchange trading finished relatively flat as the Euro hit a new high, commodity-linked currencies fell, and the broad dollar index gained against most major currencies.

The global economic environment in August was dominated by a stronger U.S. dollar and the energy complex falling out of favor. The Trust experienced the majority of its losses for the month in Foreign Exchange trading as commodity-linked currencies fell in tandem with metal and energy markets. The U.S. Dollar Index posted unusually strong gains of nearly 6%, with other major currencies losing over 3%. The Trust’s currency models reacted with agility, reversing their course and dampening further losses in this sector. Small losses were recorded in commodity trading, despite the severity of the energy and metal complex downturn across the board. Natural gas led the way for the energy sector with a market price decline of 12.75%, while gold fell to its lowest level in eight months. Gains in interest rates sector were largely driven by foreign central bank activity as they increased purchases of U.S. Treasuries, pushing prices higher for a third straight month. Trading results in Equity Indices were relatively flat despite a positive finish in U.S. equity markets. European markets were mixed in seasonally low volume, while Asia was generally lower. During the month, the Japanese economy continued to show signs of deterioration, the Chinese markets persisted in their relentless plunge lower, sub-prime fallout continued to plague financial markets globally and the U.S. unemployment rate hit a four-year high.
The Trust’s leverage in September was at the lower end of typical commitment levels, which will probably increase again as soon as the market environment stabilizes. Diversification of positions by sector and geography played an important role in dampening losses. Fixed income trading was negative overall with losses incurred at the short-end of the curve, while the long-end gained slightly. Currency trading was also difficult as investors fled high yielding currencies in response to the substantial decline in global equity markets. Minor losses were recorded in commodity trading. As concern over the widening credit crisis came to a boiling point, equity markets in the U.S., Europe and Asia declined sharply, resulting in strong gains in equity index trading.
2007
Of the 2007 year-to-date decrease of 10.42%, approximately 10.42% was due to trading losses (before commissions) and approximately 3.60% due to brokerage fees, performance fees and operating cost and offering costs borne by the Trust offset by approximately 3.60% due to interest income. An analysis of the 10.42% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	0.01%

Stock Indices	(0.76)

Commodities	(2.27)

Currencies	(7.40)

(10.42)%

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

Currency trading followed a similar path of fixed income (initial gains and overall quarterly losses), initial gains from currency crosses were generated from unexpected rate hikes by the Bank of England in the beginning of the quarter but were wiped out by the liquidations of Yen-based carry trades in February followed by whipsaw activity at the end of quarter. The Trusts’s equity indices initially bucked the trend of fixed income and currency with gains coming from our fundamental models and strong M&A activity but ultimately succumbed to an overall quarterly loss. Energy losses were driven by price declines in January on inventory build-ups due to warmer than average temperatures, but finished the last two months of the quarter basically flat. Global economic worries that were sparked at the end of February continued through the early part of March. All major market sectors experienced increased volatility accompanied by sharply higher short-term correlation. Whipsaw activity in currencies, interest rates and equities indices led to negative performance in all of these sectors, acting as the primary drivers of March losses. Risk levels for the Trust were reduced early in March in response to market conditions, and have been restored to normal levels as conditions have warranted.
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
Following a positive second quarter and a promising start to July, a sudden flight to quality, the unwinding of the carry trade, and a highly correlated, unusually large move against the Trust’s positions resulted in one of the Trust’s largest monthly declines in recent years. While statistically losses of this magnitude can occur, the speed of this decline was surprising. Losses were broadly based and evenly spread between the interest rate, foreign exchange and equity index sectors. Statistical measures of the Trust’s daily portfolio risk were normal and inside historical ranges, but the move against the Trust’s portfolio was not. The losses were experienced in most markets and across most models. In response to this “perfect storm”, the Trust’s leverage was temporarily cut by 50%.
The highly unusual market Trust, while broad exposures to general market risk factors were independently within normal ranges crisis that also affected the and currency markets globally experienced double digit losses from mid-July to mid-August. For the, the unique combination of conditions of late July continued almost unabated for the first half of August. The contagion effect throughout the financial system created a confidence and liquidity relatively low market dispersion and low model diversity created inopportune conditions for the Trust’s portfolio. Major stock, bond Trust’s risk/return profile. The foreign exchange sector proved very difficult in August as the Trust’s technical and macro models were both exposed to high yielding currencies that suffered market value declines of historical proportions in mid-August. Trading in the equity indices sector was also difficult as volatility dominated global stock markets, with the S&P dropping over 8% from its intra-month high only to bounce off of its lows once the Trust’s exposure was reduced. The more balanced fixed income exposure generated flat results with long- and short-end exposure netting. The Trust’s leverage was cut again in mid-August.

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
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and option contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.17%	(0.82)%
Stock Indices	0.99%	7.74%
Interest Rates	0.80%	(3.51)%
Commodities	0.23%	0.76%

Aggregate/Total	1.64%	4.17%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the nine months ended September 30, 2008, approximately 4.17% was due to trading gains (before commissions) and approximately 1.58% was due to interest income offset approximately (3.21)% due to brokerage fees, management fees and operating costs borne by the Trust giving a net return of 2.54%.

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.44%	(7.94)%
Stock Indices	0.50%	(2.90)%
Interest Rates	0.40%	0.80%
Commodities	0.24%	(2.75)%

Aggregate/Total	1.68%	(12.79)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007 approximately 12.79% was due to trading losses (before commissions) and approximately 4.69% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 4.57% due to interest income giving a net return of (12.91)%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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
     The following represent the primary trading risk exposures of the Trust as of September 30, 2008, by market sector.
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
Energy
     The Trust’s primary energy market exposure is to natural gas, crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, gold and zinc.
Agricultural
     The Trust’s agricultural exposure is to the fluctuations of the price of wheat, corn, coffee and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of September 30, 2008.
Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month and more frequently if a particular foreign currency balance becomes unusually large).
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
Item 4. Submissions of Matters to a vote of Security Holders.
     None
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
     (b) Reports of Form 8-K
          None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 14, 2008	By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1