Form 10-K
period 2008-12-31
CAMPBELL FUND TRUST
filed 2009-03-31
CIK 1043951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2008
Commission File Number 0-50264 and 2-84126
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in its charter)

DELAWARE	94-6260018

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2850 Quarry Lake Drive, Baltimore, Maryland 21209

Registrant’s telephone number, including area code: (410) 413-2600
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2008 there were 1,052.200 Series A and 197,206.872 Series B Units of Beneficial Interest issued and outstanding.
Total number of pages 51. Consecutive page numbers on which exhibits commence: 5.

TABLE OF CONTENTS

		Page

PART I

ITEM 1.	BUSINESS	1-5

ITEM 1A.	RISK FACTORS	5-13

ITEM 1B.	UNRESOLVED STAFF COMMENTS	13

ITEM 2.	PROPERTIES	13

ITEM 3.	LEGAL PROCEEDINGS	13

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	13

ITEM 6.	SELECTED FINANCIAL DATA	14-15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-22

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22-28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 9A.	CONTROLS AND PROCEDURES	28

ITEM 9A(T)	CONTROLS AND PROCEDURES	28-29

ITEM 9B.	OTHER INFORMATION	29

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	29-33

ITEM 11.	EXECUTIVE COMPENSATION	34

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	34

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	34

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	34
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	35

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
          As of December 31, 2008, the aggregate capitalization of the Trust was $501,206,565 with Series A and Series B comprising $2,656,823 and $498,549,742, respectively, of the total. The Net Asset Value per Unit was $2,525.02 for Series A and $2,528.05 for Series B. No Series W units have been issued as of December 31, 2008.
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
          The entire offering proceeds, without deductions, will be credited to the Trust’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and option contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
          Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust’s assets are deposited with the over-the-counter counterparty in order to initiate and maintain currency forward and option contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act. These assets are held either in U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Trust’s assets will normally be invested in cash equivalents such as U.S. Treasury bills and held by the futures broker or the over-the-counter counterparty.
          The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
          In the event net asset value per unit as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end unit value, Campbell & Company will suspend trading activities, notify all unitholders of the relevant facts within seven business days and declare a special redemption period.
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
Charges
          The following is a description of current charges to the Trust.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Campbell & Company	Management Fee	A monthly management fee of 1/12 of 4% of the month-end net assets of the Series A units and Series B units, totaling approximately 4% of the average month-end net assets per year of the Series A units and Series B units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W units, totaling approximately 2% of average month-end net assets per year of the Series W units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A units) or on an ongoing basis with respect to Series B units (commencing with the 13th month with respect to Series A units) to selected selling agents who have sold the Series A units and the Series B units, in return for their provision of ongoing services to the Series A and/or the Series B unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of units sold by the selling agents, net of redemptions.

Campbell & Company	Performance Fee	A quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A units, Series B units and Series W units at the end of each quarter, exclusive of appreciation attributable to interest income.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Selling Agents	Administrative Fee	The selling agents (the firm and not the individual representatives) who sell Series W units receive a monthly administrative fee of 1/12 of 0.50% of the month-end net assets of the Series W units, totaling approximately 0.50% of average month-end net assets per year of the Series W units.

UBS SECURITIES, LLC	Brokerage Commissions	Brokerage commissions are paid at a rate of approximately $6 for each round-turn trade executed for the Trust. Annual brokerage commissions payable to the Trust are estimated at approximately 0.30% of the Trust’s net assets annually, although there is no limit on the amount of such commissions.

Royal Bank of Scotland (RBS)	Forward Counterparty Execution Costs	The forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million for forward contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.40% of the Trust’s net assets.

Other	Operating Expenses	The Trust pays operating expenses (other than the cost of the Units), including trustee, legal and accounting fees, and taxes or extraordinary expenses. These expenses are estimated at less than 0.50% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.
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
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
     Options on futures and over-the-counter contracts may be used by the Trust to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium as well as any commissions and fees) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options trading requires an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
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

     Because of this non-correlation, the Trust cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures, forward and option markets are fundamentally different from the securities markets in that for every gain made in futures, forward and option trading, there is an equal and offsetting loss. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Trust may have no gains to offset your losses from other investments.
The Current Markets are Subject to Market Disruptions; Governmental Intervention
     The global financial markets are undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. Confusion and uncertainty have also resulted from the apparent inconsistency which has characterized recent governmental actions. For example, while the Federal Reserve assisted or otherwise intervened with respect to certain distressed financial institutions, it refused to do so for others. Such inconsistency has caused both severe losses for a number of market participants and contributed to the general uncertainty and resulting illiquidity of the markets. Further, the U.S. government’s “bailout” of financial institutions continues to shift as the impact of the current financial crisis is further analyzed. It seems highly likely that the U.S. Congress will require new market restrictions applied to the U.S. financial markets, which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Fund. Regulations in other jurisdictions also appear likely to take similar action. It is impossible to predict what additional interim or permanent U.S. or non-U.S. governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Campbell & Company’s strategies. However, Campbell & Company believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be materially detrimental to the Trust.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2007, this estimate had risen to approximately $205 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.

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
Increase in Assets Under Management May Make Profitable Trading More Difficult
     The managing operator’s current equity under management has increased substantially since the inception of the Trust. The managing operator has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts, including the Trust. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Global Diversified Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts. See “The Trading Program — Trading Capacity.”
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

Tax Could be Due from Investors on Their Share of the Trust’s Ordinary Income Despite Overall Losses
     Investors may be required to pay tax on their allocable share of the Trust’s ordinary income, which in the case of the Trust is the Trust’s interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Trust incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.
There Could be a Limit on the Deductibility of Management and Performance Fees
     Although the Trust treats the management and performance fees paid to the managing operator as ordinary and necessary business expenses, upon an IRS audit, the Trust may be required to treat such fees as “investment advisory fees” if the Trust’s trading activities did not constitute a trade or business for tax purposes. Investment advisory fees are subject to substantial restrictions on deductibility for federal income tax purposes. Such treatment would likely create or increase the tax liability of non-corporate unitholders.
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
     Campbell & Company has a conflict of interest because it acts as the managing operator and sole trading advisor for the Trust. Since Campbell & Company acts as both trading advisor and managing operator for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a management fee of up to 4% (of which 2% is retained) and a 20% performance fee. Campbell & Company, as managing operator, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.
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
The Trust Could Terminate Before Expiration of its Stated Term
     The managing operator may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.
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
The Trust is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Trust’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.
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
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Declaration of Trust and Trust Agreement. As of December 31, 2008, there were 14 Unitholders and 1,052.200 Units of Beneficial Interest outstanding in the Series A and 1,704 Unitholders and 197,206.872 Units of Beneficial Interest outstanding in the Series B Registrant.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data
Dollars in thousands, except per Unit amounts

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

Total Assets	$533,225	$832,931	$1,179,711	$1,005,256	$695,256
Total Unitholders’ Capital	501,507	774,739	1,153,999	934,698	648,451
Total Net Trading Gain (Loss) (includes brokerage commissions)	25,343	(136,663)	64,620	106,673	64,059
Net Income (Loss)	10,211	(135,306)	63,249	92,986	34,749
Net Income (Loss) Per Managing Operator and Other Unitholder Unit *
Series A**	(32.19)	n/a	n/a	n/a	n/a
Series B	41.60	(360.46)	153.91	295.68	154.59
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	(35.35)	n/a	n/a	n/a	n/a
Series B	31.11	(370.14)	168.95	288.33	187.69
The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2008 and 2007.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2008	2008	2008	2008
Total Net Trading Gain (Loss) (includes brokerage commissions)	$11,832	$33,551	$(18,178)	$(1,862)
Net Income (Loss)	9,419	29,690	(21,721)	(7,177)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A**	n/a	n/a	n/a	(32.19)
Series B	31.74	116.15	(95.41)	(33.32)
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	n/a	n/a	n/a	(35.35)
Series B	30.96	127.73	(95.26)	(32.32)
Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A**	n/a	n/a	2,560.37	2,525.02
Series B	2,527.90	2,655.63	2,560.37	2,528.05

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2007	2007	2007	2007
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(71,541)	$129,592	$(173,046)	$(21,668)
Net Income (Loss)	(69,408)	127,704	(171,108)	(22,494)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series B	(173.66)	328.77	(461.50)	(65.65)
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series B	(174.87)	329.71	(453.71)	(71.27)
Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series B	2,692.21	3,021.92	2,568.21	2,496.94

*	Based on weighted average number of units outstanding during the period.

**	Series A Units commenced trading on October 1, 2008.
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
          The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward and option contracts which are traded in the inter-bank market).

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
Results of Operations
          The returns for the years ended December 31, 2008, 2007 and 2006 for Series B were 1.25%, (12.91)% and 6.26%, respectively. The return for the period October 1, 2008 (commencement of trading) through December 31, 2008 for Series A was (1.38)%.

2008
          Of the decrease of 1.38% for Series A for the period October 1, 2008 through December 31, 2008, approximately 0.27% was due to trading losses (before commissions) and approximately 1.15% was due to brokerage fees, management fees, and offering costs borne by Series A offset by approximately 0.04% due to interest income.
          Of the 2008 year-to-date increase of 1.25% for Series B, approximately 3.82% was due to trading gains (before commissions) and approximately 1.68% due to interest income offset by approximately 4.25% due to brokerage fees, management fees and operating costs borne by Series B.
          An analysis of the 3.82% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	8.68%
Commodities	0.43
Currencies	(0.60)
Interest Rates	(4.69)

3.82%

          The first quarter of 2008 began where 2007 left off, with the credit crisis causing more write-downs, more credit downgrades, and a growing realization that sub-prime issues would have broader and longer-lasting impacts than initially suspected. In January, weak economic data caused the Federal Open Market Committee to cut short-term rates by a total of 1.25%, which included an unprecedented 0.75% emergency cut. The S&P 500 recorded one of its worst monthly performances in the history of the index. The Trust’s performance in January was a small loss, with gains in equity indices trading more than offset by losses in currencies and flat performance in fixed income and commodities.
          February saw the U.S. dollar weaken against most major currencies, as U.S. economic data disappointed, stagflation concerns grew and U.S. interest rate expectations declined dramatically. The Trust’s currency trading profited from these moves, generating a positive return for the month. The Trust also recorded gains in equity indices trading, as the S&P 500, Dow, and NASDAQ continued to slide. Overall, the Trust had a positive month.
          March brought more Federal Reserve intervention, which resulted in a slight recovery by U.S. stocks from mid-month slides to finish flat for the month, but still significantly negative for the year. The US dollar continued to weaken. The Trust’s performance was close to flat for the month at (0.23)%, with gains in equity indices and currencies offset by losses in commodities and fixed income. The Trust closed the first quarter of 2008 with a year-to-date small gain.
          In April, the U.S. Dollar rallied against key funding currencies, despite a generally weak global economy. The Trust realized gains in foreign exchange and commodities. However, those gains were overshadowed by losses in the fixed income and equity indices sectors, as prior trends in both sectors reversed course. For the month of April, the Trust suffered a loss.
          May was a strong month for the Trust. Positive commodity trading led the charge as crude oil breached new technical levels, touching $135 mid-month. Foreign exchange models also posted gains, as high-yielding currencies performed well. These gains, together with modest gains in the fixed income more than offset a loss in equity indices. The Trust achieved a positive return on the month.

          In June the Trust realized its best month of the year. Equity indices trading produced strong gains as short positions benefitted from the negative news that roiled the markets around the globe. Signs of commodity-based inflation were constantly in the headlines. Consumer confidence fell to a 16-year low, as U.S., European, and Asian equities markets fell in tandem. Fixed income trading produced additional gains for the Trust, in response to fears of inflation and the ECB’s increasingly hawkish stance. Commodities also posted gains as crude oil hit new highs on the back of increased tensions in the Middle East and among OPEC members. In addition, the Trust had modest gains in foreign exchange sector. The Trust concluded the second quarter with a gain of 4.43% for the quarter, and a year-to-date gain of 5.19%.
          The month of July was characterized by reversals in many asset classes. The Dow and S&P hit technical bear market territory early in the month, while Japanese equities saw their longest back-to-back losing streak in 54 years. Equity markets seemed to find a bottom mid-month after the U.S. announced the Government-Sponsored Enterprises bailout plan. Commodity prices also reversed, with crude oil declining almost 12% on fears that a weakened economy would reduce global demand. The Trust earned profits in equity indices trading. Those gains were offset by losses in fixed income and commodities. All-in, the Trust finished the month with a loss.
          In August, sub-prime fallout continued to plague the global financial markets. The U.S. unemployment rate hit a four-year high. Commodity prices continued to decline, with natural gas leading the way with a decline of 12.75% and gold falling to its lowest level in eight months. The Trust experienced losses in foreign exchange and commodities sectors as currencies linked to commodities fell in tandem with metal and energy markets, while the U.S. Dollar Index posted unusually strong gains. Those losses edged out gains in fixed income, resulting in a loss for the month.
          September saw concern over the widening credit crises come to a boiling point. Equity markets in the U.S., Europe, and Asia declined sharply. Investors fled high-yielding currencies in response to the global decline in equity markets. The Trust posted a loss of 1.37%. Gains in equity indices were offset by losses in foreign exchange, fixed income, and commodities. Diversification of positions by sector and geography played an important role in dampening losses to the Trust, as did a decrease in risk levels across the portfolio. The Trust concluded the third quarter with a loss for the quarter.
          At the time, the month of October seemed like a month to remember, as equity markets around the world plummeted, fueling further anxiety about the length and depth of a global recession and further exacerbating the liquidity, growth, and confidence crisis. With the benefit of hindsight, it was but the beginning of a quarter to remember. For the Trust, the month was about the benefits and disadvantages of diversification. Modest gains in equity indices trading were more than offset by losses in foreign exchange and fixed income, resulting in a loss for the month.
          November brought further global economic panic, as governments around the world continued to announce plans to help bolster sagging economies. The U.S. reversed course on its bailout effort, from buying troubled assets to facilitating lending flow. Economic data reflected another sharp drop in manufacturing, rising unemployment, and the largest drop in retail sales since 1992, prompting wild swings in both equity and bond markets. The Trust maintained a relatively low risk profile during the month, which resulted in marginal losses and gains across the sectors. For the Trust, losses in fixed income offset marginal gains in other sectors, resulting in a loss for the month.
          December saw more of the same on the global economic front. The Trust, however, took advantage of dramatic moves in the British Pound, particularly against the Euro, to achieve gains in foreign exchange. Likewise, fixed income trading was profitable as central banks across the globe continued to lower interest rates on persistent negative data. Overall, the Trust had a gain for December.

2007
For the 2007 decrease of 12.91% for Series B, approximately 12.79% was due to trading losses (before commissions) and approximately 4.69% due to brokerage fees, management fees, performance fees, and operating costs borne by the Trust offset by approximately 4.57% was due to interest income. An analysis of the 12.79% trading losses by sector is as follows:

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
2006
          Of the 2006 increase of 6.26% for Series B, approximately 6.61% was due to trading gains (before commissions) and approximately 4.68% was due to interest income, offset by approximately 5.03% due to brokerage fees, performance fees, and operating and offering costs borne by the Trust. An analysis of the 6.61% trading gain by sector is as follows:

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
The Trust’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2008, 2007 and 2006 and the trading gains/losses by market category for the years then ended.

	December 31, 2008
Market Sector	Value at Risk*	Gain/(Loss)**

Currencies	0.50%	(0.60)%
Interest Rates	0.29%	(4.69)%
Stock Indices	0.17%	8.68%
Commodities	0.06%	0.43%

Aggregate/Total	0.59%	3.82%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the year ended December 31, 2008. Of the return for the year ended December 31, 2008 for Series B, approximately 3.82% was due to trading gains (before commissions) and approximately 1.68% was due to interest income offset by approximately 4.25% in brokerage fees, management fees and operating costs borne by Series B giving a net return of 1.25%. Of the return for the period October 1, 2008 (commencement of trading) to December 31, 2008 for Series A, approximately 0.27% was due to trading losses (before commissions) and approximately 1.15% was due to brokerage fees, management fees, offering costs and operating costs borne by Series A offset by interest income of approximately 0.04% giving a net return of (1.38)%..

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Currencies	1.44%	(7.94)%
Stock Indices	0.50%	(2.90)%
Interest Rates	0.40%	0.80%
Energy	0.08%	(1.88)%
Agricultural and Metals	0.16%	(0.87)%

Aggregate/Total	1.68%	(12.79)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the year ended December 31, 2007 for Series B, approximately 12.79% was due to trading gains (before commissions) and approximately 4.69% in brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 4.57% due to interest income giving a net return of (12.91)%.

	December 31, 2006
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Stock Indices	0.75%	6.80%
Currencies	0.69%	1.80%
Energy	0.39%	(6.64)%
Long-Term Interest Rates	0.34%	(0.24)%
Short-Term Interest Rates	0.26%	3.14%
Agricultural / Metals	0.17%	1.75%

Aggregate/Total	1.41%	6.61%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Of the return for the year ended December 31, 2006 for Series B was approximately 6.61% was due to trading gains (before commissions), approximately 4.68% was due to interest income offset by approximately 5.03% due to brokerage fees, management fees, performance fees and operating costs borne by the Trust giving a net return of 6.26%.
Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Trust as of December 31, 2008, by market sector.
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
Agricultural
          The Trust’s agricultural exposure was to the fluctuations in the price of wheat, corn, coffee, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the primary non-trading risk exposures of the Trust as of December 31, 2008.
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
Item 8. Financial Statements and Supplementary Data
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 37 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.
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
Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, the Trust’s internal control over financial reporting was effective.
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
Item 9B. Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2008 that was not reported on Form 8-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
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

          Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, a Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Ms. Becks is also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. From December 1987 to June 1991, she was employed by Bank Maryland Corp, a publicly held company, as a Vice President and Chief Financial Officer. From September 1985 to December 1987, she worked with the public accounting firm Ernst & Young as a C.P.A. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
          D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.
          Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. Until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. Mr. Cleland has worked in the international derivatives industry for over thirty years, and has owned and managed firms engaged in global clearing, floor brokerage, trading and portfolio management. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Funds Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Cleland was a registered Associated Person and NFA Associate Member with Campbell & Company Investment Adviser LLC from December 2005 to April 2007.
          Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer of Campbell & Company since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services serving as Director in the Financial and Economic Consulting Practice. From May 1998 until November 2003, Mr. Donovan was employed by KPMG LLP in which he served in the capacity of Manager in the Forensic and Litigation Services Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

          Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. From October 1999 to July 2000, Mr. Harris worked as a futures and options broker for Refco Inc. (NY). From May 1997 to October 1999, he worked in the Sales and Product Development groups at Morgan Stanley Managed Futures. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.
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
          Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Investment Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., a private investment management firm, and its affiliates, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective April 15, 2003, April 15, 2003 and April 1, 2003, respectively. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
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

     Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Prior to joining Campbell, Ms.Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., from February 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities Inc. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., from January 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities, Inc. From April 1995 to September 2002, Ms. Wills-Zapata was employed by Dominion Capital Management, Inc., a global money management firm specializing in financial derivatives portfolios, where she served as a Principal and Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as a Principal and NFA Associate Member with Dominion Capital Management, Inc. from April 1995 to September 2002, from November 1999 to September 2002, and from April 1995 to September 2002, respectively. From December 1993 to April 1995, Ms. Wills-Zapata was employed by R.J. O’Brien & Associates, Inc., an independent futures brokerage firm, as an Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as an NFA Associate Member with R.J. O’Brien & Associates, Inc. from March 1995 to June 2000. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
          James M. Little, born in 1946, joined Campbell & Company in April 1990 and has served as Executive Vice President-Business Development and a Director since December 1992. Mr. Little is also the Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Little holds a B.S. in Economics and Psychology from Purdue University. From March 1989 to April 1990, Mr. Little was a registered representative of A.G. Edwards & Sons, Inc., a national full service brokerage firm. From January 1984 to March 1989, he was the Chief Executive Officer of James Little & Associates, Inc., a commodity pool operator and broker-dealer. Mr. Little was registered as an Associated Person and listed as a Principal with James Little & Associates, Inc. from February 1985 to May 1994 and as an NFA Associate Member from August 1985 to May 1994. Mr. Little is the co-author of The Handbook of Financial Futures, and is a frequent contributor to investment industry publications. Mr. Little became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 7, 1992, April 19, 1993 and August 7, 1992, respectively. Mr. Little became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively. Mr. Little retired at the end of 2008.
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

Code of Ethics
Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund accounting, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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
          Campbell & Company receives from the Trust A monthly management fee of 1/12 of 4% of the month-end net assets of the Series A units and Series B units, totaling approximately 4% of the average month-end net assets per year of the Series A units and Series B units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W units, totaling approximately 2% of average month-end net assets per year of the Series W units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A units) or on an ongoing basis with respect to Series B units (commencing with the 13th month with respect to Series A units) to selected selling agents who have sold the Series A units and the Series B units, in return for their provision of ongoing services to the Series A and/or the Series B unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of units sold by the selling agents, net of redemptions. In addition, Campbell & Company receives a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A units, Series B units and Series W units at the end of each quarter, exclusive of appreciation attributable to interest income.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2008, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2008, Campbell & Company owned 20.360 Units of Beneficial Interest having a value of $51,471.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.
Item 14. Principal Accounting Fees and Services
The principal accountant for the years ended December 31, 2008 and 2007 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2008 and 2007 were $74,050 and $79,000, respectively.

(b)	Audit Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 37 thereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document

1.01	Form of Selling Agreement among the Registrant, Campbell & Company and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.02	Declaration of Trust and Trust Agreement of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.03	Certificate of Trust of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.01	Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.02	Customer Agreement between the Registrant, Campbell & Company and ABN AMRO Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.03	Form of Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant, Campbell & Company and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

THE CAMPBELL FUND TRUST
By:	CAMPBELL & COMPANY, INC. Managing Operator

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 2009.

Signature	Capacity

/s/ D. Keith Campbell D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan Gregory T. Donovan	Chief Financial Officer

THE CAMPBELL FUND TRUST
ANNUAL REPORT
December 31, 2008

THE CAMPBELL FUND TRUST
INDEX

PAGES
Reports of Independent Registered Public Accounting Firm

Deloitte & Touche LLP	39

Financial Statements

Condensed Schedules of Investments December 31, 2008 and 2007	41-43

Statements of Financial Condition December 31, 2008 and 2007	44

Statements of Operations For the Years Ended December 31, 2008, 2007 and 2006	45

Statements of Cash Flows For the Years Ended December 31, 2008, 2007 and 2006	46

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2008, 2007 and 2006	47-48

Financial Highlights For the Years Ended December 31, 2008, 2007 and 2006	49-50

Notes to Financial Statements	51-55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
The Campbell Fund Trust
We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed of schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2008. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2008 and 2007, the results of its operations, cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 23, 2009

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2008

% of Net
	Values ($)	Asset Value

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$25,000,000	01/22/2009	U.S. Treasury Bills	$25,000,000	4.99%

Total United States government securities (cost, including accrued interest, — $25,000,000)			$25,000,000	4.99%

LONG FUTURES CONTRACTS

Description
Metals	$21,852	0.00%
Stock indices	$226,850	0.05%
Short-term interest rates	$860,185	0.17%
Long-term interest rates	$1,064,421	0.21%

Total long futures contracts	$2,173,308	0.43%

SHORT FUTURES CONTRACTS

Description
Agricultural	$(454,939)	(0.09)%
Energy	$(155,724)	(0.03)%
Metals	$(347,611)	(0.07)%
Stock indices	$(678,007)	(0.14)%
Short-term interest rates	$(84,325)	(0.02)%
Long-term interest rates	$(475,421)	(0.09)%

Total short futures contracts	$(2,196,027)	(0.44)%

Total futures contracts	$(22,719)	(0.01)%

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2008

% of Net
	Values ($)	Asset Value

FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$5,898,461	1.18%
Various short forward currency contracts	$(3,203,651)	(0.64)%

Total forward currency contracts	$2,694,810	0.54%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $202,448)	$109,058	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $739,584)	$(665,741)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$488,681,500	$31,596,452
Restricted cash	14,578,416	0
United States government securities	0	468,028,947
Net unrealized gain (loss) on open futures contracts	(22,719)	4,629,519

Total equity in broker trading accounts	503,237,197	504,254,918

Cash and cash equivalents	15,195	42,940,668
United States government securities	25,000,000	298,709,792
Options purchased, at fair value (premiums paid — $202,448 and $1,639,099, respectively)	109,058	1,111,729
Net unrealized gain (loss) on open forward currency contracts	2,694,810	(14,222,779)
Interest receivable	5,337	97,231
Subscriptions receivable	2,163,382	39,248
Other assets	0	648

Total assets	$533,224,979	$832,931,455

LIABILITIES
Cash deficit at forwards broker	$67,540	$0
Accounts payable	117,146	100,748
Management fee	1,767,267	2,772,355
Options written, at fair value (premiums received — $739,584 and $920,640, respectively)	665,741	429,067
Accrued commissions and other trading fees on open contracts	30,509	76,863
Offering costs payable	619	0
Redemptions payable	29,369,592	54,813,646

Total liabilities	32,018,414	58,192,679

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units
Other Unitholders — 1,052.200 and 0.000 units outstanding at December 31, 2008 and December 31, 2007	2,656,823	0

Series B Units
Managing Operator — 20.360 units outstanding at December 31, 2008 and December 31, 2007	51,471	50,838
Other Unitholders — 197,186.512 and 310,254.708 units outstanding at December 31, 2008 and December 31, 2007	498,498,271	774,687,938

Total unitholders’ capital (Net Asset Value)	501,206,565	774,738,776

Total liabilities and unitholders’ capital (Net Asset Value)	$533,224,979	$832,931,455

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$33,097,735	$(25,846,706)	$18,977,950
Change in unrealized	(4,652,238)	(24,810,820)	31,664,196
Brokerage commissions	(856,401)	(1,781,328)	(1,885,399)

Net gain (loss) from futures trading	27,589,096	(52,438,854)	48,756,747

Forward currency and options on forward currency trading gains (losses)
Realized	(19,095,861)	(29,870,447)	(54,634,323)
Change in unrealized	16,933,839	(53,572,831)	71,058,263
Brokerage commissions	(84,502)	(780,643)	(560,530)

Net gain (loss) from forward currency and options on forward currency trading	(2,246,524)	(84,223,921)	15,863,410

Total net trading gain (loss)	25,342,572	(136,662,775)	64,620,157

INTEREST INCOME NET OF EXPENSES
Income
Interest income	10,467,453	46,531,028	51,891,355

Expenses
Management fee	25,405,845	41,054,959	44,503,132
Performance fee	0	3,914,242	8,574,956
Operating expenses	193,586	204,930	184,685

Total expenses	25,599,431	45,174,131	53,262,773

Interest income net of expenses	(15,131,978)	1,356,897	(1,371,418)

NET INCOME (LOSS)	$10,210,594	$(135,305,878)	$63,248,739

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1) (based on weighted average number of units outstanding during the year)

Series A	$(32.19)	$0.00	$0.00

Series B	$41.06	$(360.46)	$153.91

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1)

Series A	$(35.35)	$0.00	$0.00

Series B	$31.11	$(370.14)	$168.95

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for the Series A Units for the years ended December 31, 2007 and 2006. The amounts shown for 2008 are for the period October 1, 2008 (commencement of trading) to December 31, 2008.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from (for) operating activities
Net income (loss)	$10,210,594	$(135,305,878)	$63,248,739
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(12,281,601)	78,383,651	(102,722,459)
(Increase) decrease in restricted cash	(14,578,416)	0	0
(Increase) decrease in option premiums paid	1,436,651	(823,338)	(815,761)
Increase (decrease) in option premiums received	(181,056)	446,294	474,346
(Increase) decrease in interest receivable	91,894	320,413	(277,915)
(Increase) decrease in other assets	648	(648)	0
Increase (decrease) in accounts payable and accrued expenses	(1,035,044)	(1,347,758)	(1,943,823)
Net maturities (purchases) of investments in United States government securities	741,738,739	157,038,705	(170,399,949)

Net cash from (for) operating activities	725,402,409	98,711,441	(212,436,822)

Cash flows from (for) financing activities
Addition of units	9,404,485	26,024,191	200,977,020
Increase (decrease) in subscription deposits	0	0	(1,300,000)
Redemption of units	(320,714,859)	(236,172,102)	(87,633,679)
Offering costs paid	0	0	0

Net cash from (for) financing activities	(311,310,374)	(210,147,911)	112,043,341

Net increase (decrease) in cash and cash equivalents	414,092,035	(111,436,470)	(100,393,481)

Cash and cash equivalents
Beginning of year	74,537,120	185,973,590	286,367,071

End of year	$488,629,155	$74,537,120	$185,973,590

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$488,681,500	$31,596,452	$133,411,031
Cash deficit at forwards broker	(67,540)	0	0
Cash and cash equivalents	15,195	42,940,668	52,562,559

Total end of year cash and cash equivalents	$488,629,155	$74,537,120	$185,973,590

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Changes in Unitholders’ Capital (net Asset Value)
For the Years Ended December 31, 2008, 2007 and 2006

	Unitholders’ Capital — Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount

Balances at December 31, 2005	20.360	$54,934	346,403.516	$934,642,953	346,423.876	$934,697,887
Net income (loss) for the year ended December 31, 2006		3,440		63,245,299		63,248,739
Additions	0.000	0	95,487.905	262,396,684	95,487.905	262,396,684
Redemptions	0.000	0	(39,411.951)	(106,344,512)	(39,411.951)	(106,344,512)

Balances at December 31, 2006	20.360	58,374	402,479.470	1,153,940,424	402,499.830	1,153,998,798

Net income (loss) for the year ended December 31, 2007		(7,536)		(135,298,342)		(135,305,878)
Additions	0.000	0	9,471.225	26,063,439	9,471.225	26,063,439
Redemptions	0.000	0	(101,695.987)	(270,017,583)	(101,695.987)	(270,017,583)

Balances at December 31, 2007	20.360	50,838	310,254.708	774,687,938	310,275.068	774,738,776

Net income (loss) for the year ended December 31, 2008		633		10,216,252		10,216,885
Additions	0.000	0	3,499.136	8,864,886	3,499.136	8,864,886
Redemptions	0.000	0	(116,567.332)	(295,270,805)	(116,567.332)	(295,270,805)

Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742

Net Asset Value per Managing Operator and Other Unitholders’ Unit — Series B
December 31, 2008	December 31, 2007	December 31, 2006

$2,528.05	$2,496.94	$2,867.08

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Changes in Unitholders’ Capital (net Asset Value)
For the Years Ended December 31, 2008, 2007 and 2006

	Series A (1)
	Units	Amount

Balances at December 31, 2007	0.000	$0

Net income (loss) for the year ended December 31, 2008		(6,291)
Additions	1,052.200	2,663,733
Offering costs		(619)

Balances at December 31, 2008	1,052.200	$2,656,823

Net Asset Value per Other Unitholders’ Unit — Series A(1)
December 31, 2008

$2,525.02

(1)	Series A Units commenced trading on October 1, 2008.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For the Years Ended December 31, 2008, 2007 and 2006
The following information presents per unit operating performance data and other supplemental financial data for Series A for the period October 1, 2008 (commencement of trading) to December 31, 2008. This information has been derived from information presented in the financial statements.

Series A
2008
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year(5)	$2,560.37

Income (loss) from operations:
Total net trading gains (losses)(1)	(7.62)
Interest income net of expenses(1)	(24.56)

Total net income (loss) from operations	(32.18)

Offering costs(1)	(3.17)

Net asset value per unit at end of year	$2,525.02

Total Return	(1.38)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.03%
Performance fee	0.00%

Total expenses	4.03%

Interest income net of expenses (2,3,4)	(3.88)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit is calculated by dividing the interest income net of expenses by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Interest income net of expenses is shown as a positive amount when the interest income exceeds expenses for the period and a negative number when expenses exceed interest income for the period.

(4)	Annualized .

(5)	Represents the net asset value per Series A Unit at October 1, 2008 (commencement of trading).
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For the Years Ended December 31, 2008, 2007 and 2006
The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2008, 2007 and 2006. This information has been derived from information presented in the financial statements.

	Series B
	2008	2007	2006
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,496.94	$2,867.08	$2,698.13

Income (loss) from operations:
Total net trading gains (losses) (1)	91.91	(373.75)	172.29
Interest income net of expenses (1)	(60.80)	3.61	(3.34)

Total net income (loss) from operations	31.11	(370.14)	168.95

Net asset value per unit at end of year	$2,528.05	$2,496.94	$2,867.08

Total Return	1.25%	(12.91)%	6.26%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.10%	4.05%	4.03%
Performance fee	0.00%	0.38%	0.77%

Total expenses	4.10%	4.43%	4.80%

Interest income net of expenses (2,3)	(2.42)%	0.52%	(0.65)%

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
December 31, 2008
Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective August 31, 2008, the Trust began offering Series A units, Series B units and Series W units. The units in the Trust prior to that date became Series B units. Series B units are only available for additional investment by existing holders of Series B units. As of December 31, 2008, no Series W units have been issued.

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

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2008
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2008, the Trust did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of December 31, 2008.

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$25,000,000	$0	$25,000,000
Other Financial Instruments

Exchange-traded futures contracts	(22,719)	0	0	(22,719)
Forward currency contracts	0	2,694,810	0	2,694,810
Options purchased	0	109,058	0	109,058
Options written	0	(665,741)	0	(665,741)

Total	$(22,719)	$27,138,127	$0	$27,115,408

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

E.	Cash Deficit at Forwards Broker

The Trust recorded a bank overdraft of $67,540 which resulted from estimates of available cash.

F.	Income Taxes

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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that FIN 48 does not have a material impact on the Trust’s financial statements. The Trust files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G.	Offering Costs

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $111,829 for Series A units and $31,754 for Series W units.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2008
H.	Foreign Currency Transactions

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

I.	Allocations

Income or loss (prior to calculation of the management fee, service fee, offering costs and performance fee) is allocated pro rata to each Series of units. Each Series of units is then charged the management fee, service fee, offering costs and performance fee applicable to such Series of units.

j.	Recently Issued Accounting Pronouncements

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
December 31, 2008
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2008 and December 31, 2007 was $25,000,000 and $766,738,739, respectively, which equals 5% and 99% of Net Asset Value, respectively. The cash balance with interbank market makers at December 31, 2008 and December 31, 2007 was $(67,540) and $42,358,497, respectively, which equals (0)% and 5% of Net Asset Value, respectively. These amounts are included in cash deficit at fowards broker and cash and cash equivalents, respectively. Included in cash deposits with the broker and interbank market maker at December 31, 2008 and December 31, 2007 was restricted cash for margin requirements of $14,578,416 and $0 respectively, which equals 3% and 0% of Net Asset Value, respectively.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Gross unrealized gains	$3,247,644	$12,382,973	$13,542,469	$16,549,821
Gross unrealized losses	(3,270,363)	(7,753,454)	(10,867,206)	(30,808,397)

Net unrealized gain (loss)	$(22,719)	$4,629,519	$2,675,263	$(14,258,576)

Open contracts generally mature within three months; as of December 31, 2008, the latest maturity date for open futures contracts is September 2009, the latest maturity date for open forward currency contracts is March 2009, and the latest expiry date for options on forward currency contracts is January 2009. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2008
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