Form 10-Q
period 2009-03-31
CAMPBELL FUND TRUST
filed 2009-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File number: 0-50264
THE CAMPBELL FUND TRUST
(Exact name of registrant as specified in charter)

Delaware	94-6260018

(State of Organization)	(IRS Employer Identification Number)
2850 Quarry Lake Drive,
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)
(410) 413-2600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Total number of Pages 36

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of March 31, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of March 31, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	10-11

Financial Highlights for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	12-14

Notes to Financial Statements (Unaudited)	15-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28-33

Item 4(T). Controls and Procedures	34

PART II — OTHER INFORMATION	35

Item 6. Exhibits and Reports on Form 8-K	35

SIGNATURES	36

CERTIFICATIONS

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity	% of Net
Face Value	Date	Description	Values ($)	Asset Value
$400,000,000	04/16/2009	U.S. Treasury Bills	$399,989,167	87.12%
$23,000,000	04/16/2009	U.S. Treasury Bills	$22,999,329	5.01%

Total United States government securities (cost, including accrued interest, - $422,988,496)	$422,988,496	92.13%

LONG FUTURES CONTRACTS

Description
Agricultural	$99,900	0.02%
Energy	$(110,380)	(0.02)%
Metals	$64,718	0.01%
Stock indices	$(2,530)	0.00%
Short-term interest rates	$1,229,225	0.27%
Long-term interest rates	$1,789,789	0.39%

Total long futures contracts	$3,070,722	0.67%

SHORT FUTURES CONTRACTS

Description
Agricultural	$(323,832)	(0.07)%
Energy	$660,625	0.14%
Metals	$(977,111)	(0.21)%
Stock indices	$(4,551,696)	(0.99)%
Short-term interest rates	$(11,088)	0.00%
Long-term interest rates	$67,283	0.01%

Total short futures contracts	$(5,135,819)	(1.12)%

Total futures contracts	$(2,065,097)	(0.45)%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2009 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$6,813,826	1.48%
Various short forward currency contracts	$(6,808,233)	(1.48)%

Total forward currency contracts	$5,593	0.00%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid — $186,202)	$139,806	0.03%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received — $667,938)	$(814,492)	(0.18)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008

UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity	% of Net
Face Value	Date	Description	Values ($)	Asset Value
$25,000,000	01/22/2009	U.S. Treasury Bills	$25,000,000	4.99%

Total United States government securities (cost, including accrued interest, - $25,000,000)	$25,000,000	4.99%

LONG FUTURES CONTRACTS

Description
Metals	$21,852	0.00%
Stock indices	$226,850	0.05%
Short-term interest rates	$860,185	0.17%
Long-term interest rates	$1,064,421	0.21%

Total long futures contracts	$2,173,308	0.43%

SHORT FUTURES CONTRACTS

Description
Agricultural	$(454,939)	(0.09)%
Energy	$(155,724)	(0.03)%
Metals	$(347,611)	(0.07)%
Stock indices	$(678,007)	(0.14)%
Short-term interest rates	$(84,325)	(0.02)%
Long-term interest rates	$(475,421)	(0.09)%

Total short futures contracts	$(2,196,027)	(0.44)%

Total futures contracts	$(22,719)	(0.01)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$51,648,615	$488,681,500
Restricted cash	0	14,578,416
United States government securities	399,989,167	0
Net unrealized gain (loss) on open futures contracts	(2,065,097)	(22,719)

Total equity in broker trading accounts	449,572,685	503,237,197

Cash and cash equivalents	4,538,641	15,195
United States government securities	22,999,329	25,000,000
Options purchased, at fair value (premiums paid — $186,202 and $202,448, respectively)	139,806	109,058
Net unrealized gain (loss) on open forward currency contracts	5,593	2,694,810
Interest receivable	0	5,337
Subscriptions receivable	434,162	2,163,382

Total assets	$477,690,216	$533,224,979

LIABILITIES
Cash deficit at forwards broker	$0	$67,540
Accounts payable	113,472	117,146
Interest payable	18,911	0
Management fee	1,584,731	1,767,267
Service fee	4	0
Options written, at fair value (premiums received — $667,938 and $739,584, respectively)	814,492	665,741
Accrued commissions and other trading fees on open contracts	40,116	30,509
Offering costs payable	1,244	619
Redemptions payable	16,009,968	29,369,592

Total liabilities	18,582,938	32,018,414

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units
Other Unitholders — 1,606.687 and 1,052.200 units outstanding at March 31, 2009 and December 31, 2008	4,028,926	2,656,823
Series B Units
Managing Operator — 20.360 units outstanding at March 31, 2009 and December 31, 2008	51,180	51,471
Other Unitholders — 180,908.114 and 197,186.512 units outstanding at March 31, 2009 and December 31, 2008	454,760,050	498,498,271
Series W Units
Other Unitholders — 106.170 and 0.000 units outstanding at March 31, 2009 and December 31, 2008	267,122	0

Total unitholders’ capital (Net Asset Value)	459,107,278	501,206,565

Total liabilities and unitholders’ capital (Net Asset Value)	$477,690,216	$533,224,979

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,933,880	$24,388,323
Change in unrealized	(2,042,379)	(14,171,083)
Brokerage commissions	(160,207)	(276,395)

Net gain (loss) from futures trading	(268,706)	9,940,845

Forward currency and options on forward currency trading gains (losses)
Realized	5,602,910	(16,129,842)
Change in unrealized	(2,862,622)	18,057,459
Brokerage commissions	(10,516)	(36,822)

Net gain (loss) from forward currency and options on forward currency trading	2,729,772	1,890,795

Total net trading gain (loss)	2,461,066	11,831,640

INTEREST INCOME NET OF EXPENSES
Income
Interest income	4,328	5,149,129

Expenses
Management fee	4,921,540	7,509,744
Service fee	4	0
Operating expenses	46,303	52,145

Total expenses	4,967,847	7,561,889

Interest income net of expenses	(4,963,519)	(2,412,760)

NET INCOME (LOSS)	$(2,502,453)	$9,418,880

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)
Series A (1)	$(21.39)	$0.00

Series B	$(12.89)	$31.74

Series W (2)	$(47.16)	$0.00

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A (1)	$(17.42)	$0.00

Series B	$(14.29)	$30.96

Series W (2)	$(48.18)	$0.00

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for Series A Units for the three months ended March 31, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, the information shown is for the period March 1, 2009 through March 31, 2009. No information is provided for Series W Units for the three months ended March 31, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(2,502,453)	$9,418,880
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	4,905,001	(3,886,376)
(Increase) decrease in restricted cash	14,578,416	0
(Increase) decrease in option premiums paid	16,246	1,372,296
Increase (decrease) in option premiums received	(71,646)	(745,293)
Increase (decrease) in interest receivable	5,337	(8,340)
(Increase) decrease in interest payable	18,911	0
(Increase) decrease in other assets	0	648
Increase (decrease) in accounts payable and accrued expenses	(176,599)	(419,011)
Net maturities (purchases) of investments in United States government securities	(397,988,499)	148,062,221

Net cash from (for) operating activities	(381,215,286)	153,795,025

Cash flows from (for) financing activities
Addition of units	3,931,180	5,105,527
Redemption of units	(55,154,986)	(128,329,991)
Offering costs paid	(2,807)	0

Net cash from (for) financing activities	(51,226,613)	(123,224,464)

Net increase (decrease) in cash and cash equivalents	(432,441,899)	30,570,561

Cash and cash equivalents
Beginning of period	488,629,155	74,537,120

End of period	$56,187,256	$105,107,681

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$51,648,615	$92,330,446
Cash and cash equivalents	4,538,641	12,777,235

Total end of period cash and cash equivalents	$56,187,256	$105,107,681

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Unitholders’ Capital - Series B
	Managing
	Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2009

Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742

Net income (loss) for the three months ended March 31, 2009		(291)		(2,478,874)		(2,479,165)
Additions	0.000	0	64.053	161,015	64.053	161,015
Redemptions	0.000	0	(16,342.451)	(41,420,362)	(16,342.451)	(41,420,362)

Balances at March 31, 2009	20.360	$51,180	180,908.114	$454,760,050	180,928.474	$454,811,230

Three Months Ended March 31, 2008

Balances at December 31, 2007	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss) for the three months ended March 31, 2008		630		9,418,250		9,418,880
Additions	0.000	0	2,020.873	5,066,279	2,020.873	5,066,279
Redemptions	0.000	0	(42,644.950)	(107,572,650)	(42,644.950)	(107,572,650)

Balances at March 31, 2008	20.360	$51,468	269,630.631	$681,599,817	269,650.991	$681,651,285

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
$2,513.76	$2,528.05	$2,527.90	$2,496.94

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Series A (1)		Series W (2)
	Units	Amount	Units	Amount
Three Months Ended March 31, 2009

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the three months ended March 31, 2009		(23,104)		(184)
Additions	702.885	1,773,635	106.170	267,310
Redemptions	(148.398)	(375,000)	0.000	0
Offering costs		(3,428)		(4)

Balances at March 31, 2009	1,606.687	$4,028,926	106.170	$267,122

Net Asset Value per Other Unitholders’ Unit - Series A (1)
March 31, 2009	December 31, 2008	March 31, 2008	December 31, 2007
$2,507.60	$2,525.02	$0.00	$0.00

Net Asset Value per Other Unitholders’ Unit - Series W (2)
March 31, 2009	February 28, 2009	March 31, 2008	December 31, 2007
$2,515.98	$2,564.16	$0.00	$0.00

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for the three months ended March 31, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, no information is provided for the three months ended March 31, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series A (6)
	Three Months Ended
	March 31,
	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,525.02	$0.00

Income (loss) from operations:
Total net trading gains (losses) (1)	11.37	0.00
Interest income net of expenses (1)	(25.62)	0.00

Total net income (loss) from operations	(14.25)	0.00

Offering costs (1)	(3.17)	0.00

Net asset value per unit at end of period	$2,507.60	$0.00

Total Return (3)	(0.69)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.96%	0.00%
Performance fee (3)	0.00%	0.00%

Total expenses	3.96%	0.00%

Interest income net of expenses (2),(4),(5)	(3.96)%	0.00%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit is calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses is shown as a positive amount when interest income exceeds expenses excluding the performance fee for the period and is shown as a negative amount when expenses excluding performance fee exceed interest income for the period.

(6)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for Series A Units for the three months ended March 31, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended
	March 31,
	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,528.05	$2,496.94

Income (loss) from operations:
Total net trading gains (losses) (1)	11.38	39.09
Interest income net of expenses (1)	(25.67)	(8.13)

Total net income (loss) from operations	(14.29)	30.96

Net asset value per unit at end of period	$2,513.76	$2,527.90

Total Return (3)	(0.57)%	1.24%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.08%	4.10%
Performance fee (3)	0.00%	0.00%

Total expenses	4.08%	4.10%

Interest income net of expenses (2),(4),(5)	(4.08)%	(1.31)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series W (6)
	Three Months Ended
	March 31,
	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,564.16	$0.00

Income (loss) from operations:
Total net trading gains (losses) (1)	(42.02)	0.00
Interest income net of expenses (1)	(5.13)	0.00

Total net income (loss) from operations	(47.15)	0.00

Offering costs (1)	(1.03)	0.00

Net asset value per unit at end of period	$2,515.98	$0.00

Total Return (3)	(1.88)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.47%	0.00%
Performance fee (3)	0.00%	0.00%

Total expenses	2.47%	0.00%

Interest income net of expenses (2),(4),(5)	(2.47)%	0.00%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit is calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses is shown as a positive amount when interest income exceeds expenses excluding the performance fee for the period and is shown as a negative amount when expenses excluding performance fee exceed interest income for the period.

(6)	Series W Units commenced trading on March 1, 2009; therefore, the information shown is for the period March 1, 2009 through March 31, 2009. No information is provided for Series W Units for the three months ended March 31, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
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
MARCH 31, 2009 (UNAUDITED)
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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also include U.S. Treasury bills.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2009, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a reoccurring basis as of March 31, 2009 and December 31, 2008.

	Fair Value at March 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$422,988,496	$0	$422,988,496
Other Financial Instruments
Exchange-traded futures contracts	(2,065,097)	0	0	(2,065,097)
Forward currency contracts	0	5,593	0	5,593
Options purchased	0	139,806	0	139,806
Options written	0	(814,492)	0	(814,492)

Total	$(2,065,097)	$422,319,403	$0	$420,254,306

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$25,000,000	$0	$25,000,000
Other Financial Instruments
Exchange-traded futures contracts	(22,719)	0	0	(22,719)
Forward currency contracts	0	2,694,810	0	2,694,810
Options purchased	0	109,058	0	109,058
Options written	0	(665,741)	0	(665,741)

Total	$(22,719)	$27,138,127	$0	$27,115,408

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

E.	Cash Deficit at Interbank Market Maker

At December 31, 2008, the Trust recorded an overdraft of $67,540 which resulted from estimates of available cash.

F.	Income Taxes

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $400,439 and $111,829 for Series A units and $107,877 and $31,754 for Series W units respectively.

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
MARCH 31, 2009 (UNAUDITED)
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
Note 7. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at March 31, 2009 and December 31, 2008 was $422,988,496 and $25,000,000, respectively, which equals 92% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2009 and December 31, 2008 was $3,575,282 and $(67,540), respectively, which equals 1% and -0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $14,578,416 respectively, which equals 0% and 3% of Net Asset Value respectively.

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
MARCH 31, 2009 (UNAUDITED)
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Gross unrealized gains	$6,064,001	$3,247,644	$18,053,751	$13,542,469
Gross unrealized losses	(8,129,098)	(3,270,363)	(18,241,108)	(10,867,206)

Net unrealized gain (loss)	$(2,065,097)	$(22,719)	$(187,357)	$2,675,263

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Trusts first fiscal year beginning after November 15, 2008. The Trust adopted the provisions of SFAS 161 effective January 1, 2009.
The following tables summarize quantitative information required by SFAS 161.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2009	March 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$175,194	$(399,126)	$(223,932)
Energy Contracts	Equity in broker trading accounts	1,105,638	(555,393)	550,245
Metal Contracts	Equity in broker trading accounts	95,138	(1,007,529)	(912,391)
Stock Indices Contracts	Equity in broker trading accounts	350,178	(4,904,405)	(4,554,227)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,427,749	(209,611)	1,218,138
Long Term Interest Rate Contracts	Equity in broker trading accounts	2,910,104	(1,053,034)	1,857,070
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	17,844,255	(17,838,662)	5,593
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	139,806	0	139,806
Written Options on Forward Currency Contracts	Options written, at fair value	0	(814,492)	(814,492)

Totals		$24,048,062	$(26,782,252)	$(2,734,190)

*	Derivatives not designated as hedging instruments under Statement 133
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2009 is as follows:

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

Trading Revenue for
the Three Months Ended
Type of Instrument	March 31, 2009
Agricultural Contracts	$669,615
Energy Contracts	$(116,054)
Metal Contracts	(2,183,837)
Stock Indices Contracts	(4,040,579)
Short-Term Interest Rate Contracts	3,564,459
Long Term Interest Rate Contracts	1,913,493
Forward Currency Contracts	(178,786)
Purchased Options on Forward Currency Contracts	(998,963)
Written Options on Forward Currency Contracts	3,918,037

Total	$2,547,385

Trading Revenue for
the Three Months Ended
Line Item in the Statement of Operations	March 31, 2009
Futures trading gains (losses):
Realized	$1,849,476
Change in unrealized	$(2,042,379)
Forward currency and options on forward currency trading gains (losses):
Realized	$5,602,910
Change in unrealized	(2,862,622)

Total	$2,547,385

For the three months ended March 31, 2009, the monthly average of futures contracts bought and sold was approximately 10,100 and the monthly average of notional value of forward currency and options on forward currency contacts was $1,663,500,000.
Open contracts generally mature within three months; as of March 31, 2009, the latest maturity date for open futures contracts is June 2010, the latest maturity date for open forward currency contracts is June 2009, and the latest expiry date for options on forward currency contracts is April 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Fund’s non-trading instruments (Treasury Bills held for cash management purposes) by limiting the duration of such instruments to no more than six months.
Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)
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
Note 9. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2009 and 2008.

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
As of March 31, 2009, the aggregate capitalization of the Trust was $459,107,278 with Series A, Series B and Series W comprising $4,028,926, $454,811,230 and $267,122, respectively of the total. The Net Asset Value per Unit was $2,507.60 for Series A, $2,513.76 for Series B and $2,515.98 for Series W.
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

Liquidity
Most United States futures exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s futures trading operations, the Trust’s assets are expected to be highly liquid.
The entire offering proceeds, without deductions, will be credited to the Trust’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading activities. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
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
Results of Operations
The return for the three months ended for Series A as of March 31, 2009 was (0.69)%. The returns for Series B for the three months ended March 31, 2009 and 2008 were (0.57)% and 1.24%, respectively. The return for Series W for the one month period of March 1, 2009 (commencement of trading) through March 31, 2009 was (1.88)%.

2009
Of the 2009 year-to-date decrease of 0.69% for Series A, approximately 1.19% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.50% due to trading gains (before commissions). Interest income totaled 0.00%.
Of the 2009 year-to-date decrease of 0.57% for Series B, approximately 1.07% due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.50% due to trading gains (before commissions). Interest income totaled 0.00%.
Of the decrease of 1.88% for Series W for the period March 1, 2009 (commencement of trading) through March 31, 2009, approximately 1.59% was due to trading losses (before commissions) and approximately 0.29% was due to brokerage fees, management fees, services fees, operating costs and offering costs borne by Series W. Interest income totaled 0.00%.
An analysis of the 0.50% gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.42%
Currencies	0.59
Commodities	(0.54)
Stock Indices	(0.97)

0.50%

Obama’s stimulus plan took center stage in January; however, weak economic data continued to negatively impact global stock markets into the start of the New Year. An early month rally fizzled quickly, causing notable declines in major global indices. The Trust gained in equity indices trading on net short positions across each region. Gains were recorded in fixed income trading as the world’s central banks continued to lower interest rates. Mounting fiscal deficits and huge issuance needs begin to weigh heavy on the long-end; however, credit markets generally improved in January with yield spreads continuing to contract. Foreign exchange trading finished slightly negative on the month. Risk aversion and capital preservation benefited the Trust’s net long U.S. Dollar position; however, the UK government’s unprecedented move to give the Bank of England power to increase their stake in Royal Bank of Scotland to 70% helped fuel a late month rally in the British Pound, eliminating gains from a previous decline. Commodity trading was generally flat on volatility across precious and base metals and a slowing of the negative energy trend.
In February, the U.S. government’s ability to address the economic crisis was met with skepticism by Wall Street. Economic data remained persistently weak, especially on the employment and housing fronts. The U.S. was not alone in reporting negative news, as European and Asian economies also continued with the release of dismal economic data such as declining exports and falling dividends. The majority of February gains in the Trust resulted from equity indices trading, particularly from short positions in the U.S. and Asia. Additional gains were recorded in foreign exchange trading as investors continued to feed U.S. Dollar strength, particularly relative to the Japanese Yen. The U.S. Dollar continues to be the safe haven pick as the risk aversion theme continued, as evidenced by the U.S. treasury yields recording all-time lows.
Stock markets rallied in March as the 2008 fourth quarter earnings announcements subsided and large U.S. banks announced they would be profitable for the first two months of 2009. The majority of the Trust’s losses in March resulted from equity indices trading, as the equity rally adversely impacted net short positions globally.

Commodities recorded minimal losses as energy price swings have become correlated with equities and metals surged on news of China’s economic stimulus plan. Gains from fixed income markets were recorded from the Trust’s long global bond positions as prices moved significantly higher on announcements from the Swiss, British and American Central Banks on their intentions of adding liquidity by purchasing medium to long-term bonds in the market. Foreign exchange trading resulted in minimal gains as investors sought currencies whose home central banks were not keen on engaging in quantitative easing.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2009 and December 31, 2008 and the trading gains/losses by market category for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Stock Indices	0.64%	(0.97)%
Currencies	0.55%	0.59%
Interest Rates	0.38%	1.42%
Commodities	0.22%	(0.54)%

Aggregate/Total	1.22%	0.50%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Trust for the three months ended March 31, 2009.
Of the return for the three months ended March 31, 2009 for Series A, approximately 1.19% was due to brokerage fees, management fees, operating coast and offering costs borne by Series A offset by approximately 0.50% due to trading gains (before commissions) and interest income of approximately 0.00% giving a net return of (0.69)%.
Of the return for the three months ended March 31, 2009 for Series B, approximately 1.07% due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.50% due to trading gains (before commissions) and interest income of approximately 0.00% giving a net return of (0.57)%.
Of the return for the one month period beginning March 1, 2009 and ending March 31, 2009 for Series W, approximately 1.59% was due to trading losses (before commissions), approximately 0.29% was due to brokerage fees, management fees, sales fees, operating costs and offering costs borne by Series W and interest income of approximately 0.00% giving a net return of (1.88)%.

	December 31, 2008
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.50%	(0.60)%
Interest Rates	0.29%	(4.69)
Stock Indices	0.17%	8.68%
Commodities	0.06%	0.43%

Aggregate/Total	0.59%	3.82%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Trust for the year ended December 31, 2008.
Of the return for the period October 1, 2008 (commencement of trading) to December 31, 2008 for Series A, approximately 0.27% was due to trading losses (before commissions) and approximately 1.15% was due to brokerage fees, management fees, offering costs and operating costs borne by Series A offset by interest income of approximately 0.04% giving a net return of (1.38)%.

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

     The following represent the primary trading risk exposures of the Trust as of March 31, 2009, by market sector.
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
Stock Indices
     The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Netherlands and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)
Energy
     The Trust’s primary energy market exposure is to crude oil and derivative product price movements often resulting from political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
     The Trust’s metals market exposure is to fluctuations in the price of copper, nickel, silver, gold and zinc.

Agricultural
     The Trust’s agricultural exposure is to the fluctuations of the price of wheat, corn, coffee and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of March 31, 2009.
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2009	By:	/s/ Theresa D. Becks

Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3

31.02	Certification by Chief Financial Officer	E 4 – E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1