Form 10-Q
period 2009-06-30
CAMPBELL FUND TRUST
filed 2009-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑

Total number of Pages: 35

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of June 30, 2009 (Unaudited) and December 31, 2008	3-6

Statements of Financial Condition as of June 30, 2009 (Unaudited) and December 31, 2008	7

Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	8

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	10-11

Financial Highlights for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)	12-14

Notes to Financial Statements (Unaudited)	15-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3. Quantitative and Qualitative Disclosure About Market Risk	27-33

Item 4(T). Controls and Procedures	33

PART II — OTHER INFORMATION	34

Item 6. Exhibits and Reports on Form 8-K	34

SIGNATURES	35

CERTIFICATIONS

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)

				% of Net
			Values ($)	Asset Value
	UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity
Face Value	Date	Description
$390,000,000	07/09/2009	U.S. Treasury Bills	$389,993,516	97.81%
	Total United States government securities
	(cost, including accrued interest, - $389,993,516)		$389,993,516	97.81%

	LONG FUTURES CONTRACTS

	Description
	Energy		$(379,603)	(0.10)%
	Metals		$(293,344)	(0.07)%
	Stock indices		$869,056	0.22%
	Short-term interest rates		$416,077	0.10%
	Long-term interest rates		$179,617	0.05%

	Total long futures contracts		$791,803	0.20%

	SHORT FUTURES CONTRACTS

	Description
	Agricultural		$227,899	0.06%
	Energy		$208,740	0.05%
	Metals		$1,016	0.00%
	Stock indices		$865,421	0.22%
	Short-term interest rates		$50,614	0.01%
	Long-term interest rates		$(2,132,444)	(0.54)%

	Total short futures contracts		$(778,754)	(0.20)%

	Total futures contracts		$13,049	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2009 (Unaudited)

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$1,554,311	0.39%
Various short forward currency contracts	$(1,473,999)	(0.37)%

Total forward currency contracts	$80,312	0.02%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $196,190)	$205,267	0.05%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $597,675)	$(369,268)	(0.09)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008

		% of Net
	Values ($)	Asset Value
FORWARD CURRENCY CONTRACTS

Description
Various long forward currency contracts	$5,898,461	1.18%
Various short forward currency contracts	$(3,203,651)	(0.64)%

Total forward currency contracts	$2,694,810	0.54%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Purchased options on forward currency contracts (premiums paid - $202,448)	$109,058	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

Description
Written options on forward currency contracts (premiums received - $739,584)	$(665,741)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$14,004,331	$488,681,500
Restricted cash	0	14,578,416
United States government securities	374,993,750	0
Net unrealized gain (loss) on open futures contracts	13,049	(22,719)

Total equity in broker trading accounts	389,011,130	503,237,197

Cash and cash equivalents	10,290,518	15,195
United States government securities	14,999,766	25,000,000
Options purchased, at fair value (premiums paid - $196,190 and $202,448, respectively)	205,267	109,058
Net unrealized gain (loss) on open forward currency contracts	80,312	2,694,810
Interest receivable	0	5,337
Subscriptions receivable	401,467	2,163,382

Total assets	$414,988,460	$533,224,979

LIABILITIES
Cash deficit at forwards broker	$0	$67,540
Accounts payable	61,600	117,146
Interest payable	9,541	0
Management fee	1,371,806	1,767,267
Service fee	179	0
Options written, at fair value (premiums received - $597,675 and $739,584, respectively)	369,268	665,741
Accrued commissions and other trading fees on open contracts	42,379	30,509
Offering costs payable	3,306	619
Redemptions payable	14,410,271	29,369,592

Total liabilities	16,268,350	32,018,414

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units
Other Unitholders - 4,121.138 and 1,052.200 units outstanding at June 30, 2009 and December 31, 2008	9,589,231	2,656,823
Series B Units
Managing Operator - 20.360 units outstanding at June 30, 2009 and December 31, 2008	47,551	51,471
Other Unitholders - 166,138.056 and 197,186.512 units outstanding at June 30, 2009 and December 31, 2008	388,014,125	498,498,271
Series W Units
Other Unitholders - 456.255 and 0.000 units outstanding at June 30, 2009 and December 31, 2008	1,069,203	0

Total unitholders’ capital (Net Asset Value)	398,720,110	501,206,565

Total liabilities and unitholders’ capital (Net Asset Value)	$414,988,460	$533,224,979

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(24,584,814)	$(12,447,662)	$(22,650,934)	$11,940,661
Change in unrealized	2,078,146	32,214,213	35,767	18,043,130
Brokerage commissions	(162,643)	(230,143)	(322,850)	(506,538)

Net gain (loss) from futures trading	(22,669,311)	19,536,408	(22,938,017)	29,477,253

Forward currency and options on forward currency trading gains (losses)
Realized	(5,691,954)	15,025,450	(89,044)	(1,104,392)
Change in unrealized	505,155	(991,566)	(2,357,467)	17,065,893
Brokerage commissions	(18,372)	(19,259)	(28,888)	(56,081)

Net gain (loss) from forward currency and options on forward currency trading	(5,205,171)	14,014,625	(2,475,399)	15,905,420

Total net trading gain (loss)	(27,874,482)	33,551,033	(25,413,416)	45,382,673

INTEREST INCOME NET OF EXPENSES
Income
Interest income	32,009	2,715,136	36,337	7,864,265

Expenses
Management fee	4,279,542	6,518,085	9,201,082	14,027,829
Service fee	444	0	448	0
Operating expenses	47,503	57,814	93,806	109,959

Total expenses	4,327,489	6,575,899	9,295,336	14,137,788

Interest income net of expenses	(4,295,480)	(3,860,763)	(9,258,999)	(6,273,523)

NET INCOME (LOSS)	$(32,169,962)	$29,690,270	$(34,672,415)	$39,109,150

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)
Series A(1)	$(147.19)	$0.00	$(220.97)	$0.00

Series B	$(179.53)	$116.15	$(185.48)	$141.60

Series W(2)	$(149.28)	$0.00	$(198.96)	$0.00

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A(1)	$(180.76)	$0.00	$(198.18)	$0.00

Series B	$(178.27)	$127.73	$(192.56)	$158.69

Series W(2)	$(172.55)	$0.00	$(220.73)	$0.00

(1)	Series A Units commenced trading on October 1, 2008 therefore no information is provided for Series A Units for the year 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, the information shown is for the period March 1, 2009 through June 30, 2009. No information is provided for Series W Units for the year 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(34,672,415)	$39,109,150
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	2,321,700	(35,109,023)
(Increase) decrease in restricted cash	14,578,416	0
(Increase) decrease in option premiums paid	6,258	1,456,537
Increase (decrease) in option premiums received	(141,909)	(812,508)
(Increase) decrease in interest receivable	5,337	10,024
Increase (decrease) in interest payable	9,541	0
(Increase) decrease in other assets	0	648
Increase (decrease) in accounts payable and accrued expenses	(438,958)	(695,269)
Net maturities (purchases) of investments in
United States government securities	(364,993,517)	217,017,451

Net cash from (for) operating activities	(383,325,547)	220,977,010

Cash flows from (for) financing activities
Addition of units	12,063,841	5,685,816
Redemption of units	(93,063,645)	(235,697,940)
Offering costs paid	(8,955)	0

Net cash from (for) financing activities	(81,008,759)	(230,012,124)

Net increase (decrease) in cash and cash equivalents	(464,334,306)	(9,035,114)

Cash and cash equivalents
Beginning of period	488,629,155	74,537,120

End of period	$24,294,849	$65,502,006

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$14,004,331	$37,786,032
Cash and cash equivalents	10,290,518	27,715,974

Total end of period cash and cash equivalents	$24,294,849	$65,502,006

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2009

Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742

Net income (loss) for the six months ended June 30, 2009		(3,920)		(34,237,051)		(34,240,971)
Additions	0.000	0	172.004	413,133	172.004	413,133
Redemptions	0.000	0	(31,220.460)	(76,660,228)	(31,220.460)	(76,660,228)

Balances at June 30, 2009	20.360	$47,551	166,138.056	$388,014,125	166,158.416	$388,061,676

Six Months Ended June 30, 2008

Balances at December 31, 2007	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss) for the six months ended June 30, 2008		3,231		39,105,919		39,109,150
Additions	0.000	0	2,255.229	5,646,568	2,255.229	5,646,568
Redemptions	0.000	0	(80,316.518)	(202,820,572)	(80,316.518)	(202,820,572)

Balances at June 30, 2008	20.360	$54,069	232,193.419	$616,619,853	232,213.779	$616,673,922

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
$2,335.49	$2,528.05	$2,655.63	$2,496.94

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Series A (1)		Series W (2)
	Units	Amount	Units	Amount
Six Months Ended June 30, 2009

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the six months ended June 30, 2009		(409,002)		(22,442)
Additions	3,666.423	8,796,700	456.255	1,092,093
Redemptions	(597.485)	(1,444,096)	0.000	0
Offering costs		(11,194)		(448)

Balances at June 30, 2009	4,121.138	$9,589,231	456.255	$1,069,203

Net Asset Value per Other Unitholders’ Unit - Series A (1)
June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007
$2,326.84	$2,525.02	$0.00	$0.00

Net Asset Value per Other Unitholders’ Unit - Series W (2)
June 30, 2009	February 28, 2009	June 30, 2008	December 31, 2007
$2,343.43	$2,564.16	$0.00	$0.00

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for the six months ended June 30, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, no information is provided for the six months ended June 30, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(UNAUDITED)
     The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series A (6)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,507.60	$0.00	$2,525.02	$0.00

Income (loss) from operations:
Total net trading gains (losses) (1)	(154.04)	0.00	(143.52)	0.00
Interest income net of expenses (1)	(23.76)	0.00	(48.61)	0.00

Total net income (loss) from operations	(177.80)	0.00	(192.13)	0.00

Offering costs (1)	(2.96)	0.00	(6.05)	0.00

Net asset value per unit at end of period	$2,326.84	$0.00	$2,326.84	$0.00

Total Return (3)	(7.21)%	0.00%	(7.85)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.98%	0.00%	4.00%	0.00%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	3.98%	0.00%	4.00%	0.00%

Interest income net of expenses (2),(4),(5)	(3.94)%	0.00%	(3.97)%	0.00%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and a negative number when expenses exceed interest income for the period.

(6)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for Series A Units for the three and six months ended June 30, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,513.76	$2,527.90	$2,528.05	$2,496.94

Income (loss) from operations:
Total net trading gains (losses) (1)	(154.35)	142.83	(142.90)	181.40
Interest income net of expenses (1)	(23.92)	(15.10)	(49.66)	(22.71)

Total net income (loss) from operations	(178.27)	127.73	(192.56)	158.69

Net asset value per unit at end of period	$2,335.49	$2,655.63	$2,335.49	$2,655.63

Total Return (3)	(7.09)%	5.05%	(7.62)%	6.36%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.02%	4.11%	4.08%	4.13%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.02%	4.11%	4.08%	4.13%

Interest income net of expenses (2),(4),(5)	(3.99)%	(2.42)%	(4.06)%	(1.83)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and a negative number when expenses exceed interest income for the period.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series W (6)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,515.98	$0.00	$2,564.16	$0.00

Income (loss) from operations:
Total net trading gains (losses) (1)	(154.61)	0.00	(196.81)	0.00
Interest income net of expenses (1)	(14.96)	0.00	(19.95)	0.00

Total net income (loss) from operations	(169.57)	0.00	(216.76)	0.00

Offering costs (1)	(2.98)	0.00	(3.97)	0.00

Net asset value per unit at end of period	$2,343.43	$0.00	$2,343.43	$0.00

Total Return (3)	(6.86)%	0.00%	(8.61)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.50%	0.00%	2.50%	0.00%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	2.50%	0.00%	2.50%	0.00%

Interest income net of expenses (2),(4),(5)	(2.46)%	0.00%	(2.46)%	0.00%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Interest income net of expenses per unit and offering costs per unit are calculated by dividing the interest income net of expenses and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Interest income net of expenses are shown as a positive percentage when interest income exceeds expenses excluding the performance fee for the period and a negative number when expenses exceed interest income for the period.

(6)	Series W Units commenced trading on March 1, 2009; therefore, the results for the six months ended June 30, 2009 contains information for the period beginning March 1, 2009. No information is provided for Series W Units for the three and six months ended June 30, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also includes U.S. Treasury bills.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2009, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

	Fair Value at June 30, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$389,993,516	$0	$389,993,516
Other Financial Instruments
Exchange-traded futures contracts	13,049	0	0	13,049
Forward currency contracts	0	80,312	0	80,312
Options purchased	0	205,267	0	205,267
Options written	0	(369,268)	0	(369,268)

Total	$13,049	$389,909,827	$0	$389,922,876

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
U.S. Treasury Bills	$0	$25,000,000	$0	$25,000,000
Other Financial Instruments
Exchange-traded futures contracts	(22,719)	0	0	(22,719)
Forward currency contracts	0	2,694,810	0	2,694,810
Options purchased	0	109,058	0	109,058
Options written	0	(665,741)	0	(665,741)

Total	$(22,719)	$27,138,127	$0	$27,115,408

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and short-term investments in fixed income securities held at financial institutions.

E.	Cash Deficit at Interbank Market Maker

At December 31, 2008, the Trust recorded an overdraft of $67,540 which resulted from estimates of available cash.

F.	Income Taxes

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

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48), to the Trust, and has determined that no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of FIN 48. Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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
At June 30, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $654,773 and $212,800 for Series A units and $212,800 and $31,754 for Series W units respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
J.	Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”(SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the statement of financial condition date but before the financial statements are issued or available to be issued. SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. See Note 10.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2009 and December 31, 2008 was $389,993,516 and $25,000,000, respectively, which equals 98% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2009 and December 31, 2008 was $7,797,784 and $(67,540), respectively, which equals 2% and -0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2009 and December 31, 2008 was restricted cash for margin requirements of $0 and $14,578,416 respectively, which equals 0% and 3% of Net Asset Value respectively.
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
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Gross unrealized gains	$3,906,567	$3,247,644	$8,129,235	$13,542,469
Gross unrealized losses	(3,893,518)	(3,270,363)	(7,811,439)	(10,867,206)

Net unrealized gain (loss)	$13,049	$(22,719)	$317,796	$2,675,263

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS 161 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for the Trust’s first fiscal year beginning after November 15, 2008. The Trust adopted the provisions of SFAS 161 effective January 1, 2009.
The following tables summarize quantitative information required by SFAS 161.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2009	June 30, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$247,081	$(19,182)	$227,899
Energy Contracts	Equity in broker trading accounts	306,448	(477,311)	(170,863)
Metal Contracts	Equity in broker trading accounts	201,597	(493,925)	(292,328)
Stock Indices Contracts	Equity in broker trading accounts	1,768,231	(33,753)	1,734,478
Short-Term Interest Rate Contracts	Equity in broker trading accounts	524,285	(57,595)	466,690
Long Term Interest Rate Contracts	Equity in broker trading accounts	858,925	(2,811,752)	(1,952,827)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	7,823,592	(7,743,280)	80,312
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	205,267	0	205,267
Written Options on Forward Currency Contracts	Options written, at fair value	0	(369,268)	(369,268)

Totals		$11,935,426	$(12,006,066)	$(70,640)

*	Derivatives not designated as hedging instruments under Statement 133

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Six Months Ended
Type of Instrument	June 30, 2009	June 30, 2009
Agricultural Contracts	$(1,383,491)	$(713,876)
Energy Contracts	$1,150,584	$1,034,530
Metal Contracts	(1,298,505)	(3,482,342)
Stock Indices Contracts	(9,037,956)	(13,078,535)
Short-Term Interest Rate Contracts	(6,259,414)	(2,694,955)
Long Term Interest Rate Contracts	(5,872,924)	(3,959,431)
Forward Currency Contracts	(8,186,771)	(8,365,557)
Purchased Options on Forward Currency Contracts	(1,349,827)	(2,348,790)
Written Options on Forward Currency Contracts	4,349,799	8,267,836

Total	$(27,888,505)	$(25,341,120)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2009	June 30, 2009
Futures trading gains (losses):
Realized	$(24,779,852)	$(22,930,376)
Change in unrealized	$2,078,146	$35,767
Forward currency and options on forward currency trading gains (losses):
Realized	$(5,691,954)	$(89,044)
Change in unrealized	505,155	(2,357,467)

Total	$(27,888,505)	$(25,341,120)

For the three months and six months ended June 30, 2009, the monthly average of futures contracts bought and sold was approximately 18,000 and 16,500 respectively, and the monthly average of notional value of forward currency and options on forward currency contacts was $2,204,700,000 and $1,771,200,000 respectively.
Open contracts generally mature within six months; as of June 30, 2009, the latest maturity date for open futures contracts is September 2010, the latest maturity date for open forward currency contracts is September 2009, and the latest expiry date for options on forward currency contracts is July 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)
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
The statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations and financial highlights for the three months and six months ended June 30, 2009 and 2008, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, and the results of operations and financial highlights for the three months and six months ended June 30, 2009 and 2008, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2009 and 2008.
Note 10.	SUBSEQUENT EVENTS
Management of the Trust evaluated subsequent events through August 14, 2009, the date the financial statements were issued. There are no subsequent events to disclose.

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
As of June 30, 2009, the aggregate capitalization of the Trust was $398,720,110 with Series A, Series B and Series W comprising $9,589,231, $388,061,676 and $1,069,203 respectively of the total. The Net Asset Value per Unit was $2,326.84 for Series A, $2,335.49 for Series B and $2,343.43 for Series W.
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
Results of Operations
The return for the six months ended for Series A as of June 30, 2009 was (7.85)%. The returns for Series B for the six months ended June 30, 2009 and 2008 were (7.62)% and 6.36%, respectively. The return for Series W for the period of March 1, 2009 (commencement of trading) through June 30, 2009 was (8.61)%.

2009
Of the 2009 year-to-date decrease of 7.85% for Series A, approximately 5.51% due to trading losses (before commissions) and approximately 2.35% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.01% due to interest income.
Of the 2009 year-to-date decrease of 7.62% for Series B, approximately 5.51% due to trading losses (before commissions) and approximately 2.12% due to brokerage fees, management fees and operating costs borne by Series B offset by. Interest income totaled 0.01%.
Of the decrease of 8.61% for Series W for the period March 1, 2009 (commencement of trading) through June 30, 2009, approximately 7.67% was due to trading losses (before commissions) and approximately 0.95% was due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W offset by interest income totaled 0.01%.
An analysis of the 5.51% gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.53)%

Commodities	(0.85)

Interest Rates	(1.29)

Stock Indices	(2.84)

(5.51)%

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
While equity index trading produced the most profitable sector results for the Trust for 2008, the Trust’s net exposure on the short side of global stock indices through April 2009 has hurt performance as markets continued to stage rallies that began in mid-March. U.S. economic indicators, including housing and manufacturing, showed signs of improvement and stabilization rather than further deterioration. In addition, the G-20 agreed to fund more than $1 trillion in emergency aid to help cushion the economic fallout of the current international financial crisis. While the general tone of the economic outlook was more upbeat, officials have still been cautious in their assessment. April saw a continuation of the March risk-seeking rally leading to several growth currencies registering solid gains against the dollar. Losses were realized in the foreign exchange sector due to the Trust’s general bias to be long the dollar against most major currencies. In fixed income, the equity market rally helped general investor sentiment, driving bond prices lower across the board which produced losses for the Trust in this sector. Commodity trading finished relatively flat with gains from the energy sector offsetting small losses in base and precious metals.
In May, conflicting signals on global recovery weighed on the direction of the markets as increased risk appetite and signs of stabilization in the global economy emerged. Equity markets continued their rally, particularly in Asia, generating small gains in the stock index sector. Fixed income trading generated a marginal positive return as short-term rates in Europe climbed higher following the European Central Bank rate cut of 25 basis points. The gains in the stock index and fixed income sectors were offset by losses in the foreign exchange sector. The U.S. Dollar suffered a broad based decline in May on a combination of stronger risk appetite and growing fears over structural deficiencies in the U.S. Investors moved dormant dollar denominated assets overseas to capture growth and risk in commodity block currencies. Smaller losses were also recorded in the commodities sector as natural gas finished a volatile month higher.
During June, a surprise payroll number to the upside for May prompted an aggressive sell-off in short-term U.S. rates and raised market expectations of a rate hike in 2009. The price reaction was swift and caused particular difficulty for systematic trading. Losses for the Trust in the fixed income sector were offset by marginal gains in the foreign exchange sector. The Trust’s currency positions were generally mixed, thus hedging some U.S. Dollar risk, as investors crowded the Dollar as a safe-haven trade, pushing it higher on the month. Marginal gains were also recorded in the commodities sector, primarily from long positions in the energy complex. As geo-political headlines were plentiful, energies traded in a highly correlated fashion to global equity markets. The stock index sector finished basically flat for the month as global equity markets reflected mixed results congruent with both positive and negative economic data relating to global recovery.
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
     The Trust’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non- exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.
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
The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2009 and December 31, 2008 and the trading gains/losses by market category for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.70%	(0.53)%
Interest Rates	0.51%	(1.29)
Stock Indices	0.43%	(2.84)
Commodities	0.32%	(0.85)

Aggregate/Total	1.21%	(5.51)%

*	-	The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	-	Represents the gross trading for the Trust for the six months ended June 30, 2009.
Of the return for the six months ended June 30, 2009 for Series A, approximately 5.51% due to trading losses (before commissions) and approximately 2.35% was due to brokerage fees, management fees, operating coast and offering costs borne by Series A offset by interest income of approximately 0.01% giving a net return of (7.85)%.
Of the return for the six months ended June 30, 2009 for Series B, approximately 5.51% due to trading losses (before commissions) and approximately 2.12% due to brokerage fees, management fees and operating costs borne by Series B offset by interest income of approximately 0.01% giving a net return of (7.62)%.
Of the return for the period March 1, 2009 (commencement of trading) through June 30, 2009 for Series W, approximately 7.67% was due to trading losses (before commissions), approximately 0.95% was due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W and interest income of approximately 0.01% giving a net return of (8.61)%.

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
     The following represent the primary trading risk exposures of the Trust as of June 30, 2009, by market sector.
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
     The following were the primary non-trading risk exposures of the Trust as of June 30, 2009.
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
THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2009	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1