Form 10-Q/A
period 2009-06-30
CAMPBELL FUND TRUST
filed 2009-10-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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
Yes ☐ No ☑

Total number of Pages: 35

Explanatory Note
The Campbell Fund Trust (the “Trust”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009 (the “Original Filing”). The purpose of this amendment is to revise the certifications attached as exhibits 31.01 and 31.02 to the Original Filing to present them in the exact form as set forth in Item 601(b)(31)(i) of Regulation S-K, with no modification. The remainder of the Trust's Quarterly Report on Form 10-Q for such period remains unchanged.
This report speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to August 14, 2009. Accordingly, in conjunction with reading this Form 10-Q/A, you should also read all other filings that the Trust has made with the SEC since the date of the Original Filing.

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
THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: October 16, 2009	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1