Form 10-Q
period 2009-09-30
CAMPBELL FUND TRUST
filed 2009-11-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Total number of Pages: 37

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of September 30, 2009 (Unaudited) and December 31, 2008	3 - 6

	Statements of Financial Condition as of September 30, 2009 (Unaudited) and December 31, 2008	7

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	8

	Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	10 - 11

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	12 - 14

	Notes to Financial Statements (Unaudited)	15 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29 - 35

Item 4(T).	Controls and Procedures	35

PART II — OTHER INFORMATION		36

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES		37

CERTIFICATIONS

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
		Bank Deposits
		United States
		Financials (cost $26,631,000)	$26,640,472	6.80%

		Commercial Paper
		Germany
		Materials (cost $7,130,293)	$7,140,044	1.82%

		United Kingdom
		Financials (cost $14,391,600)	$14,395,536	3.67%

		United States
		Consumer Discretionary	$14,439,403	3.68%
		Consumer Staples	$18,406,079	4.70%
		Financials	$26,553,790	6.78%
		Healthcare	$13,335,289	3.40%
		Industrials	$17,900,846	4.57%
		Municipal	$60,022,281	15.32%
		Utilities
$27,558,000	10/01/2009	Consolidated Edison Company, Inc.	$27,557,762	7.03%

		Total United States (cost $178,187,467)	$178,215,450	45.48%

		Total Commercial Paper (cost $199,709,360)	$199,751,030	50.97%

		Corporate Bonds
		United States
		Financials (cost $11,603,186)	$11,603,699	2.96%

		Government And Agency Obligations
		United States
		Municipal Bonds	$11,633,595	2.97%
		US Government Agency	$39,743,369	10.14%
		US Treasury Bill
$15,000,000	10/01/2009	U.S. Treasury Bills *	$15,000,000	3.83%

		Total United States (cost $66,350,055)	$66,376,964	16.94%

		Short Term Investment Funds
		United States
		Short Term Investment Funds (cost $6,763)	$6,763	0.00%

		Total Fixed Income Securities (cost $304,300,364)	$304,378,928	77.67%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2009 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(7,090)	0.00%
Metals	$(36,854)	(0.01)%
Stock indices	$90,649	0.02%
Short-term interest rates	$323,263	0.08%
Long-term interest rates	$1,178,360	0.30%

Total long futures contracts	$1,548,328	0.39%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$40,813	0.01%
Energy	$(809,998)	(0.21)%
Metals	$11,444	0.00%
Short-term interest rates	$186,730	0.05%
Long-term interest rates	$197,082	0.05%

Total short futures contracts	$(373,929)	(0.10)%

Total futures contracts	$1,174,399	0.29%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$17,428,617	4.45%
Various short forward currency contracts	$(3,304,444)	(0.84)%

Total forward currency contracts	$14,124,173	3.61%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $433,588)	$285,797	0.07%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $302,713)	$(264,364)	(0.07)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
FIXED INCOME SECURITIES
     UNITED STATES GOVERNMENT SECURITIES*

Maturity	Maturity			% of Net
Face Value	Date	Description	Values ($)	Asset Value
$25,000,000	01/22/2009	U.S. Treasury Bills	$25,000,000	4.99%

Total United States government securities (cost, including accrued interest, — $25,000,000)			$25,000,000	4.99%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Metals	$21,852	0.00%
Stock indices	$226,850	0.05%
Short-term interest rates	$860,185	0.17%
Long-term interest rates	$1,064,421	0.21%

Total long futures contracts	$2,173,308	0.43%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(454,939)	(0.09)%
Energy	$(155,724)	(0.03)%
Metals	$(347,611)	(0.07)%
Stock indices	$(678,007)	(0.14)%
Short-term interest rates	$(84,325)	(0.02)%
Long-term interest rates	$(475,421)	(0.09)%

Total short futures contracts	$(2,196,027)	(0.44)%

Total futures contracts	$(22,719)	(0.01)%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2008
FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$5,898,461	1.18%
Various short forward currency contracts	$(3,203,651)	(0.64)%

Total forward currency contracts	$2,694,810	0.54%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $202,448)	$109,058	0.02%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $739,584)	$(665,741)	(0.13)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$42,363,611	$488,681,500
Restricted cash	31,298,564	14,578,416
Net unrealized gain (loss) on open futures contracts	1,174,399	(22,719)

Total equity in broker trading accounts	74,836,574	503,237,197

Cash and cash equivalents	9,793,718	15,195
Fixed income securities (cost $304,300,364 and $25,000,000, respectively)	304,378,928	25,000,000
Options purchased, at fair value (premiums paid — $433,588 and $202,448, respectively)	285,797	109,058
Net unrealized gain (loss) on open forward currency contracts	14,124,173	2,694,810
Interest receivable	39,524	5,337
Subscriptions receivable	20,557	2,163,382

Total assets	$403,479,271	$533,224,979

LIABILITIES
Cash deficit at forwards broker	$0	$67,540
Accounts payable	150,577	117,146
Management fee	1,328,246	1,767,267
Service fee	1,445	0
Options written, at fair value (premiums received — $302,713 and $739,584, respectively)	264,364	665,741
Accrued commissions and other trading fees on open contracts	44,584	30,509
Offering costs payable	7,437	619
Redemptions payable	9,819,922	29,369,592

Total liabilities	11,616,575	32,018,414

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units — Redeemable
Other Unitholders — 6,866.705 and 1,052.200 units outstanding at September 30, 2009 and December 31, 2008	16,474,695	2,656,823
Series B Units — Redeemable
Managing Operator — 20.360 units outstanding at September 30, 2009 and December 31, 2008	49,091	51,471
Other Unitholders — 154,152.134 and 197,186.512 units outstanding at September 30, 2009 and December 31, 2008	371,685,093	498,498,271
Series W Units — Redeemable
Other Unitholders — 1,506.459 and 0.000 units outstanding at September 30, 2009 and December 31, 2008	3,653,817	0

Total unitholders’ capital (Net Asset Value)	391,862,696	501,206,565

Total liabilities and unitholders’ capital (Net Asset Value)	$403,479,271	$533,224,979

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$2,559,718	$25,200,452	$(20,091,216)	$37,141,113
Change in unrealized	1,161,351	(23,987,278)	1,197,118	(5,944,148)
Brokerage commissions	(134,319)	(248,928)	(457,169)	(755,466)

Net gain (loss) from futures trading	3,586,750	964,246	(19,351,267)	30,441,499

Forward currency and options on forward currency trading gains (losses)
Realized	(878,310)	(3,588,474)	(967,354)	(4,692,866)
Change in unrealized	13,696,935	(15,534,882)	11,339,468	1,531,011
Brokerage commissions	(18,452)	(19,239)	(47,340)	(75,320)

Net gain (loss) from forward currency and options on forward currency trading	12,800,173	(19,142,595)	10,324,774	(3,237,175)

Total net trading gain (loss)	16,386,923	(18,178,349)	(9,026,493)	27,204,324

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	109,047	2,415,287	145,384	10,279,552
Change in unrealized gain (loss) on fixed income securities	78,564	0	78,564	0

Total investment income	187,611	2,415,287	223,948	10,279,552

Expenses
Management fee	3,962,831	5,914,999	13,163,913	19,942,828
Service fee	2,976	0	3,424	0
Operating expenses	114,050	43,363	207,856	153,322

Total expenses	4,079,857	5,958,362	13,375,193	20,096,150

Net investment income (loss)	(3,892,246)	(3,543,075)	(13,151,245)	(9,816,598)

NET INCOME (LOSS)	$12,494,677	$(21,721,424)	$(22,177,738)	$17,387,726

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)
Series A(1)	$90.04	$0.00	$16.63	$0.00

Series B	$73.55	$(95.41)	$(126.06)	$66.87

Series W(2)	$119.32	$0.00	$196.36	$0.00

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A(1)	$72.37	$0.00	$(125.81)	$0.00

Series B	$75.67	$(95.26)	$(116.89)	$63.43

Series W(2)	$82.00	$0.00	$(138.73)	$0.00

(1)	Series A Units commenced trading on October 1, 2008 therefore no information is provided for Series A Units for the year 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, the information shown for the nine months ended September 30, 2009 is for the period March 1, 2009 through September 30, 2009. No information is provided for Series W Units for the year 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$(22,177,738)	$17,387,726
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(12,615,150)	4,413,137
(Increase) decrease in restricted cash	(16,720,148)	0
(Increase) decrease in option premiums paid	(231,140)	1,523,318
Increase (decrease) in option premiums received	(436,871)	(848,734)
(Increase) decrease in interest receivable	(34,187)	32,644
(Increase) decrease in other assets	0	648
Increase (decrease) in accounts payable and accrued expenses	(390,070)	(895,401)
(Increase) decrease in receivable for securities sold	0	(154,993,456)
Net maturities (purchases) of investments in fixed income securities	(279,300,364)	466,837,408

Net cash from (for) operating activities	(331,905,668)	333,457,290

Cash flows from (for) financing activities
Addition of units	22,385,164	9,404,484
Redemption of units	(126,928,532)	(283,301,134)
Offering costs paid	(22,790)	0

Net cash from (for) financing activities	(104,566,158)	(273,896,650)

Net increase (decrease) in cash and cash equivalents	(436,471,826)	59,560,640

Cash and cash equivalents
Beginning of period	488,629,155	74,537,120

End of period	$52,157,329	$134,097,760

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$42,363,611	$117,106,638
Cash and cash equivalents	9,793,718	16,991,122

Total end of period cash and cash equivalents	$52,157,329	$134,097,760

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Unitholders’ Capital — Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2009

Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742

Net income (loss) for the nine months ended September 30, 2009		(2,380)		(22,320,710)		(22,323,090)
Additions	0.000	0	368.291	872,013	368.291	872,013
Redemptions	0.000	0	(43,402.669)	(105,364,481)	(43,402.669)	(105,364,481)

Balances at September 30, 2009	20.360	$49,091	154,152.134	$371,685,093	154,172.494	$371,734,184

Nine Months Ended September 30, 2008

Balances at December 31, 2007	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss) for the nine months ended September 30, 2008		1,291		17,386,435		17,387,726
Additions	0.000	0	3,499.136	8,864,885	3,499.136	8,864,885
Redemptions	0.000	0	(91,886.068)	(232,875,225)	(91,886.068)	(232,875,225)

Balances at September 30, 2008	20.360	$52,129	221,867.776	$568,064,033	221,888.136	$568,116,162

Net Asset Value per Managing Operator and Other Unitholders’ Unit — Series B
September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
$2,411.16	$2,528.05	$2,560.37	$2,496.94

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Series A (1)		Series W (2)
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2009

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the nine months ended September 30, 2009		48,699		96,653
Additions	6,611.711	15,718,333	1,545.676	3,651,993
Redemptions	(797.206)	(1,922,976)	(39.217)	(91,405)
Offering costs		(26,184)		(3,424)

Balances at September 30, 2009	6,866.705	$16,474,695	1,506.459	$3,653,817

Net Asset Value per Other Unitholders’ Unit — Series A(1)
September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007
$2,399.21	$2,525.02	$2,560.37	$0.00

Net Asset Value per Other Unitholders’ Unit — Series W(2)
September 30, 2009	February 28, 2009	September 30, 2008	December 31, 2007
$2,425.43	$2,564.16	$0.00	$0.00

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for the nine months ended September 30, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, no information is provided for the nine months ended September 30, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series A(5)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,326.84	$0.00	$2,525.02	$0.00

Income (loss) from operations:
Total net trading gains (losses) (1)	98.42	0.00	(46.04)	0.00
Net investment income (loss)(1)	(23.10)	0.00	(70.83)	0.00

Total net income (loss) from operations	75.32	0.00	(116.87)	0.00

Offering costs (1)	(2.95)	0.00	(8.94)	0.00

Net asset value per unit at end of period	$2,399.21	$0.00	$2,399.21	$0.00

Total Return (3)	3.11%	0.00%	(4.98)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.19%	0.00%	4.11%	0.00%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.19%	0.00%	4.11%	0.00%

Net investment income (loss)(2)(4)	(3.98)%	0.00%	(3.98)%	0.00%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss)and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for Series A Units for the three and nine months ended September 30, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,335.49	$2,655.63	$2,528.05	$2,496.94

Income (loss) from operations:
Total net trading gains (losses) (1)	98.88	(79.70)	(43.89)	101.18
Net investment income (loss)(1)	(23.21)	(15.56)	(73.00)	(37.75)

Total net income (loss) from operations	75.67	(95.26)	(116.89)	63.43

Net asset value per unit at end of period	$2,411.16	$2,560.37	$2,411.16	$2,560.37

Total Return (3)	3.24%	(3.59)%	(4.62)%	2.54%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.16%	4.03%	4.10%	4.11%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.16%	4.03%	4.10%	4.11%

Net investment income (loss)(2), (4)	(3.97)%	(2.40)%	(4.03)%	(2.01)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit is calculated by dividing the net investment income (loss)by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series W(5)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,343.43	$0.00	$2,564.16	$0.00

Income (loss) from operations:
Total net trading gains (losses) (1)	99.33	0.00	(98.10)	0.00
Net investment income (loss)(1)	(14.35)	0.00	(33.67)	0.00

Total net income (loss) from operations	84.98	0.00	(131.77)	0.00

Offering costs (1)	(2.98)	0.00	(6.96)	0.00

Net asset value per unit at end of period	$2,425.43	$0.00	$2,425.43	$0.00

Total Return (3)	3.50%	0.00%	(5.41)%	0.00%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.68%	0.00%	2.66%	0.00%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	2.68%	0.00%	2.66%	0.00%

Net investment income (loss)(2),(4)	(2.45)%	0.00%	(2.45)%	0.00%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Series W Units commenced trading on March 1, 2009; therefore, the results for the nine months ended September 30, 2009 contains information for the period beginning March 1, 2009. No information is provided for Series W Units for the three and nine months ended September 30, 2008.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. The rights of the Series A units, Series B units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. The initial minimum subscription for Series A units and Series W units is $10,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1G, Note 11, Note 2 and Note 4 for an explanation of allocations and Series specific charges.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

The fixed income investments, other than U.S. Treasury bills held at the brokers or interbank market makers, are marked-to-market on the last business day of the reporting period by a custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills not held by the custodian are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on debt securities are amortized for financial reporting purposes.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Trust adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (formerly FASB No. 157, “Fair Value Measurements”), as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2009, the Trust did not have any Level 3 assets or liabilities.
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	Fair Value at September 30, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$304,378,928	$0	$304,378,928
Other Financial Instruments
Exchange-traded futures contracts	1,174,399	0	0	1,174,399
Forward currency contracts	0	14,124,173	0	14,124,173
Options purchased	0	285,797	0	285,797
Options written	0	(264,364)	0	(264,364)

Total	$1,174,399	$318,524,534	$0	$319,698,933

	Fair Value at December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$25,000,000	$0	$25,000,000
Other Financial Instruments
Exchange-traded futures contracts	(22,719)	0	0	(22,719)
Forward currency contracts	0	2,694,810	0	2,694,810
Options purchased	0	109,058	0	109,058
Options written	0	(665,741)	0	(665,741)

Total	$(22,719)	$27,138,127	$0	$27,115,408

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Cash Deficit at Interbank Market Maker

At December 31, 2008, the Trust recorded an overdraft of $67,540 which resulted from estimates of available cash.

F.	Income Taxes

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

Management has continued to evaluate the application of ASC 740, Income Taxes (formerly FAS No. 48, “Accounting for Uncertainty in Income Taxes”) to the Trust, and has determined that no reserves for uncertain tax positions were required to have been recorded as a result of the adoption of ASC 740. Management is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2009 and December 31, 2008, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,035,784 and $111,829 for Series A units and $259,117 and $31,754 for Series W units respectively.

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
The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark). In determining the management fee and performance fee (the fees), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Trusts bank, broker or cash management custody accounts.

Note 3.	TRUSTEE
The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.	CASH MANAGER AND CUSTODIAN
The Trust has appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, as cash manager under the Non-Custody Investment Advisory Agreement dated July 8, 2009, to manage and control the liquid assets of the Trust. The cash manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.
The Trust opened a custodial account at The Northern Trust Company (the custodian) and has granted the cash manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account. The cash manager began trading on behalf of the Trust in August 2009.

Note 5.	SERVICE FEE
The selling firms who sell Series W units receive a monthly service fee equal to 1/12 of 0.5% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.50% per year.

Note 6.	DEPOSITS WITH BROKER
The Trust deposits assets with UBS Securities LLC to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust earns interest income on its assets deposited with the broker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

Note 7.	SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Trust are made by subscription agreement, subject to acceptance by Campbell & Company.
The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days’ advance written notice to Campbell & Company
Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.

Note 8.	TRADING ACTIVITIES AND RELATED RISKS
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2009 and December 31, 2008 was $15,000,000 and $25,000,000, respectively, which equals 4% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2009 and December 31, 2008 was $6,376,646 and $(67,540), respectively, which equals 2% and -0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents.
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
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Gross unrealized gains	$3,744,476	$3,247,644	$24,862,756	$13,542,469
Gross unrealized losses	(2,570,077)	(3,270,363)	(10,848,025)	(10,867,206)

Net unrealized gain (loss)	$1,174,399	$(22,719)	$14,014,731	$2,675,263

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
In March 2008, the FASB issued ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Dervative instruments and Hedging Activities”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for financial statements issued for the Trust’s first fiscal year beginning after November 15, 2008. The Trust adopted ASC 815 effective January 1, 2009.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	September 30, 2009	September 30, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$166,530	$(132,808)	$33,722
Energy Contracts	Equity in broker trading accounts	47,622	(857,620)	(809,998)
Metal Contracts	Equity in broker trading accounts	659,238	(684,648)	(25,410)
Stock Indices Contracts	Equity in broker trading accounts	867,678	(777,028)	90,650
Short-Term Interest Rate Contracts	Equity in broker trading accounts	568,457	(58,464)	509,993
Long Term Interest Rate Contracts	Equity in broker trading accounts	1,434,951	(59,509)	1,375,442
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	24,697,380	(10,573,207)	14,124,173
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	285,797	0	285,797
Written Options on Forward Currency Contracts	Options written, at fair value	0	(264,364)	(264,364)

Totals		$28,727,653	$(13,407,648)	$15,320,005

*	Derivatives not designated as hedging instruments under Statement 133
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended September 30, 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Nine Months Ended
Type of Instrument	September 30, 2009	September 30, 2009
Agricultural Contracts	$(417,005)	$(1,130,881)
Energy Contracts	(4,320,433)	(3,285,903)
Metal Contracts	4,147,287	664,945
Stock Indices Contracts	7,768,986	(5,309,549)
Short-Term Interest Rate Contracts	589,667	(2,105,288)
Long Term Interest Rate Contracts	(4,043,838)	(8,003,269)
Forward Currency Contracts	12,550,415	4,184,858
Purchased Options on Forward Currency Contracts	(2,493,470)	(4,842,260)
Written Options on Forward Currency Contracts	2,761,680	11,029,516

Total	$16,543,289	$(8,797,831)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Nine Months Ended
Line Item in the Statement of Operations	September 30, 2009	September 30, 2009
Futures trading gains (losses):
Realized	$2,563,313	$(20,367,063)
Change in unrealized	1,161,351	1,197,118
Forward currency and options on forward currency trading gains (losses):
Realized	(878,310)	(967,354)
Change in unrealized	13,696,935	11,339,468

Total	$16,543,289	$(8,797,831)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)
For the three months and nine months ended September 30, 2009, the monthly average of futures contracts bought and sold was approximately 18,200 and 17,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,268,300,000 and $1,933,800,000 respectively.
Open contracts generally mature within nine months; as of September 30, 2009, the latest maturity date for open futures contracts is December 2010, the latest maturity date for open forward currency contracts is December 2009, and the latest expiry date for options on forward currency contracts is October 2009. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.
Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 9.	INDEMNIFICATIONS
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

Note 10.	INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations and financial highlights for the three months and nine months ended September 30, 2009 and 2008, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, and the results of operations and financial highlights for the three months and nine months ended September 30, 2009 and 2008, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2009 and 2008.

Note 11.	SUBSEQUENT EVENTS
Management of the Trust evaluated subsequent events through November 16, 2009, the date the financial statements were issued. There are no subsequent events to disclose.

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
As of September 30, 2009, the aggregate capitalization of the Trust was $391,862,696 with Series A, Series B and Series W comprising $16,474,695, $371,734,184 and $3,653,817 respectively of the total. The Net Asset Value per Unit was $2,399.21 for Series A, $2,411.16 for Series B and $2,425.43 for Series W.
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
The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward and option contracts which are traded in the inter-bank market). For forward contracts and options of forward contracts, fair values calculated by the Trust are compared to the interbank market maker values for reasonableness.
Capital Resources
The Trust will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Trust’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Trust is adjusted and positions in the instruments the Trust trades are liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.
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
The entire offering proceeds, without deductions, will be credited to the Trust’s bank brokerage and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparties. This does not reduce the risk of loss from trading activities. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Trust’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparty.
The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by Wilmington Trust Investment Management LLC (“Wilmington”). Wilmington is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. Wilmington does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. Wilmington will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.

The Trust occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past 3 years, the Trust has not needed to liquidate any position as a result of a margin call.
The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Results of Operations
The return for the nine months ended September 30, 2009 for Series A was (4.98)%. The returns for Series B for the nine months ended September 30, 2009 and 2008 were (4.62)% and 2.54%, respectively. The return for Series W for the period of March 1, 2009 (commencement of trading) through September 30, 2009 was (5.41)%.
2009
Of the 2009 year-to-date decrease of 4.98% for Series A, approximately 1.48% due to trading losses (before commissions) and approximately 3.60% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.10% due to interest income.
Of the 2009 year-to-date decrease of 4.62% for Series B, approximately 1.48% due to trading losses (before commissions) and approximately 3.24% due to brokerage fees, management fees and operating costs borne by Series B offset by. Interest income totaled 0.10%.
Of the decrease of 5.41% for Series W for the period March 1, 2009 (commencement of trading) through September 30, 2009, approximately 3.58% was due to trading losses (before commissions) and approximately 1.95% was due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W offset by interest income totaled 0.12%.
During the nine months ended September 30, 2009, the Trust accrued management fees in the amount of $13,163,913 and paid management fees in the amount of $13,602,934. No performance fees were accrued or paid during this period.
An analysis of the 1.48% gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Currencies	2.76%
Stock Indices	(1.00)
Commodities	(1.03)
Interest Rates	(2.21)

(1.48)%

President Obama’s stimulus plan took center stage in January; however, weak economic data continued to negatively impact global stock markets into the start of the New Year. An early month rally fizzled quickly, causing notable declines in major global indices. The Trust gained in equity indices trading on net short positions across each region. Gains were recorded in fixed income trading as the world’s central banks continued to lower interest rates. Mounting fiscal deficits and huge issuance needs begin to weigh heavy on the long-end; however, credit markets generally improved in January with yield spreads continuing to contract. Foreign exchange trading finished slightly negative on the month. Risk aversion and capital preservation benefited the Trust’s net long U.S. Dollar position; however, the U.K. government’s unprecedented move to give the Bank of England power to increase their stake in Royal Bank of Scotland to 70% helped fuel a late month rally in the British Pound, eliminating gains from a previous decline. Commodity trading was generally flat on volatility across precious and base metals and a slowing of the negative energy trend.
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
Stock markets rallied in March as the 2008 fourth quarter earnings announcements subsided and large U.S. banks announced they would be profitable for the first two months of 2009. The majority of the Trust’s losses in March resulted from equity indices trading, as the equity rally adversely impacted net short positions globally. Commodities recorded losses as energy price swings have become correlated with equities and metals surged on news of China’s economic stimulus plan. Gains from fixed income markets were recorded from the Trust’s long global bond positions as prices moved significantly higher on announcements from the Swiss, British and American Central Banks on their intentions of adding liquidity by purchasing medium to long-term bonds in the market. Foreign exchange trading resulted in gains as investors sought currencies whose home central banks were not keen on engaging in quantitative easing.
While equity index trading produced the most profitable sector results for the Trust for 2008, the Trust’s net exposure on the short side of global stock indices through April 2009 has hurt performance as markets continued to stage rallies that began in mid-March. U.S. economic indicators, including housing and manufacturing, showed signs of improvement and stabilization rather than further deterioration. In addition, the G-20 agreed to trust more than $1 trillion in emergency aid to help cushion the economic fallout of the current international financial crisis. While the general tone of the economic outlook was more upbeat, officials have still been cautious in their assessment. April saw a continuation of the March risk-seeking rally leading to several growth currencies registering solid gains against the dollar. Losses were realized in the foreign exchange sector due to the Trust’s general bias to be long the dollar against most major currencies. In fixed income, the equity market rally helped general investor sentiment, driving bond prices lower across the board which produced losses for the Trust in this sector. Commodity trading finished relatively flat with gains from the energy sector offsetting small losses in base and precious metals.

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
Contrary to investor fears, global stock market returns in 2009 have fueled improved risk appetite as economic data and corporate earnings support the rally for yet another month in July. The Fund’s trading performance was relatively flat, with positive results from long stock and short U.S. Dollar positions being offset by losses incurred from short interest rate positions. For the first half of 2009, many “trend-following” strategies struggled to curb losses and eked out small gains in a market environment that is in a classic “consolidation” (trendless and choppy) period.
While risk appetite was generally strong in August, investors’ risk behavior was a bit random as fixed income initially sold off on better than expected payrolls data, but spent the rest of the month rallying. Bernanke’s nomination for a second term and continued “lower rates for longer” comments from Fed officials helped support treasury prices against the Fund’s general positioning across the curve. Smaller losses were recorded in currency trading as investors appeared unwilling to chase growth currencies higher, at the expense of the dollar, from already stretched levels. Gains were recorded in commodity markets as the Trust increased its exposure to this sector with the launch of more agile models providing more efficient holding period diversification. Trading in base and precious metals was a primary driver as the “risk on” trade prevailed on improving economic data. Equity indices trading yielded a marginal gain as positioning geographically and across model groups remains mixed.
During the month of September, the Fund’s technical and fundamental strategies both recorded healthy gains in the foreign exchange sector from short positions in the U.S. Dollar vs. most major currencies. Commodity-linked currencies were particularly profitable for the Fund, as both the Australian and New Zealand Dollars rose in value close to 5%. Technical and fundamental signals were also effective in the equity index sector, where the Fund benefited from primarily long positions across global stock indices. With the exception of Japan, global equities moved higher by 2 – 3% during the month on healthy M&A activity, as well as favorable signs of a manufacturing rebound and consumer spending renewal. Results were mixed in fixed income trading as gains earned from short-term rates were largely offset by losses on the long end of the curve. Commodities trading resulted in marginal losses overall, primarily due to short positions in natural gas. The price of natural gas rallied over 20% during the month as a result of significant short covering in the market despite record storage levels.

2008
Of the 2008 year-to-date increase of 2.54%, approximately 4.17% was due to trading gains (before commissions) and approximately 1.58% due to interest income offset by approximately 3.21% due to brokerage fees, management fees and operating costs borne by the Trust. During the nine months ended September 30, 2008, the fund accrued brokerage fees in the amount of $19,942,828 and paid brokerage fees in the amount of $20,800,454. No performance fees were accrued or paid during this period. An analysis of the 4.17% trading gains by sector is as follows:

Sector	% Gain (Loss)
Stock Indices	7.74%
Currencies	0.76
Commodities	(0.82)
Interest Rates	(3.51)

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

The Trust’s Trading Value at Risk in Different Market Sectors
     The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2009 and December 31, 2008 and the trading gains/losses by market category for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.80%	2.76%
Stock Indices	0.40%	(1.00)
Interest Rates	0.35%	(2.21)
Commodities	0.33%	(1.03)

Aggregate/Total	1.33%	(1.48)%

*
—   The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the nine months ended September 30, 2009.
Of the return for the nine months ended September 30, 2009 for Series A, approximately 1.48% due to trading losses (before commissions) and approximately 3.60% was due to brokerage fees, management fees, operating coast and offering costs borne by Series A offset by interest income of approximately 0.10% giving a net return of (4.98)%.
Of the return for the nine months ended September 30, 2009 for Series B, approximately 1.48% due to trading losses (before commissions) and approximately 3.24% due to brokerage fees, management fees and operating costs borne by Series B offset by interest income of approximately 0.10% giving a net return of (4.62)%.
Of the return for the period March 1, 2009 (commencement of trading) through September 30, 2009 for Series W, approximately 3.58% was due to trading losses (before commissions), approximately 1.95% was due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W and interest income of approximately 0.12% giving a net return of (5.41)%.

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
Non-Trading Risk
The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Trust has non-trading market risk on fixed income securities held as part of its cash management program. The cash managers will use their best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.

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
     The following represent the primary trading risk exposures of the Trust as of September 30, 2009, by market sector.
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
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the primary non-trading risk exposures of the Trust as of September 30, 2009.
Foreign Currency Balances
     The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
The Trust’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Wilmington, has authority to make certain investments on behalf of the Trust. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash manager will use their best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.

Treasury Bill Positions Held for Margin Purposes
The Trust also has market exposure in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
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
Campbell & Company manages the risk of the Trust’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Trust’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 16, 2009	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3
31.02	Certification by Chief Financial Officer	E 4 – E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1