Form 10-K
period 2009-12-31
CAMPBELL FUND TRUST
filed 2010-03-31
CIK 1043951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2009
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

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The Registrant has no voting stock. As of December 31, 2009 there were 10,227.868 Series A Units, 141,431.505 Series B Units and 1,896.181 for Series W Units of Beneficial Interest issued and outstanding.
Total number of pages 66. Consecutive page numbers on which exhibits commence: 5.

PART I

Item 1.	Business
General development of business
          The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc. (“Campbell & Company” or the “managing operator”). Specifically, the Trust trades a portfolio primarily focused on financial futures and forwards, with a secondary emphasis on metals, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.
          As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Fund trades.
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
          Under the Declaration of Trust and Trust Agreement, the Trustee has delegated the exclusive management of all aspects of the business and administration of the Trust to Campbell & Company, a Maryland corporation organized in April 1978 as a successor to a partnership originally organized in January 1974. Campbell & Company is registered with the Commodity Futures Trading Commission as a commodity pool operator and a commodity trading advisor, and is a member of the National Futures Association in such capacities. In addition to managing all aspects of business and administration, Campbell & Company makes all trading decisions for the Trust. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures, forward and option markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.
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

          As of December 31, 2009, the aggregate capitalization of the Trust was $365,318,153 with Series A, Series B and Series W comprising $24,189,310, $336,578,207 and $4,550,636, respectively, of the total. The Net Asset Value per Unit was $2,365.04 for Series A, $2,379.80 for Series B, and $2,399.89 for Series W.
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
          The Trust trades speculatively in the U.S. and international futures, forward, and option markets. Specifically, the Trust trades a portfolio that is primarily focused on financial futures, forwards, and options, with a secondary emphasis on metal, energy and agricultural products. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust’s assets pursuant to Campbell & Company’s Global Diversified Large Portfolio. Campbell & Company applies systematic, model based trading strategies to diverse portfolios of global futures, forwards and options markets. The Global Diversified Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The Global Diversified Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. As of December 2009, the percentage of component risk for each major sector was as follows: 50% to currencies, 20% to commodity products, 18% to stock indices and 12% to interest rates.
Use of Proceeds and Cash Management Income
Subscription Proceeds and Available Assets.
          Approximately 10% to 30% of the Trust‘s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust‘s assets are deposited with the over-the-counter counterparty in order to initiate and maintain currency forward and option contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act. These assets are held either in U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Trust‘s assets will be invested in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading.

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
Cash Manager and Custodian.
          During 2009, The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation as cash manager (the “Cash Manager”) under the non-custody Investment Advisory Agreement dated July 8, 2009, to manage and control the liquid assets of the Trust. The Cash Manager is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Cash Manager specializes in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues.
          The Trust opened a custodial account at The Northern Trust Company (the “Custodian”), and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator to the Trust. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Manager on behalf of the Trust or other liquid funds of the Trust will be held in its custody account at the custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account.
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

Charges
          The following is a description of current charges to the Trust.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Management Fee	A monthly management fee of 1/12 of 4% of the month-end net assets of the Series A units and Series B units, totaling approximately 4% of the average month-end net assets per year of the Series A units and Series B units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W units, totaling approximately 2% of average month-end net assets per year of the Series W units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A units) or on an ongoing basis with respect to Series B units (commencing with the 13th month with respect to Series A units) to selected selling agents who have sold the Series A units and the Series B units, in return for their provision of ongoing services to the Series A and/or the Series B unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of units sold by the selling agents, net of redemptions.

Campbell & Company	Performance Fee	A quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A units, Series B units and Series W units at the end of each quarter, exclusive of appreciation attributable to interest income.

Campbell & Company	Organization and Offering Expenses	The Series A units and Series W units each bear offering expenses incurred in relation to the offering of the Series A units and Series W units, respectively, up to an amount equal to approximately 1/12 of 0.50% of the month-end net assets of each of the Series A units and Series W units, totaling a maximum of 0.50% of average month-end net assets per year each of the Series A units and Series W units. Such organization and offering expenses of the Trust include all fees and expenses in connection with the distribution of the units, including legal, accounting, printing, mailing, filing fees, escrow fees, salaries and bonuses of employees while engaged in sales activities, and marketing expenses of Campbell & Company and the selling agents which are paid by the Trust.

Selling Agents	Administrative Fee	The selling agents (the firm and not the individual representatives) who sell Series W units receive a monthly administrative fee of 1/12 of 0.50% of the month-end net assets of the Series W units, totaling approximately 0.50% of average month-end net assets per year of the Series W units.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
UBS SECURITIES, LLC	Brokerage Commissions	Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust. Annual brokerage commissions payable to the Trust are estimated at approximately 0.20% of the Trust’s net assets annually, although there is no limit on the amount of such commissions.

Royal Bank of Scotland (RBS)	Forward Counterparty Execution Costs	The forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million for forward contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.25% of the Trust’s net assets.

Wilmington Trust Investment Management LLC	Cash Manager and the Custodian	The Trust pays Wilmington Trust Investment Management LLC (“Wilmington”) and Northern Trust Company a combined annualized fee equal to approximately 0.10% per annum of the funds managed by Wilmington based on a percentage of the principal amount of the Trust’s non-margin assets under management by Wilmington, computed and accrued on the average daily market value maintained in the Northern Trust Company custodial account by the Trust. Wilmington and Northern Trust Company are not affiliated with Campbell & Company. The Trust may engage other firms which are unaffiliated with Campbell & Company from time to time to provide cash management and custodial services. Such services would be provided pursuant to similar terms and fees as those that apply to Wilmington and Northern Trust Company. The Trust may also terminate all types of cash management services at any time.

Other	Operating Expenses	The Trust pays operating expenses (other than the cost of the Units), including trustee, legal and accounting fees, and taxes or extraordinary expenses. These expenses are estimated at less than 0.50% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

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
          The CFTC has recently proposed the imposition of position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate these limits, if accepted, will affect the Trust’s ability to trade, but it is possible that they may in the future if either increase the Trust’s assets dramatically.
          It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or effect of such restrictions on the trading adviors’s strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be detrimental to the Trust.
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

The Trust is Highly Leveraged
          Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward or option contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Trust’s account with face values equal to several times the Trust’s net asset value. The ratio of margin to equity is typically 10% to 30%, but can range from 5% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
Changes In Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Trust to Liquidate Positions at Disadvantageous Prices
          The Trust may utilize and may depend on the availability of credit in order to trade their portfolios. There can be no assurance that the Trust will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Trust can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Trust to liquidate all or part of their portfolios at disadvantageous prices. In recent months, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.
Your Investment Could be Illiquid
          Futures, forward and option positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Trust from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Trust may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again from 2007–2009 (it appears at this time that the 2007-2009 liquidity crisis has eased, however the potential of future liquidity issues continues to be a concern) there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. Campbell & Company was not forced to liquidate positions during the 1994, 1998 or 2007–2009 liquidity crises. However, it is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Trust from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Trust. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.
          Also, there is no secondary market for the units and none is expected to develop. While the units have redemption rights, there are restrictions. For example, redemptions from the Trust can occur only at the end of a month. If a large number of redemption requests were to be received at one time, the Trust might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Trust and consequently your investment.

          Transfers of interest in the units are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust. See the Trust’s “Agreement of Limited Partnership — Dispositions.”
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
          The Trust has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of the Trust’s assets on deposit may be limited to account insurance or other protection afforded such deposits, if any. Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust’s assets at financial institutions and brokers that Campbell & Company believes to be creditworthy.
Options on Futures and Over-the-Counter Contracts are Speculative and Highly Leveraged
          Options on futures and over-the-counter contracts may be used by the Trust to generate premium income or capital gains. The buyer of an option risks losing the entire purchase price (the premium as well as any commissions and fees) of the option. The writer (seller) of an option risks losing the difference between the premium received for the option and the price of the commodity, futures or forward contract underlying the option which the writer must purchase or deliver upon exercise of the option (which losses can be unlimited). Specific market movements of the commodity, futures or forward contracts underlying an option cannot accurately be predicted. Successful options trading require an accurate assessment of near-term volatility in the underlying instruments, as that volatility is immediately reflected in the price of the option. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in trading futures and forwards, where volatility may not have as great an effect on price.
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
          Because of this non-correlation, the Trust cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures, forward and option markets are fundamentally different from the securities markets in that for every gain made in futures, forward or option transaction, the opposing side of that transaction will have an equal and off-setting loss.. If the Trust does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Trust may have no gains to offset your losses from other investments.
The Current Markets are Subject to Market Disruptions and Governmental Intervention That May Be a Detriment to Your Investment
          The global financial markets are undergoing pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as to previously successful investment strategies. Confusion and uncertainty have also resulted from the apparent inconsistency which has characterized recent governmental actions. For example, while the Federal Reserve assisted or otherwise intervened with respect to certain distressed financial institutions, it refused to do so for others. Such inconsistency has caused both severe losses for a number of market participants, who assumed either no intervention or intervention consistent with past precedent, and contributed to the general uncertainty and resulting illiquidity of the markets.
          The U.S. “bailout” of financial institutions is the largest governmental intervention in the history of the U.S. financial markets. Moreover, the form of the “bailout” continues to shift as the impact of the current financial crisis is further analyzed. For example, the Troubled Asset Relief Program was initially designed to purchase illiquid mortgage-backed securities. Funds were then used to inject capital directly into certain consumer-oriented financial companies. In further response to this crisis, the U.S. government enacted the Emergency Economic Stabilization Act (the “EESA”), the largest governmental intervention in the history of the U.S. financial markets. In connection with the EESA, it seems highly likely that the U.S. Congress will require that new market restrictions be applied to the U.S. financial markets, restrictions which may have a material adverse impact on both the future competitiveness of these markets as well as the profit potential of the Trust. Regulations in other jurisdictions also appear likely to take similar action.
          The CFTC has recently proposed the imposition of position limits on energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate these limits, if accepted, will affect the Trust’s ability to trade, but it is possible that they may in the future if either or both Trust’s assets increase dramatically.
          It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or effect of such restrictions on the trading manager’s strategies. However, the trading advisor believes that there is a high likelihood of significantly increased regulation of the financial markets, and that such increased regulation could be detrimental to the Trust.
The Trust is a Party to Financial Instruments With Elements of Off-Balance Sheet Risk, Which Causes the Trust to Lose All of Its Assets
          The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and options contracts and are therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, Inc., the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.
Trading Risks
There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data
          The trading systems used by the managing operator for the Trust are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures, forward and option prices. Such price movements may not develop; there have been periods in the past without such price movements.
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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
          There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2009, this estimate had risen to approximately $212.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.
Limits Imposed by Futures Exchanges or Other Regulatory Organizations, Such As Speculative Position Limits and Daily Price Fluctuation Limits, May Alter Trading Decisions for the Trust
The CFTC and U.S. futures exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures and option on futures contracts. Most U.S. futures exchanges also have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. All accounts controlled by Campbell & Company are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force the liquidation of certain futures or options on futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.
Increase in Assets Under Management May Make Profitable Trading More Difficult
          The managing operator has not agreed to limit the amount of additional equity which it may manage. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Global Diversified Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts.
Investors Will Not be Able to View the Trust’s Holdings on a Daily Basis, Which May Result in Unanticipated Losses
          The managing operator makes the Trust’s trading decisions. While the managing operator receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Trust’s trading results are reported to unitholders monthly. Accordingly, an investment in the Trust does not offer unitholders the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. As a result, you may suffer unanticipated losses due to the Trust’s holdings.
Tax Risks
Investors are Taxed Based on Their Share of Trust’s Profits
          Investors are taxed each year on their share of the Trust’s profits, if any, irrespective of whether they redeem any units or receive any cash distribution from the Trust. The managing operator has the authority to make such distributions at any time in its sole discretion.
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
The Trust’s Service Providers Could Fail, Which May Result in Losses to the Trust
          The institutions, including, but not limited to, the futures broker the over-the-counter counterparty, the cash manager and the custodian, with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. The futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures brokers have been the subject of regulatory and private causes of action.
          The recent events surrounding the bankruptcies or similar proceedings with respect to various parties have demonstrated the risk that assets that a trader such as the Trust believed were custodial under statutory and regulatory protections could be subject to various risks, and apparently significant losses incurred by many hedge funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings and its affiliates illustrate the risks incurred in other derivatives trading and brokerage arrangements. Although Campbell & Company had no assets held at Lehman Brothers or its affiliates at the time of its bankruptcy, and accounts held by Campbell & Company suffered no losses as a result of the Lehman Brothers bankruptcy, there is no guarantee that Campbell & Company traded assets would be immune from such losses if a similar scenario were to occur in the future.
Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Trust in Deciding Whether to Buy Units
          The future performance of the Trust is not predictable, and no assurance can be given that the Trust will perform successfully in the future in as much as past performance is not necessarily indicative of future results. Additionally, the markets in which the Trust operates have been severely disrupted over the past year or more, so results observed in earlier periods may have little relevance to the results observable in the current environment.
Conflicts of Interest Exist in the Structure and Operation of the Trust
          Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Trust is treated equitably with other Campbell & Company clients.
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
The Trust Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Trust
          Unitholders are not entitled to participate in the management of the Trust or the conduct of its business. Rather, the Trust is wholly dependent upon the services of the managing operator. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the managing operator’s principals could have a material and adverse effect on the managing operator’s ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.
The Trust Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disrupting Your Investment Portfolio Allocation
          The managing operator may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.
The Trust Is Not A Regulated Investment Company and Therefore Is Subject to Different Protections Than a Regulated Investment Company
          Although the Trust and Campbell & Company are subject to regulation by the CFTC, the Trust is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment adviser under the Investment Advisers Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.

Forwards, Options, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Trust Will Not Receive the Same Protections on These Transactions
          The Trust trades foreign exchange contracts and options in the interbank market. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. The dealer market for off-exchange instruments is becoming more liquid. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Trust will not receive the protections which are provided by the Commodity Exchange Act or CFTC regulations in respect of these transactions.
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
Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Trust
          Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Trust to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.
Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade
          Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Trust or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Trust to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause Campbell & Company to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause Campbell & Company to reverse such action or inaction, all of which may ultimately be to the detriment of the Trust.

Item 1B.	Unresolved Staff Comments
          None.

Item 2.	Properties
          The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and other fixed income securities.

Item 3.	Legal Proceedings
          Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Declaration of Trust and Trust Agreement. As of December 31, 2009, there were 379 Unitholders and 10,227.868 Units of Beneficial Interest outstanding in the Series A, 1,323 Unitholders and 141,431.505 Units of Beneficial Interest outstanding in the Series B and 68 Unitholders and 1,896.181 Units of Beneficial Interest outstanding in the Series W Registrant.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
Dollars in thousands, except per Unit amounts

		For the Year Ended December 31,
	2009	2008	2007	2006	2005
Total Assets	$375,584	$533,225	$832,931	$1,179,711	$1,005,256
Total Unitholders’ Capital	365,318	501,507	774,739	1,153,999	934,698
Total Net Trading Gain (Loss) (includes brokerage commissions)	(10,341)	25,343	(136,663)	64,620	106,673
Net Income (Loss)	(27,085)	10,211	(135,306)	63,249	92,986

Net Income (Loss) Per Managing Operator and Other Unitholder Unit *
Series A**	(58.14)	(32.19)	n/a	n/a	n/a
Series B	(158.24)	41.60	(360.46)	153.91	295.68
Series W***	79.02	n/a	n/a	n/a	n/a

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	(159.98)	(35.35)	n/a	n/a	n/a
Series B	(148.25)	31.11	(370.14)	168.95	288.33
Series W***	(164.27)	n/a	n/a	n/a	n/a

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2009 and 2008.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2009	2009	2009
Total Net Trading Gain (Loss) (includes brokerage commissions)	$2,461	$(27,874)	$16,387	$(1,315)
Net Income (Loss)	(2,502)	(32,170)	12,495	(4,908)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A**	(21.39)	(147.19)	90.04	(37.35)
Series B	(12.89)	(179.53)	73.55	(30.79)
Series W***	(47.16)	(149.28)	119.32	(18.04)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	(17.42)	(180.76)	72.37	(34.17)
Series B	(14.29)	(178.27)	75.67	(31.36)
Series W***	(48.18)	(172.55)	82.00	(25.54)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A**	2,507.60	2,326.84	2,399.21	2,365.04
Series B	2,513.76	2,335.49	2,411.16	2,379.80
Series W***	2,515.98	2,343.43	2,425.43	2,399.89

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2008	2008	2008	2008
Total Net Trading Gain (Loss) (includes brokerage commissions)	$11,832	$33,551	$(18,178)	$(1,862)
Net Income (Loss)	9,419	29,690	(21,721)	(7,177)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A**	n/a	n/a	n/a	(32.19)
Series B	31.74	116.15	(95.41)	(33.32)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	n/a	n/a	n/a	(35.35)
Series B	30.96	127.73	(95.26)	(32.32)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A**	n/a	n/a	2,560.37	2,525.02
Series B	2,527.90	2,655.63	2,560.37	2,528.05

*	Based on weighted average number of units outstanding during the period.

**	Series A Units commenced trading on October 1, 2008.

***	Series W Units commenced trading on March 1, 2009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          The entire offering proceeds, without deductions, will be credited to the Trust’s bank, brokerage and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures, forward and option contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
          Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and options on forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
          The Trust invests in futures, forward currency and option on forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
Results of Operations
          The returns for the years ended December 31, 2009, 2008 and 2007 for Series B were (5.86)%, 1.25% and (12.91)%, respectively. The returns for the year ended December 31, 2009 and for the period October 1, 2008 (commencement of trading) through December 31, 2008 for Series A was (6.34)% and (1.38)%, respectively. The return for the period March 1, 2009 (commencement of trading) through December 31, 2009 for Series W was (6.41)%.
           The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2009, 2008 and 2007, the Trust accrued management fees in the amount of $16,971,300, $25,405,845 and $41,054,959, respectively, and paid management fees in the amounts of $17,509,152, $26,410,933; and $42,206,967, respectively.
           Performance fees were accrued or paid during the years ended December 31, 2009, 2008 and 2007, the Trust accrued performance fees in the amount of $0, $0 and $3,914,242 respectively, and paid performance fees in the amounts of $0, $0 and $3,914,242, respectively.

2009
          Of the (6.34)% return for year ended 2009 for Series A, approximately 1.71% was due to trading losses (before commissions) and approximately 4.85% due to brokerage fees, management fees, offering costs and operating costs borne by Series A offset by approximately 0.22% due to investment income
          Of the (5.86)% return for year ended 2009 for Series B, approximately 1.71% was due to trading losses (before commissions) and approximately 4.27% due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.12% due to investment income.
          Of the (6.41)% return for Series W for the period March 1, 2009 (commencement of trading) through December 31, 2009, approximately 1.71% was due to trading losses (before commissions) and approximately 4.93% was due to brokerage fees, management fees, sales commissions and offering costs borne by Series W offset by approximately 0.23% due to investment income.
          An analysis of the 1.71% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Currencies	3.74%
Commodities	(0.21)
Stock Indices	(0.47)
Interest Rates	(4.77)

(1.71)%

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
          Contrary to investor fears, global stock market returns in 2009 have fueled improved risk appetite as economic data and corporate earnings support the rally for yet another month in July. The Trust’s trading performance was relatively flat, with positive results from long stock and short U.S. Dollar positions being offset by losses incurred from short interest rate positions. For the first half of 2009, many “trend-following” strategies struggled to curb losses and eked out small gains in a market environment that is in a classic “consolidation” (trendless and choppy) period.
          While risk appetite was generally strong in August, investors’ risk behavior was a bit random as fixed income initially sold off on better than expected payrolls data, but spent the rest of the month rallying. Bernanke’s nomination for a second term and continued “lower rates for longer” comments from Fed officials helped support treasury prices against the Trust’s general positioning across the curve. Smaller losses were recorded in currency trading as investors appeared unwilling to chase growth currencies higher, at the expense of the dollar, from already stretched levels. Gains were recorded in commodity markets as the Trust increased its exposure to this sector with the launch of more agile models providing more efficient holding period diversification. Trading in base and precious metals was a primary driver as the “risk on” trade prevailed on improving economic data. Equity indices trading yielded a marginal gain as positioning geographically and across model groups remains mixed.
          During the month of September, the Trust’s technical and fundamental strategies both recorded healthy gains in the foreign exchange sector from short positions in the U.S. Dollar vs. most major currencies. Commodity-linked currencies were particularly profitable for the Trust, as both the Australian and New Zealand Dollars rose in value close to 5%. Technical and fundamental signals were also effective in the equity index sector, where the Trust benefited from primarily long positions across global stock indices. With the exception of Japan, global equities moved higher by 2 — 3% during the month on healthy

M&A activity, as well as favorable signs of a manufacturing rebound and consumer spending renewal. Results were mixed in fixed income trading as gains earned from short-term rates were largely offset by losses on the long end of the curve. Commodities trading resulted in marginal losses overall, primarily due to short positions in natural gas. The price of natural gas rallied over 20% during the month as a result of significant short covering in the market despite record storage levels.
          The risk pendulum continued to swing between “risk on” and “risk off” during the month of October, culminating in “risk off” at month-end and impacting all sectors of the portfolio. As global equity markets fell, commodities fell in tandem and the U.S. Dollar rallied along with fixed income in a thematic trade tied to central bank activity. While the Trust’s risk exposure to equity indices was relatively low, our net long position yielded the largest sector loss during the month. The high volatility environment for mean-reversion equity trading was quite favorable, resulting in gains in the cash equities statistical models in both U.S. and Japan. The perseverance of the “risk off” trade at month-end resulted in modest losses in foreign exchange, modest gains in commodities.
          November saw strong trends generate a return of 3.03%, with solid gains in interest rates, foreign exchange, and commodities. Weaker than expected new home sales to start the month, the Federal Open Market Committee’s retention of “extended period” language at mid-month, and a flight to quality at month-end fueled by fears over Dubai debt pushed bond prices higher throughout the month. Thus, trading in fixed income contributed to strong gains from both the short and long end of the curve; foreign exchange trading profited from a continued downward trend of the U.S. Dollar; and commodity trading benefitted from gains in precious metals.
          In December, the markets saw a rapid reversal in fixed income and the U.S. Dollar. Inflationary fears subsided as better than expected U.S. economic data fueled equity prices higher and bond prices lower. While market participants seemed to be trading at reduced risk levels, price trends were inconsistent leading into the holiday break, causing losses for many systematic managers, including Campbell. Sharp losses in fixed income trading and modest losses in foreign exchange outweighed solid gains in cash equities and equity indices trading, resulting in a net loss for the month.
2008
          Of the decrease of 1.38% for Series A for the period October 1, 2008 through December 31, 2009, approximately 0.27% was due to trading losses (before commissions) and approximately 1.15% was due to brokerage fees, management fees, and offering costs borne by Series A offset by approximately 0.04% due to interest income.
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
The Trust’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2009, 2008 and 2007 and the trading gains/losses by market category for the years then ended.

	December 31, 2009
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.74%
Interest Rates	0.69%	(4.77)%
Stock Indices	0.45%	(0.47)%
Commodities	0.41%	(0.21)%

Aggregate/Total	1.62%	(1.71)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Trust for the year ended December 31, 2009.
Of the return for year ended 2009 6.34% for Series A, approximately 1.71% was due to trading losses (before commissions) and approximately 4.85% was due to brokerage fees, management fees, and offering costs borne by Series A offset by approximately 0.22% due to investment income.
Of the return for year ended 2009 5.86% for Series B, approximately 1.71% was due to trading losses (before commissions) and approximately 4.27% due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.12% due to investment income.

Of the decrease of 6.41% for Series W for the period March 1, 2009 (commencement of trading) through December 31, 2009, approximately 1.71% was due to trading losses (before commissions) and approximately 4.93% was due to brokerage fees, management fees, Sales commissions and offering costs borne by Series W offset by approximately 0.23% due to investment income.

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

	December 31, 2007
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	1.44%	(7.94)%
Stock Indices	0.50%	(2.90)%
Interest Rates	0.40%	0.80%
Energy	0.08%	(1.88)%
Agricultural and Metals	0.16%	(0.87)%

Aggregate/Total	1.68%	(12.79)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Of the return for the year ended December 31, 2007 for Series B, approximately 12.79% was due to trading gains (before commissions) and approximately 4.69% in brokerage fees, management fees, performance fees and operating costs borne by the Trust offset by approximately 4.57% due to interest income giving a net return of (12.91)%.

Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
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
          The following were the primary trading risk exposures of the Trust as of December 31, 2009, by market sector.
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

Interest Rates
          Interest rate risk is a significant market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term rates. Changes in the interest rate environment will have the most impact on longer dated fixed income positions, at points of time throughout the year. The majority of the speculative positions held by the Trust may be held in medium to long-term fixed income positions.
Stock Indices
          The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Taiwan and Netherlands). The stock index futures traded by the Trust are limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust’s positions being “whipsawed” into numerous small loses.
Energy
          The Trust’s primary energy market exposure is to crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
          The Trust’s metals market exposure is to fluctuations in the price of gold, silver, copper, nickel and zinc.
Agricultural
          The Trust’s agricultural exposure is to fluctuations of the price of wheat, corn, coffee, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the non-trading risk exposures of the Trust as of December 31, 2009.
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
Treasury Bill Positions for Margin Purposes
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
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 41 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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
Management’s Annual Report on Internal Control over Financial Reporting
          Campbell & Company, Inc. (“CCI”), the managing operator of the Trust, is responsible for the management of the Trust. Management of CCI (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
          Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Trust’s internal control over financial reporting was effective.

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
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2009 that was not reported on Form 8-K.
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
          Kevin M. Heerdt, born in 1958, joined Campbell & Company in March 2003 and has served as Chief Investment Officer and Director of Research since July 2007, was Executive Vice President-Research from March 2003 to June 2007 and Chief Operating Officer from June 2005 to June 2007. His duties include risk management, research, and the development of quantitatively based hedge fund and options strategies. Mr. Heerdt is also the Vice President and Chief Investment Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, and The Campbell Multi-Strategy Trust, a registered investment company. From February 2002 to March 2003, he was the sole proprietor of Integrity Consulting, a start-up business consulting firm. From December 1990 to February 2002, Mr. Heerdt worked for Moore Capital Management, Inc., a private investment management firm, and its affiliates, where he was a Director and a Managing Director. Mr. Heerdt holds a B.A. in Economics and in International Relations from the University of Southern California. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective April 15, 2003, April 15, 2003 and April 1, 2003, respectively. Mr. Heerdt became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively. On March 12, 2010, by mutual agreement, Chief Investment Officer Kevin Heerdt left Campbell & Company to pursue other interests. Going forward, management of the research and investment process at Campbell will be conducted by an Investment Committee chaired by Campbell’s Vice Chairman Bruce Cleland. Other members of the Investment Committee will be Research Director, Xiaohua Hu, PhD, and Chief Operating Officer Will Andrews.
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
          Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., from February 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities Inc. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., from January 2003 to January 2005 with DB Advisors LLC, and from November 2002 to February 2003 with Deutsche Bank Securities, Inc. From April 1995 to September 2002, Ms. Wills-Zapata was employed by Dominion Capital Management, Inc., a global money management firm specializing in financial derivatives portfolios, where she served as a Principal and Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as a Principal and NFA Associate Member with Dominion Capital Management, Inc. from April 1995 to September 2002, from November 1999 to September 2002, and from April 1995 to September 2002, respectively. From December 1993 to April 1995, Ms. Wills-Zapata was employed by R.J. O’Brien & Associates, Inc., an independent futures brokerage firm, as an Executive Vice President. Ms. Wills-Zapata was registered as an Associated Person and listed as an NFA Associate Member with R.J. O’Brien & Associates, Inc. from March 1995 to June 2000. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
          There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.
          No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.
Audit Committee Financial Expert
The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Trust, has determined that Gregory T. Donovan qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.
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
          Campbell & Company receives from the Trust a monthly management fee of 1/12 of 4% of the month-end net assets of the Series A units and Series B units, totaling approximately 4% of the average month-end net assets per year of the Series A units and Series B units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W units, totaling approximately 2% of average month-end net assets per year of the Series W units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A units) or on an ongoing basis with respect to Series B units (commencing with the 13th month with respect to Series A units) to selected selling agents who have sold the Series A units and the Series B units, in return for their provision of ongoing services to the Series A and/or the Series B unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of units sold by the selling agents, net of redemptions. In addition, Campbell & Company receives a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A units, Series B units and Series W units at the end of each quarter, exclusive of appreciation attributable to interest income. The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”). In determining the fees in this paragraph, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2009, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2009, Campbell & Company owned 20.360 Units of Beneficial Interest in Series B having a value of $48,453. The amounts are summarized in the table below:

Amount and Nature
	Name of Beneficial	of Beneficial
Title of Class	Owner	Ownership	Percentage of Class
Units of Beneficial Interest in Series B	Campbell & Company, Inc.	20.360 Units	0.01% of Units outstanding
Campbell & Company did not own any additional units of Series A and Series W at December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14.	Principal Accounting Fees and Services
The principal accountant for the years ended December 31, 2009 and 2007 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2009 and 2008 were $85,050 and $74,050, respectively.

(b)	Audit Related Fees

The aggregate fees billed for professional services rendered by the principal accountant in connection with Sarbanes-Oxley compliance for the years ended December 31, 2009 and 2008 were $11,830, respectively.

(c)	Tax Fees None.

(d)	All Other Fees None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 41 thereof.

(2)	Schedules:

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

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

THE CAMPBELL FUND TRUST
By:	CAMPBELL & COMPANY, INC.
Managing Operator

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the Managing Operator of the Registrant, indicated on March 31, 2010.

Signature	Capacity

/s/ D. Keith Campbell

D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland

Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks

Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan

Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

THE CAMPBELL FUND TRUST
ANNUAL REPORT
December 31, 2009

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
The Campbell Fund Trust
We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2009 and 2008, the results of its operations, cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Princeton, New Jersey
March 26, 2010

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2009
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $13,350,000)	$13,357,610	3.66%

	Commercial Paper
	Germany
	Materials (cost $7,142,188)	$7,145,178	1.96%

	Netherlands
	Consumer Discretionary (cost $10,878,552)	$10,878,625	2.98%

	United States
	Consumer Discretionary	$41,353,531	11.32%
	Consumer Staples	$19,579,580	5.36%
	Energy	$11,644,613	3.19%
	Financials	$22,628,225	6.19%
	Industrials
$30,060,000	Avery Dennison Corporation Due 01/04/2010	$30,058,964	8.23%
	Municipal	$76,574,854	20.96%
	Telecommunications	$14,985,483	4.10%

	Total United States (cost $216,781,978)	$216,825,250	59.35%

	Total Commercial Paper (cost $234,802,718)	$234,849,053	64.29%

	Corporate Bonds
	United States
	Financials (cost $7,661,972)	$7,680,054	2.10%

	Government And Agency Obligations
	United States
	Financials
	US Government Agency	$54,732,604	14.98%
$17,000,000	U.S. Treasury Bills Due 03/25/2010 *	$16,997,648	4.65%

	Total United States (cost $71,704,748)	$71,730,252	19.63%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $3,061)	$3,061	0.00%

	Total Fixed Income Securities (cost $327,522,499)	$327,620,030	89.68%

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2009
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(2,825)	0.00%
Energy	$166,195	0.05%
Metals	$847,192	0.23%
Stock indices	$2,707,780	0.74%
Short-term interest rates	$(1,205,283)	(0.33)%
Long-term interest rates	$(3,107,032)	(0.85)%

Total long futures contracts	$(593,973)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$12,863	0.00%
Metals	$(570,225)	(0.16)%
Long-term interest rates	$119,654	0.03%

Total short futures contracts	$(437,708)	(0.13)%

Total futures contracts	$(1,031,681)	(0.29)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(13,342,441)	(3.65)%
Various short forward currency contracts	$10,265,262	2.81%

Total forward currency contracts	$(3,077,179)	(0.84)%

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2009
PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $847,190)	$855,611	0.23%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $264,078)	$(230,427)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Financial Condition
December 31, 2009 And 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$18,882,546	$488,681,500
Restricted cash	24,115,214	14,578,416
Net unrealized gain (loss) on open futures contracts	(1,031,681)	(22,719)

Total equity in broker trading accounts	41,966,079	503,237,197

Cash and cash equivalents	8,129,710	15,195
Fixed income securities (cost $327,522,499 and $25,000,000, respectively)	327,620,030	25,000,000
Options purchased, at fair value (premiums paid — $847,190 and $202,448, respectively)	855,611	109,058
Net unrealized gain (loss) on open forward currency contracts	(3,077,179)	2,694,810
Interest receivable	90,033	5,337
Subscriptions receivable	0	2,163,382

Total assets	$375,584,284	$533,224,979

LIABILITIES
Cash deficit at forwards broker	$0	$67,540
Accounts payable	114,739	117,146
Management fee	1,229,415	1,767,267
Service fee	1,729	0
Options written, at fair value (premiums received — $264,078 and $739,584, respectively)	230,427	665,741
Accrued commissions and other trading fees on open contracts	41,418	30,509
Offering costs payable	10,230	619
Redemptions payable	8,638,173	29,369,592

Total liabilities	10,266,131	32,018,414

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units — Redeemable
Other Unitholders — 10,227.868 and 1,052.200 units outstanding at December 31, 2009 and December 31, 2008	24,189,310	2,656,823
Series B Units — Redeemable
Managing Operator — 20.360 units outstanding at December 31, 2009 and December 31, 2008	48,453	51,471
Other Unitholders — 141,411.145 and 197,186.512 units outstanding at December 31, 2009 and December 31, 2008	336,529,754	498,498,271
Series W Units — Redeemable
Other Unitholders — 1,896.181 and 0.000 units outstanding at December 31, 2009 and December 31, 2008	4,550,636	0

Total unitholders’ capital (Net Asset Value)	365,318,153	501,206,565

Total liabilities and unitholders’ capital (Net Asset Value)	$375,584,284	$533,224,979

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Operations
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(22,697,082)	$33,097,735	$(25,846,706)
Change in unrealized	(1,008,960)	(4,652,238)	(24,810,820)
Brokerage commissions	(585,700)	(856,401)	(1,781,328)

Net gain (loss) from futures trading	(24,291,742)	27,589,096	(52,438,854)

Forward currency and options on forward currency trading gains (losses)
Realized	19,731,296	(19,095,861)	(29,870,447)
Change in unrealized	(5,710,372)	16,933,839	(53,572,831)
Brokerage commissions	(70,270)	(84,502)	(780,643)

Net gain (loss) from forward currency and options on forward currency trading	13,950,654	(2,246,524)	(84,223,921)

Total net trading gain (loss)	(10,341,088)	25,342,572	(136,662,775)

NET INVESTMENT INCOME (LOSS)
Income
Investment income	451,367	10,467,453	46,531,028
Realized gain (loss) on fixed income securities	(15,455)	0	0
Change in unrealized gain (loss) on fixed income securities	97,531	0	0

Total investment income	533,443	10,467,453	46,531,028

Expenses
Management fee	16,971,300	25,405,845	41,054,959
Service fee	8,487	0	0
Performance fee	0	0	3,914,242
Operating expenses	297,133	193,586	204,930

Total expenses	17,276,920	25,599,431	45,174,131

Net investment income (loss)	(16,743,477)	(15,131,978)	1,356,897

NET INCOME (LOSS)	$(27,084,565)	$10,210,594	$(135,305,878)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1), (2) (based on weighted average number of units outstanding during the year)
Series A	$(58.14)	$(32.19)	$0.00

Series B	$(158.24)	$41.06	$(360.46)

Series W	$79.02	$0.00	$0.00

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Operations
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1), (2)
Series A	$(159.98)	$(35.35)	$0.00

Series B	$(148.25)	$31.11	$(370.14)

Series W	$(164.27)	$0.00	$0.00

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for the Series A Units for the year ended December 31, 2007. The amounts shown for 2008 are for the period October 1, 2008 (commencement of trading) to December 31, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, the information shown is for the period March 1, 2009 through December 31, 2009. No information is provided for Series W Units for the year ended December 31, 2008 and 2007.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Cash Flows
For The Years Ended December 31, 2009, 2008 And 2007

	2009	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$(27,084,565)	$10,210,594	$(135,305,878)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	6,621,801	(12,281,601)	78,383,651
(Increase) decrease in restricted cash	(9,536,798)	(14,578,416)	0
(Increase) decrease in option premiums paid	(644,742)	1,436,651	(823,338)
Increase (decrease) in option premiums received	(475,506)	(181,056)	446,294
(Increase) decrease in interest receivable	(84,696)	91,894	320,413
(Increase) decrease in other assets	0	648	(648)
Increase (decrease) in accounts payable and accrued expenses	(527,621)	(1,035,044)	(1,347,758)
Net maturities (purchases) of investments in fixed income securities	(302,522,499)	741,738,739	157,038,705

Net cash from (for) operating activities	(334,254,626)	725,402,409	98,711,441

Cash flows from (for) financing activities
Addition of units	31,595,573	9,404,485	26,024,191
Redemption of units	(158,909,554)	(320,714,859)	(236,172,102)
Offering costs paid	(48,292)	0	0

Net cash from (for) financing activities	(127,362,273)	(311,310,374)	(210,147,911)

Net increase (decrease) in cash and cash equivalents	(461,616,899)	414,092,035	(111,436,470)
Cash and cash equivalents
Beginning of year	488,629,155	74,537,120	185,973,590

End of year	$27,012,256	$488,629,155	$74,537,120

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$18,882,546	$488,681,500	$31,596,452
Cash deficit at forwards broker	0	(67,540)	0
Cash and cash equivalents	8,129,710	15,195	42,940,668

Total end of year cash and cash equivalents	$27,012,256	$488,629,155	$74,537,120

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements Of Changes In Unitholders’ Capital (Net Asset Value)
For The Years Ended December 31, 2009, 2008 And 2007

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2006	20.360	$58,374	402,479.470	$1,153,940,424	402,499.830	$1,153,998,798

Net income (loss) for the year ended December 31, 2007		(7,536)		(135,298,342)		(135,305,878)
Additions	0.000	0	9,471.225	26,063,439	9,471.225	26,063,439
Redemptions	0.000	0	(101,695.987)	(270,017,583)	(101,695.987)	(270,017,583)

Balances at December 31, 2007	20.360	50,838	310,254.708	774,687,938	310,275.068	774,738,776

Net income (loss) for the year ended December 31, 2008		633		10,216,252		10,216,885
Additions	0.000	0	3,499.136	8,864,886	3,499.136	8,864,886
Redemptions	0.000	0	(116,567.332)	(295,270,805)	(116,567.332)	(295,270,805)

Balances at December 31, 2008	20.360	51,471	197,186.512	498,498,271	197,206.872	498,549,742

Net income (loss) for the year ended December 31, 2009		(3,018)		(26,908,145)		(26,911,163)
Additions	0.000	0	371.739	880,515	371.739	880,515
Redemptions	0.000	0	(56,147.106)	(135,940,887)	(56,147.106)	(135,940,887)

Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
December 31, 2009	December 31, 2008	December 31, 2007
$ 2,379.80	$ 2,528.05	$ 2,496.94

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Changes in Unitholders’ Capital
(Net Asset Value)
For The Years Ended December 31, 2009, 2008 And 2007

	Series A (1)		Series W (2)
	Units	Amount	Units	Amount
Balances at December 31, 2007	0.000	$0	0.000	$0

Net income (loss) for the year ended December 31, 2008		(6,291)		0
Additions	1,052.200	2,663,733	0.000	0
Offering costs		(619)		0

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the year ended December 31, 2009		(240,057)		66,655
Additions	9,982.649	23,768,054	2,015.801	4,783,622
Redemptions	(806.981)	(1,946,094)	(119.620)	(291,154)
Offering costs		(49,416)		(8,487)

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net Asset Value per Other Unitholders’ Unit — Series A(1)
December 31, 2009	December 31, 2008
$2,365.04	$2,525.02

Net Asset Value per Other Unitholders’ Unit — Series W(2)
December 31, 2009	February 28, 2009
$2,399.89	$2,564.16

(1)	Series A Units commenced trading on October 1, 2008; therefore, no information is provided for the Series A Units for the year ended December 31, 2007.

(2)	Series W Units commenced trading on March 1, 2009; therefore, no information is provided for Series W Units for the year ended December 31, 2008 and 2007.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For The Years Ended December 31, 2009, 2008 And 2007
The following information presents per unit operating performance data and other supplemental financial data for Series A for the period October 1, 2008 (commencement of trading) to December 31, 2008 and the year ended December 31, 2009. This information has been derived from information presented in the financial statements.

	Series A
	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year(4)	$2,525.02	$2,560.37

Income (loss) from operations:
Total net trading gains (losses) (1)	(55.23)	(7.62)
Net investment income (loss)(1)	(92.78)	(24.56)

Total net income (loss) from operations	(148.01)	(32.18)

Offering costs (1)	(11.97)	(3.17)

Net asset value per unit at end of year	$2,365.04	$2,525.02

Total Return	(6.34)%	(1.38)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.10%	4.03%
Performance fee	0.00%	0.00%

Total expenses	4.10%	4.03%

Net investment income (loss)(2,3)	(3.88)%	(3.88)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Annualized.

(4)	Represents the net asset value per Series A Unit at October 1, 2008 (commencement of trading).
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For The Years Ended December 31, 2009, 2008 And 2007
The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	Series B
	2009	2008	2007
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,528.05	$2,496.94	$2,867.08

Income (loss) from operations:
Total net trading gains (losses) (1)	(52.28)	91.91	(373.75)
Net investment income (loss)(1)	(95.97)	(60.80)	3.61

Total net income (loss) from operations	(148.25)	31.11	(370.14)

Net asset value per unit at end of year	$2,379.80	$2,528.05	$2,496.94

Total Return	(5.86)%	1.25%	(12.91)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.11%	4.10%	4.05%
Performance fee	0.00%	0.00%	0.38%

Total expenses	4.11%	4.10%	4.43%

Net investment income (loss)(2)	(3.99)%	(2.42)%	0.52%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For The Years Ended December 31, 2009, 2008 And 2007
The following information presents per unit operating performance data and other supplemental financial data for Series W for the period March 1, 2009 (commencement of trading) to December 31, 2009. This information has been derived from information presented in the financial statements.

Series W
2009
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year(4)	$2,564.16

Income (loss) from operations:
Total net trading gains (losses) (1)	(107.29)
Net investment income (loss)(1)	(46.92)

Total net income (loss) from operations	(154.21)

Offering costs (1)	(10.06)

Net asset value per unit at end of year	$2,399.89

Total Return	(6.41)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.62%
Performance fee	0.00%

Total expenses	2.62%

Net investment income (loss)(2,3)	(2.34)%

Total returns are calculated based on the change in value of a unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Annualized for the period October 1, 2008 (commencement of trading) through December 31, 2008.

(4)	Represents the net asset value per Series W Unit at March 1, 2009 (commencement of trading).
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. The rights of the Series A units, Series B units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. The initial minimum subscription for Series A units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1G, Note 1I, Note 2 and Note 5 for an explanation of allocations and Series specific charges.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 - “Offsetting of Amounts Related to Certain Contracts”). The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period or based on the market value of its exchange-traded equivalent.

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

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2009, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2009 and December 31, 2008.

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$327,620,030	$0	$327,620,030
Other Financial Instruments
Exchange-traded futures contracts	(1,031,681)	0	0	(1,031,681)
Forward currency contracts	0	(3,077,179)	0	(3,077,179)
Options purchased	0	855,611	0	855,611
Options written	0	(230,427)	0	(230,427)

Total	$(1,031,681)	$325,168,035	$0	$324,136,354

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009

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

The Trust prepares calendar year U.S. federal and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholder’s respective share of the Trust’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, Income Taxes (formerly FIN No. 48, “Accounting for Uncertainty in Income Taxes”) to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2009 and December 31, 2008, the

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009
amount of unreimbursed offering costs incurred by Campbell & Company is $1,653,661 and $111,829 for Series A units and $328,196 and $31,754 for Series W units respectively.

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

J.	Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The impact of this guidance on the Trust’s financial statements and disclosures, if any, is currently being assessed.
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

The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark). In determining the management fee and performance fee (the fees), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Trust’s bank, broker or cash management custody accounts.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009
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
Note 6. DEPOSITS WITH BROKER
The Trust deposits assets with UBS Securities LLC to act as broker, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Trust typically earns interest income on its assets deposited with the broker.
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
December 31, 2009
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2009 and December 31, 2008 was $16,997,648 and $25,000,000, respectively, which equals 5% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2009 and December 31, 2008 was $3,604,499 and $(67,540), respectively, which equals 1% and (0)% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbank market maker at December 31, 2009 and December 31, 2008 was restricted cash for margin requirements of $24,115,214 and $14,578,416, which equals 7% and 3% of Net Asset Value, respectively.

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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:
The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$5,253,447	$3,247,644	$14,345,436	$13,542,469
Gross unrealized losses	(6,285,128)	(3,270,363)	(17,380,543)	(10,867,206)

Net unrealized gain (loss)	$(1,031,681)	$(22,719)	$(3,035,107)	$2,675,263

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

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$142,638	$(132,600)	$10,038
Energy Contracts	Equity in broker trading accounts	214,581	(48,386)	166,195
Metal Contracts	Equity in broker trading accounts	1,609,537	(1,332,570)	276,967
Stock Indices Contracts	Equity in broker trading accounts	2,915,275	(207,495)	2,707,780
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(1,205,283)	(1,205,283)
Long Term Interest Rate Contracts	Equity in broker trading accounts	371,416	(3,358,794)	(2,987,378)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	13,988,095	(17,065,274)	(3,077,179)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	855,611	0	855,611
Written Options on Forward Currency Contracts	Options written, at fair value	0	(230,427)	(230,427)

Totals		$20,097,153	$(23,580,829)	$(3,483,676)

*	Derivatives not designated, as hedging instruments under ASC 815

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the year ended December 31, 2009 is as follows:

Trading Revenue for
the Twelve Months Ended
Type of Instrument	December 31, 2009
Agricultural Contracts	$(1,863,441)
Energy Contracts	(4,907,898)
Metal Contracts	5,425,104
Stock Indices Contracts	(3,588,375)
Short-Term Interest Rate Contracts	(2,553,519)
Long Term Interest Rate Contracts	(16,466,479)
Forward Currency Contracts	8,474,832
Purchased Options on Forward Currency Contracts	(8,456,964)
Written Options on Forward Currency Contracts	14,003,056

Total	$(9,933,684)

Trading Revenue for
the Twelve Months Ended
Line Item in the Statement of Operations	December 31, 2009
Futures trading gains (losses):
Realized	$(22,945,648)
Change in unrealized	(1,008,960)
Forward currency and options on forward currency trading gains (losses):
Realized	19,731,296
Change in unrealized	(5,710,372)

Total	$(9,933,684)

For the twelve months ended December 31, 2009, the monthly average of futures contracts bought and sold was approximately 17,900, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,101,400,500.

Open contracts generally mature within three months; as of December 31, 2009, the latest maturity date for open futures contracts is March 2011, the latest maturity date for open forward currency contracts is March 2010, and the latest expiry date for options on forward currency contracts is January 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2009
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
Note 10. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were issued. There are no subsequent events to disclose or record.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E-1