Form 10-Q
period 2010-03-31
CAMPBELL FUND TRUST
filed 2010-05-17
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company: in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Total number of Pages: 34

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Australia
	Financials (cost $14,000,000)	$13,998,320	4.21%

	Canada
	Financials (cost $14,000,000)	$14,004,480	4.21%

	Netherlands
	Financials (cost $15,300,788)	$15,300,000	4.60%

	Total Bank Deposits (cost $43,300,788)	$43,302,800	13.02%

	Commercial Paper
	United States
	Consumer Discretionary	$21,105,722	6.34%
	Consumer Staples	$34,758,388	10.44%
	Industrials	$19,558,388	5.88%
	Municipal	$71,555,395	21.50%
	Utilities	$11,998,880	3.61%

	Total United States (cost $158,945,277)	$158,976,773	47.77%

	Corporate Bonds
	United States
	Financials (cost $18,202,501)	$18,222,964	5.48%

	Government Agencies
	United States
	US Government Agency (cost $35,889,150)	$35,899,417	10.79%

	Government And Agency Obligations
	United States
	US Government Agency
	Other	$9,988,530	3.00%
	U.S. Treasury Bills *
$16,200,000	Due 04/22/2010	$16,198,961	4.87%
	U.S. Treasury Bills *
$25,000,000	Due 06/03/2010	$24,994,531	7.51%

	Total United States (cost $51,179,075)	$51,182,022	15.38%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $1,066)	$1,060	0.00%

	Total Fixed Income Securities (cost $307,517,857)	$307,585,036	92.44%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$27,479	0.01%
Energy	$1,326,799	0.40%
Metals	$2,773,149	0.83%
Stock indices	$2,696,389	0.81%
Short-term interest rates	$1,131,510	0.34%
Long-term interest rates	$(1,085,218)	(0.33)%

Total long futures contracts	$6,870,108	2.06%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2010 (Unaudited)
SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$626,246	0.19%
Energy	$173,530	0.05%
Metals	$(888,934)	(0.27)%
Stock indices	$(35,443)	(0.01)%
Short-term interest rates	$66,400	0.02%
Long-term interest rates	$611,765	0.18%

Total short futures contracts	$553,564	0.16%

Total futures contracts	$7,423,672	2.22%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$1,061,863	0.32%
Various short forward currency contracts	$(606,037)	(0.18)%

Total forward currency contracts	$455,826	0.14%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $709,741)	$610,664	0.18%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $264,225)	$(194,989)	(0.06)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $13,350,000)	$13,357,610	3.66%

	Commercial Paper
	Germany
	Materials (cost $7,142,188)	$7,145,178	1.96%

	Netherlands
	Consumer Discretionary (cost $10,878,552)	$10,878,625	2.98%

	United States
	Consumer Discretionary	$41,353,531	11.32%
	Consumer Staples	$19,579,580	5.36%
	Energy	$11,644,613	3.19%
	Financials	$22,628,225	6.19%
	Industrials
	Avery Dennison Corporation
$30,060,000	Due 01/04/2010	$30,058,964	8.23%
	Municipal	$76,574,854	20.96%
	Telecommunications	$14,985,483	4.10%

	Total United States (cost $216,781,978)	$216,825,250	59.35%

	Total Commercial Paper (cost $234,802,718)	$234,849,053	64.29%

	Corporate Bonds
	United States
	Financials (cost $7,661,972)	$7,680,054	2.10%

	Government And Agency Obligations
	United States
	Financials
	US Government Agency	$54,732,604	14.98%
	U.S. Treasury Bills *
$17,000,000	Due 03/25/2010	$16,997,648	4.65%

	Total United States (cost $71,704,748)	$71,730,252	19.63%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $3,061)	$3,061	0.00%

	Total Fixed Income Securities (cost $327,522,499)	$327,620,030	89.68%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(2,825)	0.00%
Energy	$166,195	0.05%
Metals	$847,192	0.23%
Stock indices	$2,707,780	0.74%
Short-term interest rates	$(1,205,283)	(0.33)%
Long-term interest rates	$(3,107,032)	(0.85)%

Total long futures contracts	$(593,973)	(0.16)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2010 (Unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$23,501,040	$18,882,546
Restricted cash	4,945,205	24,115,214
Fixed income securities (cost $24,994,531 and $0, respectively)	24,994,531	0
Net unrealized gain (loss) on open futures contracts	7,423,672	(1,031,681)

Total equity in broker trading accounts	60,864,448	41,966,079

Cash and cash equivalents	4,793,957	8,129,710
Fixed income securities (cost $282,523,326 and $327,522,499, respectively)	282,590,505	327,620,030
Options purchased, at fair value (premiums paid — $709,741 and $847,190, respectively)	610,664	855,611
Net unrealized gain (loss) on open forward currency contracts	455,826	(3,077,179)
Interest receivable	46,961	90,033
Subscriptions receivable	509,212	0

Total assets	$349,871,573	$375,584,284

LIABILITIES
Accounts payable	92,756	114,739
Management fee	1,145,776	1,229,415
Service fee	3,090	1,729
Options written, at fair value (premiums received — $264,225 and $264,078, respectively)	194,989	230,427
Accrued commissions and other trading fees on open contracts	48,523	41,418
Offering costs payable	16,106	10,230
Redemptions payable	15,544,934	8,638,173

Total liabilities	17,046,174	10,266,131

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units — Redeemable
Other Unitholders - 14,142.900 and 10,227.868 units outstanding at March 31, 2010 and December 31, 2009	32,186,993	24,189,310
Series B Units — Redeemable
Managing Operator - 20.360 units outstanding at March 31, 2010 and December 31, 2009	46,684	48,453
Other Unitholders - 127,594.406 and 141,411.145 units outstanding at March 31, 2010 and December 31, 2009	292,563,136	336,529,754
Series W Units — Redeemable
Other Unitholders - 3,463.455 and 1,896.181 units outstanding at March 31, 2010 and December 31, 2009	8,028,586	4,550,636

Total unitholders’ capital (Net Asset Value)	332,825,399	365,318,153

Total liabilities and unitholders’ capital (Net Asset Value)	$349,871,573	$375,584,284

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(15,471,425)	$1,933,880
Change in unrealized	8,455,353	(2,042,379)
Brokerage commissions	(250,861)	(160,207)

Net gain (loss) from futures trading	(7,266,933)	(268,706)

Forward currency and options on forward currency trading gains (losses)
Realized	(6,333,282)	5,602,910
Change in unrealized	3,461,092	(2,862,622)
Brokerage commissions	(21,858)	(10,516)

Net gain (loss) from forward currency and options on forward currency trading	(2,894,048)	2,729,772

Total net trading gain (loss)	(10,160,981)	2,461,066

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	264,472	4,328
Realized gain (loss) on fixed income securities	(9,167)	0
Change in unrealized gain (loss) on fixed income securities	(30,353)	0

Total investment income	224,952	4,328

Expenses
Management fee	3,410,092	4,921,540
Service fee	6,835	4
Operating expenses	117,154	46,303

Total expenses	3,534,081	4,967,847

Net investment income (loss)	(3,309,129)	(4,963,519)

NET INCOME (LOSS)	$(13,470,110)	$(2,502,453)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)
Series A	$(55.42)	$(21.39)

Series B	$(92.20)	$(12.89)

Series W (1)	$(30.26)	$(47.16)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(89.20)	$(17.42)

Series B	$(86.88)	$(14.29)

Series W (1)	$(81.80)	$(48.18)

(1)	Series W Units commenced trading on March 1, 2009; therefore, the information shown for 2009 is for the period March 1, 2009 through March 31, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(13,470,110)	$(2,502,453)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(11,886,092)	4,905,001
(Increase) decrease in restricted cash	19,170,009	14,578,416
(Increase) decrease in option premiums paid	137,449	16,246
Increase (decrease) in option premiums received	147	(71,646)
(Increase) decrease in interest receivable	43,072	5,337
Increase (decrease) in interest payable	0	18,911
Increase (decrease) in accounts payable and accrued expenses	(97,156)	(176,599)
Purchases of investments in fixed income securities	(2,076,618,013)	(472,988,499)
Sales/maturities of investments in fixed income securities	2,096,622,654	75,000,000

Net cash from (for) operating activities	13,901,960	(381,215,286)

Cash flows from (for) financing activities
Addition of units	14,514,704	3,931,180
Redemption of units	(27,099,578)	(55,154,986)
Offering costs paid	(34,345)	(2,807)

Net cash from (for) financing activities	(12,619,219)	(51,226,613)

Net increase (decrease) in cash and cash equivalents	1,282,741	(432,441,899)

Cash and cash equivalents	27,012,256	488,629,155

Beginning of period

End of period	$28,294,997	$56,187,256

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$23,501,040	$51,648,615
Cash and cash equivalents	4,793,957	4,538,641

Total end of period cash and cash equivalents	$28,294,997	$56,187,256

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2010

Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207

Net income (loss) for the three months ended March 31, 2010		(1,769)		(12,736,542)		(12,738,311)
Additions	0.000	0	1,020.309	2,289,677	1,020.309	2,289,677
Redemptions	0.000	0	(14,837.048)	(33,519,753)	(14,837.048)	(33,519,753)

Balances at March 31, 2010	20.360	$46,684	127,594.406	$292,563,136	127,614.766	$292,609,820

Three Months Ended March 31, 2009

Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742

Net income (loss) for the three months ended March 31, 2009		(291)		(2,478,874)		(2,479,165)
Additions	0.000	0	64.053	161,015	64.053	161,015
Redemptions	0.000	0	(16,342.451)	(41,420,362)	(16,342.451)	(41,420,362)

Balances at March 31, 2009	20.360	$51,180	180,908.114	$454,760,050	180,928.474	$454,811,230

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
$2,292.92	$2,379.80	$2,513.76	$2,528.05

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Series A		Series W (1)
	Units	Amount	Units	Amount
Three Months Ended March 31, 2010

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss) for the three months ended March 31, 2010		(659,389)		(72,410)
Additions	4,084.497	9,073,290	1,612.796	3,660,949
Redemptions	(169.465)	(382,832)	(45.522)	(103,754)
Offering costs		(33,386)		(6,835)

Balances at March 31, 2010	14,142.900	$32,186,993	3,463.455	$8,028,586

Three Months Ended March 31, 2009

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the three months ended March 31, 2009		(23,104)		(184)
Additions	702.885	1,773,635	106.170	267,310
Redemptions	(148.398)	(375,000)	0.000	0
Offering costs		(3,428)		(4)

Balances at March 31, 2009	1,606.687	$4,028,926	106.170	$267,122

Net Asset Value per Other Unitholders’ Unit - Series A
March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
$2,275.84	$2,365.04	$2,507.60	$2,525.02

Net Asset Value per Other Unitholders’ Unit - Series W (1)
March 31, 2010	December 31, 2009	March 31, 2009	February 28, 2009
$2,318.09	$2,399.89	$2,515.98	$2,564.16

(1)	Series W Units commenced trading on March 1, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended
	March 31,
	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,365.04	$2,525.02

Income (loss) from operations:
Total net trading gains (losses) (1)	(64.57)	11.37
Net investment income (loss)(1)	(21.82)	(25.62)

Total net income (loss) from operations	(86.39)	(14.25)

Offering costs (1)	(2.81)	(3.17)

Net asset value per unit at end of period	$2,275.84	$2,507.60

Total Return	(3.77)%	(0.69)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.12%	3.96%
Performance fee	0.00%	0.00%

Total expenses	4.12%	3.96%

Net investment income (loss) (2,3)	(3.87)%	(3.96)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended
	March 31,
	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,379.80	$2,528.05

Income (loss) from operations:
Total net trading gains (losses) (1)	(65.05)	11.38
Net investment income (loss)(1)	(21.83)	(25.67)

Total net income (loss) from operations	(86.88)	(14.29)

Net asset value per unit at end of period	$2,292.92	$2,513.76

Total Return	(3.65)%	(0.57)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.12%	4.08%
Performance fee	0.00%	0.00%

Total expenses	4.12%	4.08%

Net investment income (loss) (2)	(3.85)%	(4.08)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)
The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended
	March 31,
	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (4)	$2,399.89	$2,564.16

Income (loss) from operations:
Total net trading gains (losses) (1)	(65.22)	(42.02)
Net investment income (loss) (1)	(13.72)	(5.13)

Total net income (loss) from operations	(78.94)	(47.15)

Offering costs (1)	(2.86)	(1.03)

Net asset value per unit at end of period	$2,318.09	$2,515.98

Total Return	(3.41)%	(1.88)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.63%	2.47%
Performance fee	0.00%	0.00%

Total expenses (1)	2.63%	2.47%

Net investment income (loss) (2,3)	(2.40)%	(2.47)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss)and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Annualized for period March 1, 2009 (commencement of trading) through December 31, 2009.

(4)	Represents the net asset value per Series W Unit at March 1, 2009 (commencement of trading).
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. The rights of the Series A units, Series B units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. The initial minimum subscription for Series A units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1F, Note 1H, Note 2 and Note 5 for an explanation of allocations and Series specific charges.

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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet, (formerly FAS No. 39 — “Offsetting of Amounts Related to Certain Contracts”). The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked-to-market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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
MARCH 31, 2010 (UNAUDITED)
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
Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2010, the Trust did not have any Level 3 assets or liabilities.
In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	Fair Value at March 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$307,585,036	$0	$307,585,036
Other Financial Instruments
Exchange-traded futures contracts	7,423,672	0	0	7,423,672
Forward currency contracts	0	455,826	0	455,826
Options purchased	0	610,664	0	610,664
Options written	0	(194,989)	0	(194,989)

Total	$7,423,672	$308,456,537	$0	$315,880,209

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$327,620,030	$0	$327,620,030
Other Financial Instruments
Exchange-traded futures contracts	(1,031,681)	0	0	(1,031,681)
Forward currency contracts	0	(3,077,179)	0	(3,077,179)
Options purchased	0	855,611	0	855,611
Options written	0	(230,427)	0	(230,427)

Total	$(1,031,681)	$325,168,035	$0	$324,136,354

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes

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
MARCH 31, 2010 (UNAUDITED)
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
If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,958,062 and $1,653,661 for Series A units and $379,201 and $328,196 for Series W units respectively.
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
I.	Reclassification
Certain prior period amounts in the Statement of Cash Flows were reclassified to conform to current period presentation.
Note 2.	MANAGING OPERATOR AND COMMODITY TRADING ADVISOR
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
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
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Trust are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.
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
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2010 and December 31, 2009 was $41,193,492 and $16,997,648, respectively, which equals 12% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2010 and December 31, 2009 was $3,181,608 and $3,604,499, respectively, which equals 1% and 1% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2010 and December 31, 2009 was restricted cash for margin requirements of $4,945,205 and $24,115,214 respectively, which equals 1% and 7% of Net Asset Value respectively.
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
For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross unrealized gains	$10,610,733	$5,253,447	$10,765,140	$14,345,436
Gross unrealized losses	(3,187,061)	(6,285,128)	(10,339,155)	(17,380,543)

Net unrealized gain (loss)	$7,423,672	$(1,031,681)	$425,985	$(3,035,107)

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
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2010	March 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$864,976	$(211,251)	$653,725
Energy Contracts	Equity in broker trading accounts	1,500,329	0	1,500,329
Metal Contracts	Equity in broker trading accounts	2,784,373	(900,158)	1,884,215
Stock Indices Contracts	Equity in broker trading accounts	2,960,972	(300,026)	2,660,946
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,389,107	(191,197)	1,197,910
Long-Term Interest Rate Contracts	Equity in broker trading accounts	1,110,976	(1,584,429)	(473,453)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	10,531,386	(10,075,560)	455,826
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	610,664	0	610,664
Written Options on Forward Currency Contracts	Options written, at fair value	0	(194,989)	(194,989)

Totals		$21,752,783	$(13,457,610)	$8,295,173

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$142,638	$(132,600)	$10,038
Energy Contracts	Equity in broker trading accounts	214,581	(48,386)	166,195
Metal Contracts	Equity in broker trading accounts	1,609,537	(1,332,570)	276,967
Stock Indices Contracts	Equity in broker trading accounts	2,915,275	(207,495)	2,707,780
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(1,205,283)	(1,205,283)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	371,416	(3,358,794)	(2,987,378)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	13,988,095	(17,065,274)	(3,077,179)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	855,611	0	855,611
Written Options on Forward Currency Contracts	Options written, at fair value	0	(230,427)	(230,427)

Totals		$20,097,153	$(23,580,829)	$(3,483,676)

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2010 and March 31, 2009 is as follows:

	Trading Revenue for	Trading Revenue for the
	the Three Months Ended	Three Months Ended
Type of Instrument	March 31, 2010	March 31, 2009
Agricultural Contracts	$128,333	$669,615
Energy Contracts	(2,724,911)	(116,054)
Metal Contracts	(2,864,314)	(2,183,837)
Stock Indices Contracts	(7,320,119)	(4,040,579)
Short-Term Interest Rate Contracts	10,677,099	3,564,459
Long Term Interest Rate Contracts	(4,905,283)	1,913,493
Forward Currency Contracts	(1,128,786)	(178,786)
Purchased Options on Forward Currency Contracts	(3,867,495)	(998,963)
Written Options on Forward Currency Contracts	2,124,091	3,918,037

Total	$(9,881,385)	$2,547,385

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	March 31, 2010	March 31, 2009
Futures trading gains (losses):
Realized	$(15,464,548)	$1,849,476
Change in unrealized	8,455,353	(2,042,379)
Forward currency and options on forward currency trading gains (losses):
Realized	(6,333,282)	5,602,910
Change in unrealized	3,461,092	(2,862,622)

Total	$(9,881,385)	$2,547,385

For the three months ended March 31, 2010 and March 31, 2009, the monthly average of futures contracts bought and sold was approximately 20,700 and 10,100 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,629,600,000 and $1,663,500,000 respectively.
Open contracts generally mature within twelve months; as of March 31, 2010, the latest maturity date for open futures contracts is June 2011, the latest maturity date for open forward currency contracts is June 2010, and the latest expiry date for options on forward currency contracts is April 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity. Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.
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
Note 10. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedule of investments, as of March 31, 2010 and December 31, 2009 and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2010, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2010 and 2009.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)
Note 11. SUBSEQUENT EVENTS
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
As of March 31, 2010, the aggregate capitalization of the Trust was $332,825,399 with Series A, Series B and Series W comprising $32,186,993, $292,609,820 and $8,028,586, respectively, of the total. The Net Asset Value per Unit was $2,275.84 for Series A, $2,292.92 for Series B, and $2,318.09 for Series W.
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
The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.

Liquidity
Most United States futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s futures trading operations, the Trust’s assets are expected to be highly liquid.
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

The Trust occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past three years, the Trust has not needed to liquidate any position as a result of a margin call.
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

Results of Operations
The returns for the three months ended for Series A as of March 31, 2010 and 2009 were (3.77)% and (0.69)%. The returns for Series B for the three months ended March 31, 2010 and 2009 were (3.65)% and (0.57)%, respectively. The returns for Series W for the three months ended March 31, 2010 and for the one month period from March 1, 2009 (commencement of trading) through March 31, 2009 were (3.41)% and (1.88)%, respectively.
2010
Of the 2010 year-to-date decrease of (3.77)% for Series A, approximately (2.61)% due to trading losses (before commissions) and approximately (1.22)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.06% due to investment income.
Of the 2010 year-to-date decrease of (3.65)% for Series B, approximately (2.61)% due to trading losses (before commissions) and approximately (1.11)% due to brokerage fees, management fees and operating costs borne by Series B offset by investment income totaled 0.07%.
Of the 2010 year-to-date decrease of (3.41)% for Series W, approximately (2.61)% due to trading losses (before commissions) and approximately (0.86)% due to brokerage fees, management fees and operating costs borne by Series W offset by investment income totaled 0.06%.
During the three months ended March 31, 2010, the Trust accrued management fees in the amount of $3,410,092 and paid management fees in the amount of $3,493,731. No performance fees were accrued or paid during this period.
An analysis of the (2.61) % gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	1.60%
Currencies	(0.71)
Commodities	(1.48)
Stock Indices	(2.02)

(2.61)%

The New Year begins with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, begins to waver, resulting in trading losses for the Trust’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Trust’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.

The first half of February was somewhat subdued as the market digested mixed U.S. employment numbers versus the unemployment rate. By mid-month, the Federal Reserve surprised the markets by deciding to hike the discount rate, in a clear sign that the pace of their exit strategy may be more aggressive than originally anticipated. Our long position in short-term rates, both in the U.S. and Europe, fueled strong gains in the sector for the remainder of the month. Gains were also recorded in currency trading as the Euro currency weakened against most majors on accelerated sovereign fears evidenced by the record high cost of insuring Greek and Portuguese debt. Global equity indices trading produced small losses for the Trust as a result of dealing with diverse global macroeconomic challenges (weakening Euro, China central bank intervention and U.S. employment and earnings season results). While the market finished generally negative in Europe and Asia, the U.S. managed to record a gain on largely upbeat fourth quarter earnings announcements with many S&P constituents beating consensus expectations. Commodity trading resulted in generally negative results as the structural imbalances in Europe, and the strong relative performance of the U.S. economy versus the Eurozone helped “de-link” Europe from the risk trade, keeping commodities in alignment with U.S. stocks. While energy prices rallied for most of the month, precious metals sold off early only to turn positive as the market used gold as a safe haven against Eurozone turmoil.
March proved to be a very strong month for trends as our long positions in energies and base metals benefited from prices moving higher on climbing global economic growth prospects. Global equity indices also provided gains for the Trust’s long positions as prices surged on renewed merger and acquisition activity, positive news centered on economic releases, and subdued fears regarding Greece’s finances. Marginal gains were recorded in the foreign exchange markets as the return of the carry trade pushed commodity linked currencies higher. Almost all central banks have acknowledged that the worst has passed; however, the lack of flexibility to induce fresh fiscal or monetary stimulus has forced a lower for longer interest rate policy globally. The Trust’s net gains were partially offset by losses in the fixed income markets from our long positions in U.S. Treasury futures as prices fell during the month. In the U.S. fixed income market, heavy supply put pressure on bond prices, and U.S. Treasury yields were higher than swap yields for the first time on record.
2009
Of the 2009 year-to-date decrease of 0.69% for Series A, approximately 1.19% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.50% due to trading gains (before commissions). Investment income totaled 0.00%.
Of the 2009 year-to-date decrease of 0.57% for Series B, approximately 1.07% due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.50% due to trading gains (before commissions). Investment income totaled 0.00%.
Of the decrease of 1.88% for Series W for the period March 1, 2009 (commencement of trading) through March 31, 2009, approximately 1.59% was due to trading losses (before commissions) and approximately 0.29% was due to brokerage fees, management fees, services fees, operating costs and offering costs borne by Series W. Investment income totaled 0.00%.
During the three months ended March 31, 2009, the Trust accrued management fees in the amount of $4,921,540 and paid management fees in the amount of $5,104,076. No performance fees were accrued or paid during this period.

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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2010 and December 31, 2009 and the trading gains/losses by market category for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	0.61%	1.60%
Stock Indices	0.60%	(2.02)%
Commodities	0.54%	(1.48)%
Currencies	0.52%	(0.71)%

Aggregate/Total	1.64%	(2.61)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Trust for the three months ended March 31, 2010.

Of the (3.77)% return for the three months ended March 31, 2010 for Series A, approximately (2.61)% due to trading losses (before commissions) and approximately (1.22)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.06% due to investment income.
Of the (3.65)% return for the three months ended March 31, 2010 for Series B, approximately (2.61)% due to trading losses (before commissions) and approximately (1.11)% due to brokerage fees, management fees and operating costs borne by Series B offset by investment income totaled 0.07%.
Of the (3.41)% return for the three months ended March 31, 2010 for Series W, approximately (2.61)% due to trading losses (before commissions) and approximately (0.86)% due to brokerage fees, management fees and operating costs borne by Series W offset by investment income totaled 0.06%.

	December 31, 2009
		Trading
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
Of the (6.34)% return for year ended 2009 for Series A, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.85)% was due to brokerage fees, management fees, and offering costs borne by Series A offset by approximately 0.22% due to investment income.
Of the (5.86)% return for year ended 2009 for Series B, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.27)% due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.12% due to investment income.
Of the (6.41)% return for Series W for the period March 1, 2009 (commencement of trading) through December 31, 2009, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.93)% was due to brokerage fees, management fees, sales commissions and offering costs borne by Series W offset by approximately 0.23% due to investment income.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2010 by market sector.
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
Stock Indices
The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, the Netherlands and Taiwan). The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust’s positions being “whipsawed” into numerous small losses.
Energy
The Trust’s primary energy market exposure is to natural gas, crude oil and derivative product price movements often resulting from political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, platinum, silver, and zinc.

Agricultural
The Trust’s agricultural exposure was to the fluctuations in the price of wheat, corn, coffee, cocoa, sugar, soy, hogs, cattle, canola, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the primary non-trading risk exposures of the Trust as of March 31, 2010.
Foreign Currency Balances
The Trust’s primary foreign currency balances are in Australian Dollar, Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
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

THE CAMPBELL FUND TRUST (Registrant)
	By:	Campbell & Company, Inc.
Managing Operator

Date: May 17, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E 1