Form 10-Q
period 2010-06-30
CAMPBELL FUND TRUST
filed 2010-08-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Total number of Pages: 38

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Australia
	Financials (cost $14,000,000)	$13,997,427	4.44%

	Canada
	Financials (cost $14,000,000)	$14,001,292	4.45%

	Netherlands
	Financials (cost $15,300,017)	$15,299,983	4.86%

	Total Bank Deposits (cost $43,300,017)	$43,298,702	13.75%

	Commercial Paper
	Germany
	Telecommunications (cost $10,050,464)	$10,051,645	3.19%

	United States
	Consumer Discretionary	$11,997,840	3.81%
	Consumer Staples	$15,177,019	4.82%
	Financials	$21,844,756	6.94%
	Industrial	$3,317,834	1.05%
	Municipal	$52,280,363	16.60%
	Utilities	$10,288,079	3.26%

	Total United States (cost $114,889,014)	$114,905,891	36.48%

	Total Commercial Paper (cost $124,939,478)	$124,957,536	39.67%

	Corporate Bonds
	United States
	Consumer Discretionary	$998,800	0.32%
	Financials	$25,062,716	7.96%
	Telecommunications	$2,539,660	0.81%

	Total United States (cost $28,686,227)	$28,601,176	9.09%

	Government Agencies
	United States
	US Government Agency (cost $40,586,467)	$40,624,897	12.90%

	Government Obligations
	United States
	US Treasury Bill
$17,000,000	U.S. Treasury Bills * Due 07/15/2010	$16,999,802	5.40%
$25,000,000	U.S. Treasury Bills * Due 07/01/2010	$25,000,000	7.94%

	Total United States (cost $41,999,802)	$41,999,802	13.34%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $5,887)	$5,887	0.00%

	Total Fixed Income Securities (cost $279,517,878)	$279,488,000	88.75%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2010 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$69,193	0.02%
Energy	$(962,845)	(0.31)%
Metals	$106,359	0.03%
Stock indices	$(3,946,169)	(1.25)%
Short-term interest rates	$2,172,028	0.69%
Long-term interest rates	$6,545,110	2.08%

Total long futures contracts	$3,983,676	1.26%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(334,739)	(0.11)%
Energy	$261,780	0.08%
Metals	$(126,423)	(0.04)%
Stock indices	$397,066	0.13%
Short-term interest rates	$(213,608)	(0.07)%

Total short futures contracts	$(15,924)	(0.01)%

Total futures contracts	$3,967,752	1.25%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$3,110,419	0.99%
Various short forward currency contracts	$(6,751,508)	(2.14)%

Total forward currency contracts	$(3,641,089)	(1.15)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $166,882)	$164,857	0.05%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $351,998)	$(304,338)	(0.10)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials (cost $13,350,000)	$13,357,610	3.66%

	Commercial Paper
	Germany
	Materials (cost $7,142,188)	$7,145,178	1.96%

	Netherlands
	Consumer Discretionary (cost $10,878,552)	$10,878,625	2.98%

	United States
	Consumer Discretionary	$41,353,531	11.32%
	Consumer Staples	$19,579,580	5.36%
	Energy	$11,644,613	3.19%
	Financials	$22,628,225	6.19%
	Industrials
$30,060,000	Avery Dennison Corporation Due 01/04/2010	$30,058,964	8.23%
	Municipal	$76,574,854	20.96%
	Telecommunications	$14,985,483	4.10%

	Total United States (cost $216,781,978)	$216,825,250	59.35%

	Total Commercial Paper (cost $234,802,718)	$234,849,053	64.29%

	Corporate Bonds
	United States
	Financials (cost $7,661,972)	$7,680,054	2.10%

	Government And Agency Obligations
	United States
	Financials
	US Government Agency	$54,732,604	14.98%
$17,000,000	U.S. Treasury Bills * Due 03/25/2010	$16,997,648	4.65%

	Total United States (cost $71,704,748)	$71,730,252	19.63%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $3,061)	$3,061	0.00%

	Total Fixed Income Securities (cost $327,522,499)	$327,620,030	89.68%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(2,825)	0.00%
Energy	$166,195	0.05%
Metals	$847,192	0.23%
Stock indices	$2,707,780	0.74%
Short-term interest rates	$(1,205,283)	(0.33)%
Long-term interest rates	$(3,107,032)	(0.85)%

Total long futures contracts	$(593,973)	(0.16)%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2010 and December 31, 2009 (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$28,752,944	$18,882,546
Restricted cash	3,757,469	24,115,214
Fixed income securities (cost $25,000,000 and $0, respectively)	25,000,000	0
Net unrealized gain (loss) on open futures contracts	3,967,752	(1,031,681)

Total equity in broker trading accounts	61,478,165	41,966,079
Cash and cash equivalents	9,957,943	8,129,710
Fixed income securities (cost $254,517,878 and $327,522,499, respectively)	254,488,000	327,620,030
Options purchased, at fair value (premiums paid — $166,882 and $847,190, respectively)	164,857	855,611
Net unrealized gain (loss) on open forward currency contracts	(3,641,089)	(3,077,179)
Interest receivable	72,721	90,033
Subscriptions receivable	110,129	0

Total assets	$322,630,726	$375,584,284

LIABILITIES
Accounts payable	111,976	114,739
Management fee	1,048,533	1,229,415
Service fee	3,587	1,729
Options written, at fair value (premiums received — $351,998 and $264,078, respectively)	304,338	230,427
Accrued commissions and other trading fees on open contracts	57,650	41,418
Offering costs payable	18,832	10,230
Redemptions payable	6,115,778	8,638,173

Total liabilities	7,660,694	10,266,131

UNITHOLDERS’ CAPITAL (Net Asset Value)
Series A Units — Redeemable
Other Unitholders - 17,148.368 and 10,227.868 units outstanding at June 30, 2010 and December 31, 2009	38,637,305	24,189,310
Series B Units — Redeemable
Managing Operator — 20.360 units outstanding at June 30, 2010 and December 31, 2009	46,276	48,453
Other Unitholders — 117,313.213 and 141,411.145 units outstanding at June 30, 2010 and December 31, 2009	266,637,951	336,529,754
Series W Units — Redeemable
Other Unitholders — 4,188.459 and 1,896.181 units outstanding at June 30, 2010 and December 31, 2009	9,648,500	4,550,636

Total unitholders’ capital (Net Asset Value)	314,970,032	365,318,153

Total liabilities and unitholders’ capital (Net Asset Value)	$322,630,726	$375,584,284

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$4,683,781	$(24,584,814)	$(10,787,644)	$(22,650,934)
Change in unrealized	(3,455,920)	2,078,146	4,999,433	35,767
Brokerage commissions	(223,358)	(162,643)	(474,219)	(322,850)

Net gain (loss) from futures trading	1,004,503	(22,669,311)	(6,262,430)	(22,938,017)

Forward currency and options on forward currency trading gains (losses)
Realized	3,683,543	(5,691,954)	(2,649,739)	(89,044)
Change in unrealized	(4,021,437)	505,155	(560,345)	(2,357,467)
Brokerage commissions	(20,338)	(18,372)	(42,196)	(28,888)

Net gain (loss) from forward currency and options on forward currency trading	(358,232)	(5,205,171)	(3,252,280)	(2,475,399)

Total net trading gain (loss)	646,271	(27,874,482)	(9,514,710)	(25,413,416)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	219,863	32,009	484,335	36,337
Realized gain (loss) on fixed income securities	37,268	0	28,101	0
Change in unrealized gain (loss) on fixed income securities	(97,056)	0	(127,409)	0

Total investment income	160,075	32,009	385,027	36,337

Expenses
Management fee	3,248,082	4,279,542	6,658,174	9,201,082
Service fee	10,382	444	17,217	448
Operating expenses	129,643	47,503	246,797	93,806

Total expenses	3,388,107	4,327,489	6,922,188	9,295,336

Net investment income (loss)	(3,228,032)	(4,295,480)	(6,537,161)	(9,258,999)

NET INCOME (LOSS)	$(2,581,761)	$(32,169,962)	$(16,051,871)	$(34,672,415)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(24.59)	$(147.19)	$(76.31)	$(220.97)

Series B	$(17.52)	$(179.53)	$(113.86)	$(185.48)

Series W(1)	$(12.07)	$(149.28)	$(38.79)	$(198.96)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(22.72)	$(180.76)	$(111.92)	$(198.18)

Series B	$(20.05)	$(178.27)	$(106.93)	$(192.56)

Series W(1)	$(14.50)	$(172.55)	$(96.30)	$(220.73)

(1)	Series W Units commenced trading on March 1, 2009; therefore, the information shown for the six months ended June 30, 2009 is for the period March 1, 2009 through June 30, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$(16,051,871)	$(34,672,415)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(4,311,679)	2,321,700
(Increase) decrease in restricted cash	20,357,745	14,578,416
(Increase) decrease in option premiums paid	680,308	6,258
Increase (decrease) in option premiums received	87,920	(141,909)
(Increase) decrease in interest receivable	17,312	5,337
Increase (decrease) in interest payable	0	9,541
Increase (decrease) in accounts payable and accrued expenses	(165,555)	(438,958)
Purchases of investments in fixed income securities	(3,401,617,537)	(1,708,993,517)
Sales/maturities of investments in fixed income securities	3,449,622,160	1,344,000,000

Net cash from (for) operating activities	48,618,803	(383,325,547)

Cash flows from (for) financing activities
Addition of units	24,901,221	12,063,841
Redemption of units	(61,736,004)	(93,063,645)
Offering costs paid	(85,389)	(8,955)

Net cash from (for) financing activities	(36,920,172)	(81,008,759)

Net increase (decrease) in cash and cash equivalents	11,698,631	(464,334,306)
Cash and cash equivalents
Beginning of period	27,012,256	488,629,155

End of period	$38,710,887	$24,294,849

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$28,752,944	$14,004,331
Cash and cash equivalents	9,957,943	10,290,518

Total end of period cash and cash equivalents	$38,710,887	$24,294,849

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Unitholders’ Capital — Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2010
Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207
Net income (loss) for the six months ended June 30, 2010		(2,177)		(14,902,626)		(14,904,803)
Additions	0.000	0	1,020.309	2,289,676	1,020.309	2,289,676
Redemptions	0.000	0	(25,118.241)	(57,278,853)	(25,118.241)	(57,278,853)

Balances at June 30, 2010	20.360	$46,276	117,313.213	$266,637,951	117,333.573	$266,684,227

Six Months Ended June 30, 2009
Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742
Net income (loss) for the six months ended June 30, 2009		(3,920)		(34,237,051)		(34,240,971)
Additions	0.000	0	172.004	413,133	172.004	413,133
Redemptions	0.000	0	(31,220.460)	(76,660,228)	(31,220.460)	(76,660,228)

Balances at June 30, 2009	20.360	$47,551	166,138.056	$388,014,125	166,158.416	$388,061,676

Net Asset Value per Managing Operator and Other Unitholders’ Unit — Series B
June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

$2,272.87	$2,379.80	$2,335.49	$2,528.05

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Series A		Series W (1)
	Units	Amount	Units	Amount
Six Months Ended June 30, 2010

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss) for the six months ended June 30, 2010		(1,031,785)		(115,283)
Additions	7,175.123	16,135,486	2,865.707	6,586,188
Redemptions	(254.623)	(578,932)	(573.429)	(1,355,824)
Offering costs		(76,774)		(17,217)

Balances at June 30, 2010	17,148.368	$38,637,305	4,188.459	$9,648,500

Six Months Ended June 30, 2009

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the six months ended June 30, 2009		(409,002)		(22,442)
Additions	3,666.423	8,796,700	456.255	1,092,093
Redemptions	(597.485)	(1,444,096)	0.000	0
Offering costs		(11,194)		(448)

Balances at June 30, 2009	4,121.138	$9,589,231	456.255	$1,069,203

Net Asset Value per Other Unitholders’ Unit — Series A
June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

$2,253.12	$2,365.04	$2,326.84	$2,525.02

Net Asset Value per Other Unitholders’ Unit — Series W(1)
June 30, 2010	December 31, 2009	June 30, 2009	February 28, 2009

$2,303.59	$2,399.89	$2,343.43	$2,564.16

(1)	Series W Units commenced trading on March 1, 2009; therefore, the statements of changes in unitholders’ capital for the six months ended June 30, 2009 contains information for the period March 1, 2009 through June 30, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,275.84	$2,507.60	$2,365.04	$2,525.02

Income (loss) from operations:
Total net trading gains (losses) (1)	2.79	(154.04)	(61.67)	(143.52)

Net investment income (loss)(1)	(22.65)	(23.76)	(44.57)	(48.61)

Total net income (loss) from operations	(19.86)	(177.80)	(106.24)	(192.13)

Offering costs (1)	(2.86)	(2.96)	(5.68)	(6.05)

Net asset value per unit at end of period	$2,253.12	$2,326.84	$2,253.12	$2,326.84

Total Return (3)	(1.00)%	(7.21)%	(4.73)%	(7.85)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.15%	3.98%	4.14%	4.00%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.15%	3.98%	4.14%	4.00%

Net investment income (loss)(2),(4)	(3.95)%	(3.94)%	(3.92)%	(3.97)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,292.92	$2,513.76	$2,379.80	$2,528.05

Income (loss) from operations:
Total net trading gains (losses) (1)	2.87	(154.35)	(62.23)	(142.90)
Net investment income (loss)(1)	(22.92)	(23.92)	(44.70)	(49.66)

Total net income (loss) from operations	(20.05)	(178.27)	(106.93)	(192.56)

Net asset value per unit at end of period	$2,272.87	$2,335.49	$2,272.87	$2,335.49

Total Return (3)	(0.87)%	(7.09)%	(4.49)%	(7.62)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.21%	4.02%	4.18%	4.08%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.21%	4.02%	4.18%	4.08%

Net investment income (loss)(2),(4)	(4.01)%	(3.99)%	(3.95)%	(4.06)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Series W(5)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,318.09	$2,515.98	$2,399.89	$2,564.16

Income (loss) from operations:
Total net trading gains (losses) (1)	2.76	(154.61)	(62.33)	(196.81)
Net investment income (loss)(1)	(14.34)	(14.96)	(28.18)	(19.95)

Total net income (loss) from operations	(11.58)	(169.57)	(90.51)	(216.76)

Offering costs (1)	(2.92)	(2.98)	(5.79)	(3.97)

Net asset value per unit at end of period	$2,303.59	$2,343.43	$2,303.59	$2,343.43

Total Return (3)	(0.63)%	(6.86)%	(4.01)%	(8.61)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.66%	2.50%	2.65%	2.50%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	2.66%	2.50%	2.65%	2.50%

Net investment income (loss)(2),(4)	(2.45)%	(2.46)%	(2.43)%	(2.46)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Series W Units commenced trading on March 1, 2009; therefore, the results for the six months ended June 30, 2009 contains information for the period March 1, 2009 through June 30, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked to market to reflect the current fair value of option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized for financial reporting purposes.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Trust adopted the provisions of ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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
JUNE 30, 2010 (UNAUDITED)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2010, the Trust did not have any Level 3 assets or liabilities.

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

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	Fair Value at June 30, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$279,488,000	$0	$279,488,000
Other Financial Instruments
Exchange-traded futures contracts	3,967,752	0	0	3,967,752
Forward currency contracts	0	(3,641,089)	0	(3,641,089)
Options purchased	0	164,857	0	164,857
Options written	0	(304,338)	0	(304,338)

Total	$3,967,752	$275,707,430	$0	$279,675,182

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$327,620,030	$0	$327,620,030
Other Financial Instruments
Exchange-traded futures contracts	(1,031,681)	0	0	(1,031,681)
Forward currency contracts	0	(3,077,179)	0	(3,077,179)
Options purchased	0	855,611	0	855,611
Options written	0	(230,427)	0	(230,427)

Total	$(1,031,681)	$325,168,035	$0	$324,136,354

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes

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

Management has continued to evaluate the application of ASC 740, Income Taxes to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,246,223 and $1,653,661 for Series A units and $449,770 and $328,196 for Series W units respectively.

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

Certain 2009 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation.

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
JUNE 30, 2010 (UNAUDITED)
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2010 and December 31, 2009 was $41,999,802 and $16,997,649, respectively, which equals 13% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2010 and December 31, 2009 was $6,687,663 and $3,604,499, respectively, which equals 2% and 1% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2010 and December 31, 2009 was restricted cash for margin requirements of $3,757,469 and $24,115,214 respectively, which equals 1% and 7% of Net Asset Value respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Gross unrealized gains	$10,685,429	$5,253,447	$8,757,491	$14,345,436
Gross unrealized losses	(6,717,677)	(6,285,128)	(12,352,945)	(17,380,543)

Net unrealized gain (loss)	$3,967,752	$(1,031,681)	$(3,595,454)	$(3,035,107)

The Trust adopted ASC 815 Derivatives and Hedging as of January 1, 2009. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2010	June 30, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$432,363	$(697,910)	$(265,547)
Energy Contracts	Equity in broker trading accounts	265,860	(966,925)	(701,065)
Metal Contracts	Equity in broker trading accounts	584,087	(604,151)	(20,064)
Stock Indices Contracts	Equity in broker trading accounts	400,798	(3,949,903)	(3,549,105)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	2,441,128	(482,704)	1,958,424
Long Term Interest Rate Contracts	Equity in broker trading accounts	6,561,193	(16,084)	6,545,109
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	8,541,743	(12,182,832)	(3,641,089)

Purchased Options on Forward Currency Contracts	Options purchased, at fair value	164,857	0	164,857
Written Options on Forward Currency Contracts	Options written, at fair value	0	(304,229)	(304,229)

Totals		$19,392,029	$(19,204,738)	$187,291

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$142,638	$(132,600)	$10,038
Energy Contracts	Equity in broker trading accounts	214,581	(48,386)	166,195
Metal Contracts	Equity in broker trading accounts	1,609,537	(1,332,570)	276,967
Stock Indices Contracts	Equity in broker trading accounts	2,915,275	(207,495)	2,707,780
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(1,205,283)	(1,205,283)
Long Term Interest Rate Contracts	Equity in broker trading accounts	371,416	(3,358,794)	(2,987,378)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	13,988,095	(17,065,274)	(3,077,179)

Purchased Options on Forward Currency Contracts	Options purchased, at fair value	855,611	0	855,611
Written Options on Forward Currency Contracts	Options written, at fair value	0	(230,427)	(230,427)

Totals		$20,097,153	$(23,580,829)	$(3,483,676)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	June 30, 2010	June 30, 2009
Agricultural Contracts	$(666,526)	$(1,383,491)
Energy Contracts	(10,268,529)	1,150,584
Metal Contracts	(2,200,839)	(1,298,505)
Stock Indices Contracts	(14,729,772)	(9,037,956)
Short-Term Interest Rate Contracts	9,927,811	(6,259,414)
Long Term Interest Rate Contracts	19,187,489	(5,872,924)
Forward Currency Contracts	(263,468)	(8,186,771)
Purchased Options on Forward Currency Contracts	(2,535,341)	(1,349,827)
Written Options on Forward Currency Contracts	2,460,915	4,349,799

Total	$911,740	$(27,888,505)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Type of Instrument	June 30, 2010	June 30, 2009
Agricultural Contracts	$(538,193)	$(713,876)
Energy Contracts	(12,993,440)	1,034,530
Metal Contracts	(5,065,153)	(3,482,342)
Stock Indices Contracts	(22,049,891)	(13,078,535)
Short-Term Interest Rate Contracts	20,604,910	(2,694,955)
Long Term Interest Rate Contracts	14,282,206	(3,959,431)
Forward Currency Contracts	(1,392,254)	(8,365,557)
Purchased Options on Forward Currency Contracts	(6,402,836)	(2,348,790)
Written Options on Forward Currency Contracts	4,585,006	8,267,836

Total	$(8,969,645)	$(25,341,120)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	June 30, 2010	June 30, 2009
Futures trading gains (losses):
Realized	$4,705,554	$(24,779,852)
Change in unrealized	(3,455,920)	2,078,146
Forward currency and options on forward currency trading gains (losses):
Realized	3,683,543	(5,691,954)
Change in unrealized	(4,021,437)	505,155

Total	$911,740	$(27,888,505)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Line Item in the Statement of Operations	June 30, 2010	June 30, 2009
Futures trading gains (losses):
Realized	$(10,758,994)	$(22,930,376)
Change in unrealized	4,999,433	35,767
Forward currency and options on forward currency trading gains (losses):
Realized	(2,649,739)	(89,044)
Change in unrealized	(560,345)	(2,357,467)

Total	$(8,969,645)	$(25,341,120)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)
For the three months ended June 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 27,200 and 18,000 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,353,100,000 and $2,204,700,000 respectively.

For the six months ended June 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 28,200 and 16,500 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,491,400,000 and $1,771,200,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2010, the latest maturity date for open futures contracts is September 2011, the latest maturity date for open forward currency contracts is September 2010, and the latest expiry date for options on forward currency contracts is July 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2010 and December 31, 2009, the statements of operations and financial highlights for the three months and six months ended June 30, 2010 and 2009, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2010, and the results of operations and financial highlights for the three months and six months ended June 30, 2010 and 2009, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2010 and 2009.

Note 11.	SUBSEQUENT EVENTS

Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

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
As of June 30, 2010, the aggregate capitalization of the Trust was $314,970,032 with Series A, Series B and Series W comprising $38,637,305, $266,684,227 and $9,648,500, respectively, of the total. The Net Asset Value per Unit was $2,253.12 for Series A, $2,272.87 for Series B, and $2,303.59 for Series W.
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
Results of Operations
The returns for the six months ended for Series A as of June 30, 2010 and 2009 were (4.73)% and (7.85)%. The returns for Series B for the six months ended June 30, 2010 and 2009 were (4.49)% and (7.62)%, respectively. The returns for Series W for the six months ended June 30, 2010 and for the period from March 1, 2009 (commencement of trading) through June 30, 2009 were (4.01)% and (8.61)%, respectively.
2010
Of the 2010 year-to-date decrease of (4.73)% for Series A, approximately (2.37)% due to trading losses (before commissions) and approximately (2.47)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.11% due to investment income.
Of the 2010 year-to-date decrease of (4.49)% for Series B, approximately (2.37)% due to trading losses (before commissions) and approximately (2.24)% due to brokerage fees, management fees and operating costs borne by Series B offset by investment income totaled 0.12%.
Of the 2010 year-to-date decrease of (4.01)% for Series W, approximately (2.37)% due to trading losses (before commissions) and approximately (1.75)% due to brokerage fees, management fees and operating costs borne by Series W offset by investment income totaled 0.11%.
During the six months ended June 30, 2010, the Trust accrued management fees in the amount of $6,658,174 and paid management fees in the amount of $6,839,057. No performance fees were accrued or paid during this period.
An analysis of the (2.37) % gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	10.59%
Currencies	(0.91)
Commodities	(5.52)
Stock Indices	(6.53)

(2.37)%

The New Year began with an equity sell-off in the second half of the month as global confidence in a steady recovery, again, begins to waver, resulting in trading losses for the Trust’s net long equity indices positions. Primary drivers were related to: (1) China’s efforts to manage growth; (2) questionable stability of the European Union as Greece potentially defaults on sovereign debt; and (3) the potential heavy-handed regulation of the U.S. banking system. As the global risk trade unwound, the Trust’s commodity positions also produced losses, largely in the energy complex and in base metals. The global negative news detracted from a relative positive earnings season and signs of improved economic data. Further losses were recorded in currency trading as the U.S. Dollar was, once again, seen as a safe haven as the economic health of several nations was called into question. Marginal gains were recorded in fixed income as we were able to benefit from the steepening of the yield curve as a result of short-term interest rates being kept at extremely low levels by global central banks.
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
April performance was led by strong gains in the fixed income markets from long positions in Europe and from U.S. Bond prices that moved higher during the month as the Greece sovereign debt concerns and fears of contagion played center stage in global markets. Currency trading also benefited from the sovereign debt fears and from perceived signs of positive economic growth beginning to materialize. Further gains were recorded in energy and precious metals, as energy markets continued its high correlation to the S&P and investor demand for precious metals continued to grow. Marginal losses were incurred in base metals trading as these markets moved lower on U.S. dollar strength. Global equity indices trading produced flat performance, with net longs across the board producing positive results in the U.S., negative results in Europe, and flat performance in Asia.

As European sovereign debt concerns persist and China tightened credit in an attempt to cool overheating in its property sector, the decline in equity markets by the end of May was wide-spread across the U.S., Europe, and Asia. Certainly the “flash crash” on May 6th only added to the unsettling nature of equity market price behavior throughout the month. While the Trust experienced losses in equity indices, gains in fixed income help offset the flight from risky assets in favor of government debt. Commodity trading was difficult for the Trust, particularly in the Energy sector, as the complex fell in tandem with the equity markets until a late month bounce. While BP’s spill in the Gulf continued to flow uncontrollably, the disaster has not significantly affected the supply of oil into the U.S. to date. Along with the scare in Greece, the Euro came under pressure against the U.S. Dollar as comments from Federal Reserve Chairman Bernanke raised concerns over the Euro zone’s bank funding. The U.S. Dollar was, once again, viewed as a safe position trade as risk aversion, volatility and liquidity dominated currency markets contributing to gains in the Foreign Exchange sector for the Trust.
In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Trust’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.
2009
Of the 2009 year-to-date decrease of (7.85)% for Series A, approximately (5.51)% due to trading losses (before commissions) and approximately (2.35)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.01% due to interest income.
Of the 2009 year-to-date decrease of (7.62)% for Series B, approximately (5.51)% due to trading losses (before commissions) and approximately (2.12)% due to brokerage fees, management fees and operating costs borne by Series B offset by. Interest income totaled 0.01%.
Of the decrease of (8.61)% for Series W for the period March 1, 2009 (commencement of trading) through June 30, 2009, approximately (7.67)% was due to trading losses (before commissions) and approximately (0.95)% was due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W offset by interest income totaled 0.01%.
During the six months ended June 30, 2009, the Trust accrued management fees in the amount of $9,201,082 and paid management fees in the amount of $9,596,543. No performance fees were accrued or paid during this period.

An analysis of the (5.51)% gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Currencies	(0.53)
Commodities	(0.85)
Interest Rates	(1.29)
Stock Indices	(2.84)

(5.51)

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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Interest Rates	0.80%	10.59%
Stock Indices	0.78%	(6.53)%
Commodities	0.68%	(5.52)%
Currencies	0.67%	(0.91)%

Aggregate/Total	1.55%	(2.37)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the six months ended June 30, 2010.
Of the (4.73)% return for the six months ended June 30, 2010 for Series A, approximately (2.37)% due to trading losses (before commissions) and approximately (2.47)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.11% due to investment income.
Of the (4.49)% return for the six months ended June 30, 2010 for Series B, approximately (2.37)% due to trading losses (before commissions) and approximately (2.24)% due to brokerage fees, management fees and operating costs borne by Series B offset by investment income totaled 0.12%.
Of the (4.01)% return for the six months ended June 30, 2010 for Series W, approximately (2.37)% due to trading losses (before commissions) and approximately (1.75)% due to brokerage fees, management fees and operating costs borne by Series W offset by investment income totaled 0.11%.

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
The following represent the primary trading risk exposures of the Trust as of June 30, 2010 by market sector.
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
The following were the primary non-trading risk exposures of the Trust as of June 30, 2010.
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

THE CAMPBELL FUND TRUST (Registrant) By: Campbell & Company, Inc. Managing Operator
Date: August 16, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3
31.02	Certification by Chief Financial Officer	E 4 — E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

E 1