Form 10-Q
period 2010-09-30
CAMPBELL FUND TRUST
filed 2010-11-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of Pages: 39

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 (Unaudited)	3-6

Statements of Financial Condition as of September 30, 2010 and December 31, 2009 (Unaudited)	7

Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	8

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	10-11

Financial Highlights for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	12-14

Notes to Financial Statements (Unaudited)	15-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31-37

Item 4. Controls and Procedures	37

PART II — OTHER INFORMATION	38

Item 6. Exhibits and Reports on Form 8-K	38

SIGNATURES	39

CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Commercial Paper
	Netherlands
	Industrial
	(cost $9,946,646)	$9,973,855	3.11%

	United States
	Consumer Discretionary	$26,825,419	8.38%
	Consumer Staples
	Avery Dennison Corp.	$19,574,897	6.11%
	Other	$33,088,918	10.33%
	Financials	$13,768,265	4.30%
	Industrial	$14,512,935	4.53%
	Utilities	$41,006,422	12.80%

	Total United States
	(cost $148,770,995)	$148,776,856	46.45%

	Total Commercial Paper
	(cost $158,717,641)	$158,750,711	49.56%

	Corporate Bonds
	United States
	Financials
	(cost $39,973,201)	$40,053,420	12.51%

	Government Agencies
	United States
	US Government Agency
	(cost $26,697,750)	$26,722,020	8.34%

	Government Obligations
	United States
	US Treasury Bill
	U.S. Treasury Bills *
$12,000,000	Due 10/07/2010	$11,999,880	3.75%
	U.S. Treasury Bills *
$35,000,000	Due 10/21/2010	$34,997,764	10.93%

	Total United States
	(cost $46,997,644)	$46,997,644	14.68%

	Short Term Investment Funds
	United States
	Short Term Investment Funds
	(cost $74)	$74	0.00%

	Total Fixed Income Securities
	(cost $272,386,310)	$272,523,869	85.09%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$2,455,561	0.77%
Energy	$505,454	0.16%
Metals	$7,105,002	2.22%
Stock indices	$493,582	0.15%
Short-term interest rates	$1,346,152	0.42%
Long-term interest rates	$2,899,975	0.91%

Total long futures contracts	$14,805,726	4.63%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	$(647,340)	(0.20)%
Metals	$(727,814)	(0.23)%
Stock indices	$(2,998)	0.00%
Short-term interest rates	$(24,268)	(0.01)%

Total short futures contracts	$(1,402,420)	(0.44)%

Total futures contracts	$13,403,306	4.19%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$26,177,144	8.17%
Various short forward currency contracts	$(21,683,001)	(6.77)%

Total forward currency contracts	$4,494,143	1.40%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $231,275)	$251,833	0.08%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $332,466)	$(269,059)	(0.08)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2009 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	United States
	Financials	$13,357,610	3.66%

	(cost $13,350,000)
	Commercial Paper
	Germany
	Materials	$7,145,178	1.96%

	(cost $7,142,188)
	Netherlands
	Consumer Discretionary	$10,878,625	2.98%

	(cost $10,878,552)
	United States
	Consumer Discretionary	$41,353,531	11.32%
	Consumer Staples	$19,579,580	5.36%
	Energy	$11,644,613	3.19%
	Financials	$22,628,225	6.19%
	Industrials
	Avery Dennison Corporation
$30,060,000	Due 01/04/2010	$30,058,964	8.23%
	Municipal	$76,574,854	20.96%
	Telecommunications	$14,985,483	4.10%

	Total United States
	(cost $216,781,978)	$216,825,250	59.35%

	Total Commercial Paper
	(cost $234,802,718)	$234,849,053	64.29%

	Corporate Bonds
	United States
	Financials	$7,680,054	2.10%

	(cost $7,661,972)
	Government And Agency Obligations
	United States
	Financials
	US Government Agency	$54,732,604	14.98%
	U.S. Treasury Bills *
$17,000,000	Due 03/25/2010	$16,997,648	4.65%

	Total United States (cost $71,704,748)	$71,730,252	19.63%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$3,061	0.00%

	(cost $3,061)
	Total Fixed Income Securities
	(cost $327,522,499)	$327,620,030	89.68%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(2,825)	0.00%
Energy	$166,195	0.05%
Metals	$847,192	0.23%
Stock indices	$2,707,780	0.74%
Short-term interest rates	$(1,205,283)	(0.33)%
Long-term interest rates	$(3,107,032)	(0.85)%

Total long futures contracts	$(593,973)	(0.16)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2010 and December 31, 2009 (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$29,346,522	$18,882,546
Restricted cash	0	24,115,214
Fixed income securities (cost $34,997,764 and $0, respectively)	34,997,764	0
Net unrealized gain (loss) on open futures contracts	13,403,306	(1,031,681)

Total equity in broker trading accounts	77,747,592	41,966,079

Cash and cash equivalents	11,632,307	8,129,710
Fixed income securities (cost $237,388,546 and $327,522,499, respectively)	237,526,105	327,620,030
Options purchased, at fair value (premiums paid — $231,275 and $847,190, respectively)	251,833	855,611
Net unrealized gain (loss) on open forward currency contracts	4,494,143	(3,077,179)
Interest receivable	156,336	90,033

Total assets	$331,808,316	$375,584,284

LIABILITIES
Accounts payable	$104,103	$114,739
Management fee	1,068,353	1,229,415
Service fee	3,682	1,729
Options written, at fair value (premiums received — $332,466 and $264,078, respectively)	269,059	230,427
Accrued commissions and other trading fees on open contracts	44,559	41,418
Offering costs payable	22,150	10,230
Redemptions payable	10,007,072	8,638,173

Total liabilities	11,518,978	10,266,131

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units — Redeemable
Other Unitholders - 20,649.610 and 10,227.868 units outstanding at September 30, 2010 and December 31, 2009	50,327,990	24,189,310
Series B Units — Redeemable
Managing Operator - 20.360 units outstanding at September 30, 2010 and December 31, 2009	50,120	48,453
Other Unitholders - 106,119.354 and 141,411.145 units outstanding at September 30, 2010 and December 31, 2009	261,233,002	336,529,754
Series W Units — Redeemable
Other Unitholders - 3,469.589 and 1,896.181 units outstanding at September 30, 2010 and December 31, 2009	8,678,226	4,550,636

Total unitholders’ capital (Net Asset Value)	320,289,338	365,318,153

Total liabilities and unitholders’ capital (Net Asset Value)	$331,808,316	$375,584,284

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$13,528,043	$2,559,718	$2,740,399	$(20,091,216)
Change in unrealized	9,435,554	1,161,351	14,434,987	1,197,118
Brokerage commissions	(248,680)	(134,319)	(722,899)	(457,169)

Net gain (loss) from futures trading	22,714,917	3,586,750	16,452,487	(19,351,267)

Forward currency and options on forward
currency trading gains (losses)
Realized	(3,076,783)	(878,310)	(5,726,522)	(967,354)
Change in unrealized	8,173,562	13,696,935	7,613,217	11,339,468
Brokerage commissions	(23,571)	(18,452)	(65,767)	(47,340)

Net gain (loss) from forward currency and options on forward currency trading	5,073,208	12,800,173	1,820,928	10,324,774

Total net trading gain (loss)	27,788,125	16,386,923	18,273,415	(9,026,493)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	423,312	109,047	907,647	145,384
Realized gain (loss) on fixed income securities	49,071	0	77,172	0
Change in unrealized gain (loss) on fixed income securities	167,437	78,564	40,028	78,564

Total investment income	639,820	187,611	1,024,847	223,948

Expenses
Management fee	3,144,685	3,962,831	9,802,859	13,163,913
Service fee	11,773	2,976	28,990	3,424
Operating expenses	94,577	114,050	341,374	207,856

Total expenses	3,251,035	4,079,857	10,173,223	13,375,193

Net investment income (loss)	(2,611,215)	(3,892,246)	(9,148,376)	(13,151,245)

NET INCOME (LOSS)	$25,176,910	$12,494,677	$9,125,039	$(22,177,738)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)
Series A	$194.08	$90.04	$163.69	$16.63

Series B	$184.09	$73.55	$48.14	$(126.06)

Series W(1)	$191.96	$119.32	$194.92	$196.36

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$184.12	$72.37	$72.20	$(125.81)

Series B	$188.82	$75.67	$81.89	$(116.89)

Series W(1)	$197.64	$82.00	$101.34	$(138.73)

(1)	Series W Units commenced trading on March 1, 2009; therefore, the information shown for the nine months ended September 30, 2009 is for the period March 1, 2009 through September 30, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from (for) operating activities
Net income (loss)	$9,125,039	$(22,177,738)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(22,088,233)	(12,615,150)
(Increase) decrease in restricted cash	24,115,214	(16,720,148)
(Increase) decrease in option premiums paid	615,916	(231,140)
Increase (decrease) in option premiums received	68,388	(436,871)
(Increase) decrease in interest receivable	(66,303)	(34,187)
Increase (decrease) in accounts payable and accrued expenses	(166,604)	(390,070)
Purchases of investments in fixed income securities	(4,509,854,684)	(4,931,215,365)
Sales/maturities of investments in fixed income securities	4,564,990,875	4,651,915,001

Net cash from (for) operating activities	66,739,608	(331,905,668)

Cash flows from (for) financing activities
Addition of units	37,229,503	22,385,164
Redemption of units	(89,856,176)	(126,928,532)
Offering costs paid	(146,362)	(22,790)

Net cash from (for) financing activities	(52,773,035)	(104,566,158)

Net increase (decrease) in cash and cash equivalents	13,966,573	(436,471,826)

Cash and cash equivalents
Beginning of period	27,012,256	488,629,155

End of period	$40,978,829	$52,157,329

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$29,346,522	$42,363,611
Cash and cash equivalents	11,632,307	9,793,718

Total end of period cash and cash equivalents	$40,978,829	$52,157,329

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2010

Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207

Net income (loss) for the nine months ended September 30, 2010		1,667		6,024,446		6,026,113
Additions	0.000	0	1,117.657	2,518,686	1,117.657	2,518,686
Redemptions	0.000	0	(36,409.448)	(83,839,884)	(36,409.448)	(83,839,884)

Balances at September 30, 2010	20.360	$50,120	106,119.354	$261,233,002	106,139.714	$261,283,122

Nine Months Ended September 30, 2009

Balances at December 31, 2008	20.360	$51,471	197,186.512	$498,498,271	197,206.872	$498,549,742
Net income (loss) for the nine months ended September 30, 2009		(2,380)		(22,320,710)		(22,323,090)
Additions	0.000	0	368.291	872,013	368.291	872,013
Redemptions	0.000	0	(43,402.669)	(105,364,481)	(43,402.669)	(105,364,481)

Balances at September 30, 2009	20.360	$49,091	154,152.134	$371,685,093	154,172.494	$371,734,184

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
$2,461.69	$2,379.80	$2,411.16	$2,528.05

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Series A		Series W (1)
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2010

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss) for the nine months ended September 30, 2010		2,456,068		642,858
Additions	11,853.085	27,132,522	3,288.328	7,578,295
Redemptions	(1,431.343)	(3,320,618)	(1,714.920)	(4,064,573)
Offering costs		(129,292)		(28,990)

Balances at September 30, 2010	20,649.610	$50,327,990	3,469.589	$8,678,226

Nine Months Ended September 30, 2009

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss) for the nine months ended September 30, 2009		48,699		96,653
Additions	6,611.711	15,718,333	1,545.676	3,651,993
Redemptions	(797.206)	(1,922,976)	(39.217)	(91,405)
Offering costs		(26,184)		(3,424)

Balances at September 30, 2009	6,866.705	$16,474,695	1,506.459	$3,653,817

Net Asset Value per Other Unitholders’ Unit - Series A
September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008
$2,437.24	$2,365.04	$2,399.21	$2,525.02

Net Asset Value per Other Unitholders’ Unit - Series W(1)
September 30, 2010	December 31, 2009	September 30, 2009	February 28, 2009
$2,501.23	$2,399.89	$2,425.43	$2,564.16

(1)	Series W Units commenced trading on March 1, 2009; therefore, the statements of changes in Unitholders’ capital for nine months ended September 30, 2009 contains information for the period March 1, 2009 through September 30, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,253.12	$2,326.84	$2,365.04	$2,525.02

Income (loss) from operations:
Total net trading gains (losses) (1)	206.45	98.42	144.24	(46.04)
Net investment income (loss)(1)	(19.41)	(23.10)	(63.42)	(70.83)

Total net income (loss) from operations	187.04	75.32	80.82	(116.87)

Offering costs (1)	(2.92)	(2.95)	(8.62)	(8.94)

Net asset value per unit at end of period	$2,437.24	$2,399.21	$2,437.24	$2,399.21

Total Return (3)	8.17%	3.11%	3.05%	(4.98)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.25%	4.19%	4.18%	4.11%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.25%	4.19%	4.18%	4.11%

Net investment income (loss)(2),(4)	(3.43)%	(3.98)%	(3.72)%	(3.98)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,272.87	$2,335.49	$2,379.80	$2,528.05

Income (loss) from operations:
Total net trading gains (losses) (1)	208.34	98.88	146.37	(43.89)
Net investment income (loss)(1)	(19.52)	(23.21)	(64.48)	(73.00)

Total net income (loss) from operations	188.82	75.67	81.89	(116.89)

Net asset value per unit at end of period	$2,461.69	$2,411.16	$2,461.69	$2,411.16

Total Return (3)	8.31%	3.24%	3.44%	(4.62)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.20%	4.16%	4.18%	4.10%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.20%	4.16%	4.18%	4.10%

Net investment income (loss)(2),(4)	(3.38)%	(3.97)%	(3.77)%	(4.03)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2010 and 2009. This information has been derived from information presented in the unaudited financial statements.

	Series W (5)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,303.59	$2,343.43	$2,399.89	$2,564.16

Income (loss) from operations:
Total net trading gains (losses) (1)	211.45	99.33	148.50	(98.10)
Net investment income (loss)(1)	(10.83)	(14.35)	(38.37)	(33.67)

Total net income (loss) from operations	200.62	84.98	110.13	(131.77)

Offering costs (1)	(2.98)	(2.98)	(8.79)	(6.96)

Net asset value per unit at end of period	$2,501.23	$2,425.43	$2,501.23	$2,425.43

Total Return (3)	8.58%	3.50%	4.22%	(5.41)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.70%	2.68%	2.67%	2.66%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	2.70%	2.68%	2.67%	2.66%

Net investment income (loss)(2),(4)	(1.87)%	(2.45)%	(2.21)%	(2.45)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Series W Units commenced trading on March 1, 2009; therefore, the results for the nine months ended September 30, 2009 contains information for the period March 1, 2009 through September 30, 2009.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
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

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period by the custodian who utilizes a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized at cost for financial reporting purposes.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2010, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Trust’s financial statements.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	Fair Value at September 30, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$272,523,869	$0	$272,523,869
Other Financial Instruments
Exchange-traded futures contracts	13,403,306	0	0	13,403,306
Forward currency contracts	0	4,494,143	0	4,494,143
Options purchased	0	251,833	0	251,833
Options written	0	(269,059)	0	(269,059)

Total	$13,403,306	$277,000,786	$0	$290,404,092

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$327,620,030	$0	$327,620,030
Other Financial Instruments
Exchange-traded futures contracts	(1,031,681)	0	0	(1,031,681)
Forward currency contracts	0	(3,077,179)	0	(3,077,179)
Options purchased	0	855,611	0	855,611
Options written	0	(230,427)	0	(230,427)

Total	$(1,031,681)	$325,168,035	$0	$324,136,354

D.	Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E.	Income Taxes

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2010 and December 31, 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,512,600 and $1,653,661 for Series A units and $517,332 and $328,196 for Series W units respectively.

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

Certain 2009 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation. Specifically, purchases and sales/maturities of fixed income securities are presented on a gross basis as components of cash flow from (for) operating activities.
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
SEPTEMBER 30, 2010 (Unaudited)
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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2010 and December 31, 2009 was $46,997,644 and $16,997,649, respectively, which equals 15% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2010 and December 31, 2009 was $5,103,709 and $3,604,499, respectively, which equals 2% and 1% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at September 30, 2010 and December 31, 2009 was restricted cash for margin requirements of $0 and $24,115,214 respectively, which equals 0% and 7% of Net Asset Value respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)
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

The unrealized gain (loss) on open futures, forward currency and options on forward currency contracts is comprised of the following:

			Forward Currency and
			Options on Forward
	Futures Contracts		Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Gross unrealized gains	$17,338,280	$5,253,447	$27,202,972	$14,345,436
Gross unrealized losses	(3,934,974)	(6,285,128)	(22,624,864)	(17,380,543)

Net unrealized gain (loss)	$13,403,306	$(1,031,681)	$4,578,108	$(3,035,107)

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

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2010 and December 31, 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	September 30, 2010	September 30, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$3,436,799	$(981,236)	$2,455,563
Energy Contracts	Equity in broker trading accounts	515,463	(657,350)	(141,887)
Metal Contracts	Equity in broker trading accounts	7,125,262	(748,075)	6,377,187
Stock Indices Contracts	Equity in broker trading accounts	1,110,321	(619,739)	490,582
Short-Term Interest Rate Contracts	Equity in broker trading accounts	1,737,572	(415,687)	1,321,885
Long Term Interest Rate Contracts	Equity in broker trading accounts	3,412,860	(512,884)	2,899,976
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	26,931,209	(22,437,066)	4,494,143
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	251,833	0	251,833
Written Options on Forward Currency Contracts	Options written, at fair value	0	(269,059)	(269,059)

Totals		$44,521,319	$(26,641,096)	$17,880,223

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$142,638	$(132,600)	$10,038
Energy Contracts	Equity in broker trading accounts	214,581	(48,386)	166,195
Metal Contracts	Equity in broker trading accounts	1,609,537	(1,332,570)	276,967
Stock Indices Contracts	Equity in broker trading accounts	2,915,275	(207,495)	2,707,780
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(1,205,283)	(1,205,283)
Long Term Interest Rate Contracts	Equity in broker trading accounts	371,416	(3,358,794)	(2,987,378)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	13,988,095	(17,065,274)	(3,077,179)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	855,611	0	855,611
Written Options on Forward Currency Contracts	Options written, at fair value	0	(230,427)	(230,427)

Totals		$20,097,153	$(23,580,829)	$(3,483,676)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the three month and nine month periods ended September 30, 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	September 30, 2010	September 30, 2009
Agricultural Contracts	$9,363,611	$(417,005)
Energy Contracts	(5,448,085)	(4,320,433)
Metal Contracts	4,435,036	4,147,287
Stock Indices Contracts	2,155,658	7,768,986
Short-Term Interest Rate Contracts	2,071,617	589,667
Long Term Interest Rate Contracts	10,444,761	(4,043,838)
Forward Currency Contracts	5,537,973	12,550,415
Purchased Options on Forward Currency Contracts	(2,381,140)	(2,493,470)
Written Options on Forward Currency Contracts	1,939,946	2,761,680

Total	$28,119,377	$16,543,289

	Trading Revenue for	Trading Revenue for
	the Nine Months Ended	the Nine Months Ended
Type of Instrument	September 30, 2010	September 30, 2009
Agricultural Contracts	$8,825,418	$(1,130,881)
Energy Contracts	(18,441,525)	(3,285,903)
Metal Contracts	(630,117)	664,945
Stock Indices Contracts	(19,894,233)	(5,309,549)
Short-Term Interest Rate Contracts	22,676,527	(2,105,288)
Long Term Interest Rate Contracts	24,726,967	(8,003,269)
Forward Currency Contracts	4,145,719	4,184,858
Purchased Options on Forward Currency Contracts	(8,783,976)	(4,842,260)
Written Options on Forward Currency Contracts	6,524,952	11,029,516

Total	$19,149,732	$(8,797,831)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	September 30, 2010	September 30, 2009
Futures trading gains (losses):
Realized	$13,587,044	$2,563,313
Change in unrealized	9,435,554	1,161,351
Forward currency and options on forward currency trading gains (losses):
Realized	(3,076,783)	(878,310)
Change in unrealized	8,173,562	13,696,935

Total	$28,119,377	$16,543,289

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (Unaudited)

	Trading Revenue for	Trading Revenue for
	the Nine Months Ended	the Nine Months Ended
Line Item in the Statement of Operations	September 30, 2010	September 30, 2009
Futures trading gains (losses):
Realized	$2,828,050	$(20,367,063)
Change in unrealized	14,434,987	1,197,118
Forward currency and options on forward currency trading gains (losses):
Realized	(5,726,522)	(967,354)
Change in unrealized	7,613,217	11,339,468

Total	$19,149,732	$(8,797,831)

For the three months ended September 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 21,700 and 18,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,685,550,000 and $2,268,300,000 respectively.

For the nine months ended September 30, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 20,500 and 17,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,556,100,000 and $1,933,800,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2010, the latest maturity date for open futures contracts is December 2011, the latest maturity date for open forward currency contracts is December 2010, and the latest expiry date for options on forward currency contracts is October 2010. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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
Note 10. INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedules of investments, as of September 30, 2010 and December 31, 2009, the statements of operations and financial highlights for the three months and nine months ended September 30, 2010 and 2009, and the statements of cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2010, and the results of operations and financial highlights for the three months and nine months ended September 30, 2010 and 2009, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2010 and 2009.
Note 11. SUBSEQUENT EVENTS
Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) which began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc., the managing operator of the Trust. Specifically, the Trust trades a portfolio primarily focused on financial futures, forwards and options, with a secondary emphasis on metal, energy and agricultural products. The Trust is an actively managed account with speculative trading profits as its objective.
Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W units. The units in the Trust prior to that date became Series B units. Series B units are only available for additional investment by existing holders of Series B units.
As of September 30, 2010, the aggregate capitalization of the Trust was $320,289,338 with Series A, Series B and Series W comprising $50,327,990, $261,283,122 and $8,678,226, respectively, of the total. The Net Asset Value per Unit was $2,437.24 for Series A, $2,461.69 for Series B, and $2,501.23 for Series W.
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
Results of Operations
The returns for the nine months ended for Series A as of September 30, 2010 and 2009 were 3.05% and (4.98)%. The returns for Series B for the nine months ended September 30, 2010 and 2009 were 3.44% and (4.62)%, respectively. The returns for Series W for the nine months ended September 30, 2010 and for the period from March 1, 2009 (commencement of trading) through September 30, 2009 were 4.22% and (5.41)%, respectively.
2010
Of the 2010 year-to-date increase of 3.05% for Series A, approximately 6.51% was due to trading gains (before commissions) and approximately 0.35% was due to investment income offset by approximately (3.81)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.
Of the 2010 year-to-date increase of 3.44% for Series B, approximately 6.51% was due to trading gains (before commissions) and approximately 0.31% was due to investment income offset by approximately (3.38)% due to brokerage fees, management fees and operating costs borne by Series B.
Of the 2010 year-to-date increase of 4.22% for Series W, approximately 6.51% was due to trading gains (before commissions) and approximately 0.34% was due to investment income offset by approximately (2.63)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W.
During the nine months ended September 30, 2010, the Trust accrued management fees in the amount of $9,802,859 and paid management fees in the amount of $9,963,922. No performance fees were accrued or paid during this period.
An analysis of the 6.51% gross trading gains for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	14.68%
Currencies	0.73
Commodities	(2.93)
Stock Indices	(5.97)

6.51%

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
Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Trust experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Trust had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the Federal Reserve will need to keep interest rates low for an extended period.
The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contribute to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe and U.K., resulting in gains from the Trust’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Trust’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Trust’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the FOMC’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.
Asset prices during the month of September were driven by FOMC hinting that the Federal Reserve is ready and willing to undergo a second round of quantitative easing. While the U.S. Dollar and interest rates fell, equities and commodities rose significantly. Commodity trading was the dominant contributor to positive performance for the month, particularly in precious and base metals, grains and soft commodities. Gold prices reached all-time highs, while silver rallied 12% to levels not seen since the early 1980s. Aluminum and nickel prices also posted double-digit increases during the month. Elevated demand and weather-related supply concerns pushed sugar, cotton and corn prices up over 22%, 17% and 10%, respectively. While commodity trading was a strong driver, foreign exchange was also a material contributor to performance, particularly from commodity-linked currencies. The month brought U.S. dollar weakness against all major currencies as investors bet the Federal Reserve would implement a fresh round of asset purchases to jump-start the slowing U.S. economy. Smaller gains were recorded in the equity markets as prices surged higher on fewer concerns of a “double-dip” U.S. recession and a continued increase in M&A activity. Stocks in Asia took the lead, followed by the U.S. and Europe, which lagged due to ongoing sovereign debt level concerns. A portion of the Portfolio’s gains were offset by losses in fixed income markets as bond prices were extremely volatile during September.
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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.31%	14.68%
Commodities	0.65%	(2.93)%
Stock Indices	0.55%	(5.97)%
Currencies	0.45%	0.73%

Aggregate/Total	1.67%	6.51%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the nine months ended September 30, 2010.
Of the 3.05% return for the nine months ended September 30, 2010 for Series A, approximately 6.51% was due to trading gains (before commissions) and approximately 0.35% was due to investment income offset by approximately (3.81)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.
Of the 3.44% return for the nine months ended September 30, 2010 for Series B, approximately 6.51% was due to trading gains (before commissions) and approximately 0.31% was due to investment income offset by approximately (3.38)% due to brokerage fees, management fees and operating costs borne by Series B.
Of the 4.22% return for the nine months ended September 30, 2010 for Series W, approximately 6.51% was due to trading gains (before commissions) and approximately was 0.34% due to investment income offset by approximately (2.63)% due to brokerage fees, management fees and operating costs borne by Series W.

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
Of the (6.34)% return for year ended 2009 for Series A, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.85)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A offset by approximately 0.22% due to investment income.
Of the (5.86)% return for year ended 2009 for Series B, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.27)% was due to brokerage fees, management fees and operating costs borne by Series B offset by approximately 0.12% due to investment income.
Of the (6.41)% return for Series W for the period March 1, 2009 (commencement of trading) through December 31, 2009, approximately (1.71)% was due to trading losses (before commissions) and approximately (4.93)% was due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W offset by approximately 0.23% due to investment income.
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
The following represent the primary trading risk exposures of the Trust as of September 30, 2010 by market sector.
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
The following were the primary non-trading risk exposures of the Trust as of September 30, 2010.
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
Treasury Bill Positions Held for Margin Purposes
The Trust also has market exposure in its Treasury Bill portfolio. The Trust holds Treasury Bills (interest bearing and credit risk-free) with maturities no longer than Nine months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust’s Treasury Bills, although substantially all of these short-term investments are held to maturity.

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
Campbell & Company manages the risk of the Trust’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than months. Campbell & Company manages the risk of the Trust’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. (Removed and Reserved).
     None
Item 5. Other Information.
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

THE CAMPBELL FUND TRUST (Registrant)
	By:	Campbell & Company, Inc.
Managing Operator

Date: November 15, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7

E 1