Form 10-K
period 2010-12-31
CAMPBELL FUND TRUST
filed 2011-03-31
CIK 1043951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2010 there were 27,273.338 Series A Units, 99,363.213 Series B Units and 4,160.119 for Series W Units of Beneficial Interest issued and outstanding.
Total number of pages 69. Consecutive page numbers on which exhibits commence: 5.

		Page
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	41

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	41 – 42

SIGNATURES
CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

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

          As of December 31, 2010, the aggregate capitalization of the Trust was $346,449,628 with Series A, Series B and Series W comprising $71,343,164, $263,959,495 and $11,146,969, respectively, of the total. The Net Asset Value per Unit was $2,615.86 for Series A, $2,656.51 for Series B, and $2,679.48 for Series W.
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
          The Trust trades speculatively in the U.S. and international futures, forward, and option markets. Specifically, the Trust trades in a portfolio that is primarily focused on financial futures, forwards, and options, with a secondary emphasis on metal, energy and agricultural products. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust’s assets pursuant to Campbell & Company’s Global Diversified Large Portfolio. The portfolio trades commodity interests which include energy products, agricultural products, precious and base metals, stock market indices, interest rates and foreign currencies. The Global Diversified Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The Global Diversified Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. As of December 2010, the percentage of component risk for each major sector was as follows: 42% to commodities, 21% to currencies, 21% to stock indices, and 16% to interest rates.
Use of Proceeds and Cash Management Income
Subscription Proceeds and Available Assets.
          The entire offering proceeds, without deductions, will be credited to the Trust‘s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Trust‘s assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust‘s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and option contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.
          Approximately 10% to 30% of the Trust‘s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Trust‘s assets are deposited with the over-the-counter counterparty in order to initiate and maintain currency forward and option contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in cash, U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Trust‘s assets will be invested in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading.

          The Trust‘s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
          In the event net asset value per unit as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end unit value, Campbell & Company will suspend trading activities, notify all unitholders of the relevant facts within seven business days and declare a special redemption period.
Cash Manager and Custodian.
          During 2009, The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation as cash manager (the “Cash Manager”) under the Non-Custody Investment Advisory Agreement dated July 8, 2009. During 2010, The Trust appointed Horizon Cash Management LLC as cash manager (the “Cash Manager”) under the Investment Advisory Agreement dated December 22, 2010 to manage and control the liquid assets of the Trust. Both Cash Managers are registered as investment advisers with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Cash Managers specialize in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues. The Trust has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment Management LLC as cash manager, effective December 31, 2010.
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
Market Types.
          The Trust trades on a variety of United States and foreign futures exchanges. Approximately 50% of the Trust’s trading takes place in the off-exchange highly liquid, institutionally-based currency forward and options markets. The remaining 50% takes place on futures exchanges.
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

Charges
          The following is a description of current charges to the Trust.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Management Fee	A monthly management fee of 1/12 of 4% of the month-end net assets of the Series A units and Series B units, totaling approximately 4% of the average month-end net assets per year of the Series A units and Series B units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W units, totaling approximately 2% of average month-end net assets per year of the Series W units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A units) or on an ongoing basis with respect to Series B units (commencing with the 13th month with respect to Series A units) to selected selling agents who have sold the Series A units and the Series B units, in return for their provision of ongoing services to the Series A and/or the Series B unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of units sold by the selling agents, net of redemptions.

Campbell & Company	Performance Fee	A quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A units, Series B units and Series W units at the end of each quarter, exclusive of appreciation attributable to interest income.

Campbell & Company	Organization and Offering Expenses	The Series A units and Series W units each bear offering expenses incurred in relation to the offering of the Series A units and Series W units, respectively, up to an amount equal to approximately 1/12 of 0.50% of the month-end net assets of each of the Series A units and Series W units, totaling a maximum of 0.50% of average month-end net assets per year each of the Series A units and Series W units. Such organization and offering expenses of the Trust include all fees and expenses in connection with the distribution of the units, including legal, accounting, printing, mailing, filing fees, escrow fees, salaries and bonuses of employees while engaged in sales activities, and marketing expenses of Campbell & Company and the selling agents which are paid by the Trust.

Selling Agents	Administrative Fee	The selling agents (the firm and not the individual representatives) who sell Series W units receive a monthly administrative fee of 1/12 of 0.50% of the month-end net assets of the Series W units, totaling approximately 0.50% of average month-end net assets per year of the Series W units.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
UBS SECURITIES, LLC	Brokerage Commissions	Brokerage commissions are paid at a rate of approximately $3 for each round-turn trade executed for the Trust, or approximately 0.20% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

Royal Bank of Scotland (RBS)	Over-the-Counter Counterparty Execution Costs	The over-the-counter counterparty’s execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.25% of the Trust’s net assets.

Wilmington Trust Investment Management, LLC & Horizon Cash Management, LLC (the “Cash Managers”)	Cash Managers and the Custodian	The Trust pays the Cash Managers and Northern Trust Company a combined annualized fee equal to approximately 0.10% per annum of the funds managed by the Cash Managers based on a percentage of the principal amount of the Trust’s non-margin assets under management by the Cash Managers, computed and accrued on the average daily market value maintained in the Northern Trust Company custodial account by the Trust. The Cash Managers and Northern Trust Company are not affiliated with Campbell & Company. The Trust may engage other firms which are unaffiliated with Campbell & Company from time to time to provide cash management and custodial services. Such services would be provided pursuant to similar terms and fees as those that apply to the Cash Managers and Northern Trust Company. The Trust may also terminate all types of cash management services at any time.

Other	Operating Expenses	The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.10% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

Regulation
          The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commissions (the “CFTC”), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the National Futures Association (the “NFA”), a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended, or be revoked, Campbell & Company would be unable to act as the Trust’s commodity pool operator and commodity trading advisor.
          The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool’s income or loss and change in net asset value, and an annual financial report, audited by an independent certified public accountant.
          The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation of existing positions only. The exercise of such powers could adversely affect the Trust’s trading.
          The CFTC does not regulate forward contracts. Federal and state banking authorities also do not regulate forward trading or forward dealers. Trading in foreign currency forward contracts may be less liquid and the Trust’s trading results may be adversely affected.
          The Trust has no employees. The Trust trades on a number of foreign commodity exchanges. The Trust does not engage in the sales of goods or services.
Other Information
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

Changes in Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Trust to Liquidate Positions at Disadvantageous Prices
     The Trust may utilize leverage and may depend on the availability of credit in order to finance its portfolio. There can be no assurance that the Trust will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Trust can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Trust to liquidate all or part of its portfolio at disadvantageous prices. In 2009, banks and dealers substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.
Your Investment Could be Illiquid
     Futures, forward and option positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The Trust may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from banks, dealers and other counterparties is likely to be restricted in disrupted markets. For example, in 1994, 1998 and again from 2007—2009 there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Trust from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Trust. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.
Suspension of Redemptions
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

Market Disruptions: Governmental Intervention; The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)
     The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.
     The Trust may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from its banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the Trust. Market disruptions may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.
     In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandate multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Trust, Campbell & Company, and the markets in which they trade and invest. The Reform Act could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have material adverse impact on the profit potential of the Trust.
Speculative Position Limits
     The Commodity Futures Trading Commission (“CFTC”) and certain exchanges have established position limits on the maximum net long or short futures and options positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts and options traded on such exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts and options traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges. All trading accounts owned or managed by Campbell & Company acting on behalf of the Trust, its respective principals and affiliates will be combined for speculative position limit purposes. Because future position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, Campbell & Company and their principals are potentially subject to a conflict among the interests of all accounts the Trust and its principals control which are competing for shares of that limited number of contracts. Although Campbell & Company may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty risks than the regulated U.S. commodities exchanges. Campbell & Company may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Trust in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by Campbell & Company, if required, could adversely affect the Trust’s operations and profitability. Such modification, if required, could require the Trust to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Trust. A violation of speculative position limits by the Trust could lead to regulatory action materially adverse to the Trust’s prospects for profitability.

     The CFTC has proposed and invited public comment regarding a new rule to implement speculative position limits for futures and options contracts in certain energy commodities. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. Depending on the outcome of this or any future CFTC regulatory action, the rules concerning speculative position limits may be amended in a manner that is either detrimental or favorable to the Trust. For example, if the amended rules are detrimental to the Trust, the Trust’s ability to invest in additional commodity futures contracts may be limited to the extent these activities would cause the Trust to exceed the applicable speculative position limits.
     In addition, it is possible that the CFTC may propose new rules that would consider futures contracts underlying OTC transactions in calculating position limits. Such a change could alter, perhaps to a material extent the nature of an investment in the Trust to continue to implement its investment approach.
Over-the-Counter Derivatives Markets
     The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.
     The Reform Act will mandate that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Trust does not expect to be able to rely on such exemptions. In addition, the OTC derivatives dealers with which the Trust executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements irrespective of whether the Trust is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.
     The SEC and CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.
     OTC derivative dealers and major OTC derivatives market participants will be required to register with the SEC and/or CFTC. The Trust or Campbell & Company may be required to register as major participants in the OTC derivatives markets. Dealers and major participants will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for OTC derivatives dealers, which costs are also likely to be passed along to market participants. The overall impact of the Reform Act on the Trust is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

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
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2009, this estimate had risen to approximately $213.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures, forward or option positions, or otherwise alter trading patterns.

Limits Imposed by Futures Exchanges or Other Regulatory Organizations, Such As Speculative Position Limits and Daily Price Fluctuation Limits, May Alter Trading Decisions for the Trust
     The CFTC and U.S. futures exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures and option on futures contracts. Most U.S. futures exchanges also have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. All accounts controlled by Campbell & Company, including the account of the Trust, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force the liquidation of certain futures or options on futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and miss a profit opportunity.
Increase in Assets Under Management May Make Profitable Trading More Difficult
     The managing operator has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts, including the Trust. Should the amount of equity Campbell & Company manages increase, it may be more difficult for Campbell & company to trade profitably because of the difficult of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Global Diversified Large Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to unitholders in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts does exceed the compensation it receives from managing the Trust’s account. Because records with respect to other accounts are not accessible to unitholders in the Trust, the unitholders will not be able to determine if Campbell & Company is favoring other accounts.
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
     All performance information is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

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
The Trust’s Service Providers Could Fail
     The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures brokers have been the subject of regulatory and private causes of action.
          Although the managing operator regularly monitors the financial condition of the counterparties it uses, if the Trust’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Trust’s assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

Inadequate Models Could Negatively Affect the Trust’s Portfolio
     Campbell & Company’s trading is highly model driven, and is materially subject to possible flaws in the models. As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model often becomes outdated and inaccurate, sometimes without Campbell & Company recognizing that fact before substantial losses are incurred. In particular, the Trust may incur major losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Trust in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving. There can be no assurance that Campbell & Company will be successful in continuing to develop and maintain effective quantitative models.
Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Trust in Deciding Whether to Buy Units
     The future performance of the Trust is not predictable, and no assurance can be given that the Trust will perform successfully in the future in as much as past performance is not necessarily indicative of future results. The managing operator’s trading systems are continually evolving and the fact that the Trust and the managing operator may have traded successfully in the past does not mean that they will do so in the future. Additionally, the markets in which the Trust operates have been severely disrupted over the past year or more, so results observed in earlier periods may have little relevance to the results observable in the current environment.
     The past performance of the Trust may not be construed as an indication of future results. The personnel of Campbell & Company responsible for managing the investment portfolio have substantial experience in managing investments and private investment funds and have provided and continue to provide advisory and management services to clients and private and registered investment funds.
Parties to the Trust Have Conflicts of Interest
     Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Trust is treated equitably with other Campbell & Company clients.
     Campbell & Company has a conflict of interest because it acts as the managing operator and sole trading advisor for the Trust. Since Campbell & Company acts as both trading advisor and managing operator for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a management fee of up to 4% (of which 2% is retained) and a 20% performance fee. Campbell & Company, as managing operator, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company, as managing operator, has the authority to make such distributions at any time in its sole discretion.
     Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Trust, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interest.
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
The Trust Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Upsetting Your Investment Portfolio
     The managing operator may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.
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
Forwards, Options, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Trust Will Not Receive the Same Protections on These Transactions
     The Trust trades foreign exchange contracts and options in the interbank market. In the future, the Trust may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. At this time, there is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Trust will not receive the protections which are provided by the Commodity Exchange Act or CFTC regulations in respect of these transactions.
The Trust is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Trust’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts and foreign options can be substantial. Participation in foreign futures contracts and foreign options transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation, and government disruptions.

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
Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974
     The managing operator anticipates that the underlying assets of the Trust may be considered for purposes of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and Section 4975 of the Internal Revenue Code of 1986 (the “Code”), as amended, to be assets of certain employee benefit plans and other Plans that purchase units. Under such circumstances, the investments of the Trust and the activities of the managing operator will be subject to and, in certain cases, limited by, ERISA and the Code.
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
Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Trust
     Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such a failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Trust to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.
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
          Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Declaration of Trust and Trust Agreement. As of December 31, 2010, there were 783 Unitholders and 27,273.338 Units of Beneficial Interest outstanding in the Series A, 978 Unitholders and 99,363.213 Units of Beneficial Interest outstanding in the Series B and 130 Unitholders and 4,160.119 Units of Beneficial Interest outstanding in the Series W Registrant.
          Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
Dollars in thousands, except per Unit amounts
          The following summarized financial information is for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

		For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total Assets	$354,307	$375,584	$533,225	$832,931	$1,179,711
Total Unitholders’ Capital	346,450	365,318	501,507	774,739	1,153,999
Total Net Trading Gain (Loss) (includes brokerage commissions)	46,833	(10,341)	25,343	(136,663)	64,620
Net Income (Loss)	34,157	(27,085)	10,211	(135,306)	63,249

Net Income (Loss) Per Managing Operator and Other Unitholder Unit *
Series A**	390.52	(58.14)	(32.19)	n/a	n/a
Series B	218.49	(158.24)	41.60	(360.46)	153.91
Series W***	386.22	79.02	n/a	n/a	n/a
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	250.82	(159.98)	(35.35)	n/a	n/a
Series B	276.71	(148.25)	31.11	(370.14)	168.95
Series W***	279.59	(164.27)	n/a	n/a	n/a
The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2010 and 2009.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010	2010
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(10,161)	$646	$27,788	$28,560
Net Income (Loss)	(13,470)	(2,582)	25,177	25,032
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A**	(55.42)	(24.59)	194.08	181.01
Series B	(92.20)	(17.52)	184.09	194.21
Series W***	(30.26)	(12.07)	191.96	180.85

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010	2010
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	(89.20)	(22.72)	184.12	178.62
Series B	(86.88)	(20.05)	188.82	194.82
Series W***	(81.80)	(14.50)	197.64	178.25

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A**	2,275.84	2,253.12	2,437.24	2,615.86
Series B	2,292.92	2,272.87	2,461.69	2,656.51
Series W***	2,318.09	2,303.59	2,501.23	2,679.48

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2009	2009	2009	2009
Total Net Trading Gain (Loss) (includes brokerage commissions)	$2,461	$(27,874)	$16,387	$(1,315)
Net Income (Loss)	(2,502)	(32,170)	12,495	(4,908)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A**	(21.39)	(147.19)	90.04	(37.35)
Series B	(12.89)	(179.53)	73.55	(30.79)
Series W***	(47.16)	(149.28)	119.32	(18.04)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A**	(17.42)	(180.76)	72.37	(34.17)
Series B	(14.29)	(178.27)	75.67	(31.36)
Series W***	(48.18)	(172.55)	82.00	(25.54)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A**	2,507.60	2,326.84	2,399.21	2,365.04
Series B	2,513.76	2,335.49	2,411.16	2,379.80
Series W***	2,515.98	2,343.43	2,425.43	2,399.89

*	Based on weighted average number of units outstanding during the period.

**	Series A Units commenced trading on October 1, 2008.

***	Series W Units commenced trading on March 1, 2009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade level of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.
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
          The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by Wilmington Trust Investment Management LLC (“Wilmington”) and Horizon Cash Management LLC (“Horizon”). Wilmington and Horizon are registered with the Securities and Exchange Commission as investment advisers under the Investment Advisers Act of 1940. Wilmington and Horizon do not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. Wilmington and Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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
Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
          The Trust invests in futures, forward currency and option on forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The Fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.
Results of Operations
          The returns for the years ended December 31, 2010, 2009, and 2008 for Series B were 11.63%, (5.86)%, and 1.25%, respectively. The returns for the years ended December 31, 2010 and 2009 and for the period October 1, 2008 (commencement of trading) through December 31, 2008 for Series A was 10.61%, (6.34)%, and (1.38)%, respectively. The return for the year ended December 31, 2010 and for the period March 1, 2009 (commencement of trading) through December 31, 2009 for Series W was 11.65% and (6.41)%, respectively.
          The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2010, 2009, and 2008, the Trust accrued management fees in the amount of $13,137,518, $16,971,300, and $25,405,845, respectively, and paid management fees in the amounts of $13,224,458, $17,509,152, and $26,410,933, respectively.
          During the years ended December 31, 2010, 2009, and 2008, the Trust accrued performance fees in the amount of $381,483, $0, and $0, respectively, and paid performance fees in the amounts of $0, $0, and $0, respectively.
2010
          Of the 10.61% return for year ended 2010 for Series A, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately 5.55% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.
          Of the 11.63% return for year ended 2010 for Series B, approximately 15.73% was due to trading gains (before commissions) and approximately 0.40% due to investment income, offset by approximately 4.50% due to brokerage fees, management fees and operating costs borne by Series B.

          Of the 11.65% return for year ended 2010 for Series W, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately 4.51% due to brokerage fees, management fees, sales commissions and offering costs borne by Series W.
          An analysis of the 15.73% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	12.12%
Commodities	3.21
Currencies	2.94
Stock Indices	(2.54)

15.73%

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
          The first half of February was somewhat subdued as the market digested mixed U.S. employment numbers versus the unemployment rate. By mid-month, the Federal Reserve surprised the markets by decided to hike the discount rate, in a clear sign that the pace of their exit strategy may be more aggressive than originally anticipated. Our long position in short-term rates, both in the U.S. and Europe, fueled strong gains in the sector for the remainder of the month. Gains were also recorded in currency trading as the Euro currency weakened against most majors on accelerated sovereign fears evidenced by the record high cost of insuring Greek and Portuguese debt. Global equity indices trading produced small losses for the Trust as a result of dealing with diverse global macroeconomic challenges (weakening Euro, China central bank intervention and U.S. employment and earnings season results). While the market finished generally negative in Europe and Asia, the U.S. managed to record a gain on largely upbeat fourth quarter earnings announcements with many S&P constituents beating consensus expectations. Commodity trading resulted in generally negative results as the structural imbalances in Europe, and the strong relative performance of the U.S. economy versus the Eurozone helped “de-link” Europe from the risk trade, keeping commodities in alignment with U.S. stocks. While energy prices rallied for most of the month, precious metals sold off early only to turn positive as the market used gold as a safe haven against Eurozone turmoil.
          March proved to be a very strong month for trends as our long positions in energies and base metals benefited from prices moving higher on climbing global economic growth prospects. Global equity indices also provided gains for the Trust’s long positions as prices surged on renewed merger and acquisition activity, positive news centered on economic releases, and subdued fears regarding Greece’s finances. Marginal gains were recorded in the foreign exchange markets as the return of the carry trade pushed commodity linked currencies higher. Almost all central banks have acknowledged that the worst has passed; however, the lack of flexibility to induce fresh fiscal or monetary stimulus has forced a lower for longer interest rate policy globally. The Trust’s net gains were partially offset by losses in the fixed income markets from long positions in U.S. Treasury futures as prices fell during the month. In the U.S. fixed income market, heavy supply put pressure on bond prices, and U.S. Treasury yields were higher than swap yields for the first time on record.

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
          As European sovereign debt concerns persisted and China tightened credit in an attempt to cool overheating in its property sector, the decline in equity markets by the end of May was wide-spread across the U.S., Europe, and Asia. Certainly the “flash crash” on May 6th only added to the unsettling nature of equity market price behavior throughout the month. While the Trust experienced losses in equity indices, gains in fixed income help offset the flight from risky assets in favor of government debt. Commodity trading was difficult for the Trust, particularly in the energy sector, as the complex fell in tandem with the equity markets until a late month bounce. While BP’s spill in the Gulf continued to flow uncontrollably, the disaster has not significantly affected the supply of oil into the U.S. to date. Along with the scare in Greece, the Euro came under pressure against the U.S. Dollar as comments from Federal Reserve Chairman Bernanke raised concerns over the Eurozone’s bank funding. The U.S. Dollar was, once again, viewed as a safe position trade as risk aversion, volatility and liquidity dominated currency markets contributing to gains in the foreign exchange sector for the Trust.
          In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell-off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Trust’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three-month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.
          Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Trust experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Trust had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the U.S. Federal Reserve will need to keep interest rates low for an extended period.
          The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contributed to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe, and U.K., resulting in gains from the Trust’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Trust’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Trust’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the Federal Open Market Committee (“FOMC”) of the U.S. Federal Reserve’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.

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
          Financial markets in October were fixated on the U.S. Federal Reserve’s intentions to engage in a second round of Quantitative Easing (“QE2”). In September, markets began pricing in the anticipated QE2 stimulus, which clearly continued into October. Over the course of the month the U.S. Treasury markets shifted from speculating on a future deflationary environment to pricing in future inflation in the TIPS market. Perhaps the markets were reacting to Chairman Bernanke’s comments that inflation is too low and unemployment is too high. Commodity trading was a primary driver of gains for the Trust as silver and gold reached new highs mid-month, and zinc and copper surged higher in the base metal category. Sugar and cotton both rose over 22% on supply/demand imbalances, while grains continued their upward trend with corn leading the way in performance for the sector. The growing expectations of QE2 in the U.S., third quarter earnings that largely beat analyst estimates and market expectations for a congressional change of power at the mid-term elections, propelled the global equity markets higher. The Trust recorded strong gains in stock index trading, particularly in the U.S. and Europe. QE2 also took center stage in currency trading, allowing the Trust to benefit from a weaker U.S. Dollar against most major currencies. Asian-based currencies and commodity-linked currencies were, in particular, profitable. Minimal losses were recorded in the fixed income markets as positive intra-month economic data caused market participants to question if additional QE on a global level was warranted on such a massive scale.
          After much anticipation and debate, the second effort by the U.S. Federal Reserve to stimulate the U.S. economy through government bond purchases. Perhaps a case of “buy the rumor, sell the fact,” bond prices fell following the announcement and continued to fall for the remainder of the month generating losses for the Trust in fixed income trading. In currency trading, once QE2 was announced, the U.S. Dollar never looked back. The Trust’s short U.S. Dollar position was significantly reduced during the month; however, small losses in currency trading were incurred. In Europe, the Euro dropped below 1.30 for the first time in more than 10 weeks as speculation leaned toward a worsening debt crisis, and unemployment in the region rose to the highest level in more than 12 years. Commodities were volatile and mixed, generating small gains in the sector for Campbell on the month. Gains in energy trading and metals were dampened by losses in grains and soft commodities. While the energy complex made new highs for the year, primarily on the Chinese inflation story, cotton prices fell 26% from the mid-November high. It seems to be all about China these days as they attempt to dampen growth for fear of inflation. Equity trading was marginally positive despite mixed performance around the globe. While major U.S. indices finished slightly lower on the month, Japan’s Nikkei was up 8%, primarily driven by the weakening Yen. Global Central Bank intervention has made trading based solely on macroeconomic measures difficult. The Trust’s models have naturally tilted to technical indicators until the value of fundamental information is once again relevant to asset prices.

          The appetite for risk-based assets was clearly back in vogue during the month of December. Commodities were the strongest performing sector during the month for the Trust as the rally in energies, metals, soft commodities and grain markets continued. The petroleum and industrial metal complexes closed December near the year’s highs on steady demand and a healthy global economic picture. Cotton rallied over 25% during the month to finish up over 90% on the year. Additional gains were recorded in stock index trading as global equity markets staged a strong rally during the month on better than expected economic data, including strong consumer spending during the 2010 holiday season, and increased M&A activity. Despite signs of a stronger economy and higher interest rates, the U.S. Dollar weakened against all major currencies in December, fueling gains for the Trust in the currency sector. Commodity-linked currencies, in particular, enjoyed a strong rally with the Australian Dollar reaching its strongest level since 1982. Despite its strong year-to-date performance, Fixed Income was the only losing sector for the Trust in December, as economic conditions improved and Central Bank policies across the globe remained unchanged.
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
          An analysis of the (1.71)% gross trading losses for the Trust for the year by sector is as follows:

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
          While equity index trading produced the most profitable sector results for the Trust for 2008, the Trust’s net exposure on the short side of global stock indices through April 2009 has hurt performance as markets continued to stage rallies that began in mid-March. U.S. economic indicators, including housing and manufacturing, showed signs of improvement and stabilization rather than further deterioration. In addition, the G-20 agreed to trust more than $1 trillion in emergency aid to help cushion the economic fallout of the current international financial crisis. While the general tone of the economic outlook was more upbeat, officials have still been cautious in their assessment. April saw a continuation of the March risk-seeking rally leading to several growth currencies registering solid gains against the dollar. Losses were realized in the foreign exchange sector due to the Trust’s general bias to be long in the dollar against most major currencies. In fixed income, the equity market rally helped general investor sentiment, driving bond prices lower across the board which produced losses for the Trust in this sector. Commodity trading finished relatively flat with gains from the energy sector offsetting small losses in base and precious metals.
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

          While risk appetite was generally strong in August, investors’ risk behavior was a bit random as fixed income initially sold off on better than expected payroll data, but spent the rest of the month rallying. Bernanke’s nomination for a second term and continued “lower rates for longer” comments from Fed officials helped support Treasury prices against the Trust’s general positioning across the curve. Smaller losses were recorded in currency trading as investors appeared unwilling to chase growth currencies higher, at the expense of the dollar, from already stretched levels. Gains were recorded in commodity markets as the Trust increased its exposure to this sector with the launch of more agile models providing more efficient holding period diversification. Trading in base and precious metals was a primary driver as the “risk on” trade prevailed on improving economic data. Equity indices trading yielded a marginal gain as positioning geographically and across model groups remains mixed.
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
          May was a strong month for the Trust. Positive commodity trading led the charge as crude oil breached new technical levels, touching $135 mid-month. Foreign exchange models also posted gains, as high-yielding currencies performed well. These gains, together with modest gains in the fixed income sector more than offset a loss in equity indices. The Trust achieved a positive return on the month.
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
The Trust’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2010, 2009, and 2008 and the trading gains/losses by market category for the years then ended.

	December 31, 2010
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.83%	3.21%
Stock Indices	0.48%	(2.54)%
Currencies	0.46%	2.94%
Interest Rates	0.45%	12.12%

Aggregate/Total	1.72%	15.73%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Trust for the year ended December 31, 2010.
Of the 10.61% return for year ended 2010 for Series A, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately 5.55% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.
Of the 11.63% return for year ended 2010 for Series B, approximately 15.73% was due to trading gains (before commissions) and approximately 0.40% due to investment income, offset by approximately 4.50% due to brokerage fees, management fees and operating costs borne by Series B.
Of the 11.65% return for year ended 2010 for Series W, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately 4.51% due to brokerage fees, management fees, sales commissions and offering costs borne by Series W.

	December 31, 2009
Market Sector	Value at Risk*	Gain/(Loss)**
Currencies	0.90%	3.74%
Interest Rates	0.68%	(4.77)%
Stock Indices	0.45%	(0.47)%
Commodities	0.41%	(0.21)%

Aggregate/Total	1.62%	(1.71)%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Trust for the year ended December 31, 2010.
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
          The following were the primary trading risk exposures of the Trust as of December 31, 2010, by market sector.
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
Agricultural
     The Trust’s agricultural exposure is to fluctuations of the price of wheat, corn, coffee, cocoa, sugar, soy, hogs, cattle, canola, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the non-trading risk exposures of the Trust as of December 31, 2010.
Foreign Currency Balances
          The Trust’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice per month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities
          The Trust’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash managers, Wilmington and Horizon, have authority to make certain investments on behalf of the Trust. All securities purchased by the cash managers on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash managers will use their best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.
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
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 44 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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
     Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Trust’s internal control over financial reporting was effective.

Item 9B.	Other Information
          There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2010.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
          G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Chief Operating Officer in January 2010, was Vice President: Director of Operations from April 2007 to January 2010, and was Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. As Chief Operating Officer, he is involved in all operational aspects of the firm. In March 2010, Mr. Andrews was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. In March 2010, Mr. Andrews was appointed the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006. Mr. Andrews became listed as Principal of Campbell & Company Investment Adviser LLC effective March 29, 2010.
          Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Since April 2007, Ms. Becks has served as the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser; she previously served as Chief Financial Officer, Treasurer and Assistant Secretary commencing December 2005. Ms. Becks has served since April 2007 as Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company; she previously served as Treasurer, Chief Financial Officer and Assistant Secretary commencing June 2005. In May 2010, Ms. Becks was incorporated in The Bahamas. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
          D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations in 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

          Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. From December 2005 until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment advisor. From June 2005 until April 2007, Mr. Cleland also served as Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. In March 2010, Mr. Cleland was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Futures Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland again became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland was an Associated Person, Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC from December 2005 to April 2007. Effective July 9, 2008, Mr. Cleland again became listed as a Principal of Campbell & Company Investment Adviser LLC.
          Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer of Campbell & Company since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment advisor, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010 as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a managing consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
          Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. In March 2010, Mr. Harris was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the investment process of the firm. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.
          Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed Research Director in March 2010. Since he joined the firm, Mr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Mr. Hu was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Hu holds a B.A. in Manufacturing Engineering from Changsha University of Technology in China. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers. Mr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Mr. Hu again became listed as a Principal of Campbell & Company effective April 7, 2010.

     Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010 as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 30, 2010, October 20, 2005 and August 30, 2010, respectively. Mr. Lloyd became listed as a Principal of Campbell & Company Investment Adviser LLC effective December 12, 2005.
     Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Director – Software Development and Research Operations in May 2010, was Director of Research Operations & Trade Operations from January 2010 to May 2010, Research Operations – Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a M.S. in Computer Science from South Dakota Schools of Mines and Technology and a B.S. in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company effective May 25, 2010.
     Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director – Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., and from February 2003 to January 2005 with DB Advisors LLC. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., and from January 2003 to January 2005 with DB Advisors LLC. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
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
          Campbell & Company receives from the Trust a monthly management fee of 1/12 of 4% of the month-end net assets of the Series A units and Series B units, totaling approximately 4% of the average month-end net assets per year of the Series A units and Series B units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W units, totaling approximately 2% of average month-end net assets per year of the Series W units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A units) or on an ongoing basis with respect to Series B units (commencing with the 13th month with respect to Series B units) to selected selling agents who have sold the Series A units and the Series B units, in return for their provision of ongoing services to the Series A and/or the Series B unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of units sold by the selling agents, net of redemptions. In addition, Campbell & Company receives a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A units, Series B units and Series W units at the end of each quarter, exclusive of appreciation attributable to interest income. The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a “High Water Mark”). In determining the fees in this paragraph, adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2010, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2010, Campbell & Company owned 20.360 Units of Beneficial Interest in Series B having a value of $54,087. The amounts are summarized in the table below:

Amount and Nature
	Name of	of Beneficial
Title of Class	Beneficial Owner	Ownership	Percentage of Class
Units of Beneficial Interest in Series B	Campbell & Company, Inc.	20.360 Units	0.02% of Units outstanding
Campbell & Company did not own any units of Series A and Series W at December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
          See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14.	Principal Accounting Fees and Services
The principal accountant for the years ended December 31, 2010 and 2009 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2010 and 2009 were $108,488 and $85,050, respectively.

(b)	Audit Related Fees

The aggregate fees billed for professional services rendered by the principal accountant in connection with Sarbanes-Oxley compliance for the years ended December 31, 2010 and 2009 were $0 and $11,830, respectively.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 43 thereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document

1.01	Form of Selling Agreement among the Registrant, Campbell & Company and the Selling Agent. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.02	Declaration of Trust and Trust Agreement of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

3.03	Certificate of Trust of the Registrant dated January 2, 1996. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

Exhibit Number	Description of Document

10.01	Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.02	Customer Agreement between the Registrant, Campbell & Company and ABN AMRO Incorporated. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.03	Form of Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

10.04	International Swap Dealers Association, Inc. Master Agreement between the Registrant, Campbell & Company and ABN AMRO Bank, N.V., Chicago Branch. (Incorporated by reference to the respective exhibit to the Registrant’s Form 10 (No. 0-50264) filed on April 30, 2003.)

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

THE CAMPBELL FUND TRUST
By:	CAMPBELL & COMPANY, INC.
Managing Operator

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the Managing Operator of the Registrant, indicated on March 31, 2011.

Signature	Capacity

/s/ D. Keith Campbell
D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland
Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks
Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan
Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

THE CAMPBELL FUND TRUST
ANNUAL REPORT
December 31, 2010

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unitholders of
The Campbell Fund Trust
We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.
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
In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2010 and 2009, the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 29, 2011

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2010
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Certificate Of Deposit
	Canada
	Financials (cost $7,215,000)	$7,221,421	2.08%

	Commercial Paper
	Netherlands
	Industrials (cost $9,958,946)	$9,987,542	2.88%

	Panama
	Consumer Discretionary (cost $9,998,139)	$9,998,275	2.89%

	United Kingdom
	Consumer Staples (cost $5,716,634)	$5,718,658	1.65%

	United States
	Consumer Discretionary	$41,051,450	11.85%
	Consumer Staples	$3,315,853	0.96%
	Energy	$17,387,305	5.02%
	Financials	$10,981,734	3.17%
	Health Care	$12,885,538	3.72%
	Industrials	$10,978,667	3.17%
	Municipal	$4,717,562	1.36%
	Utilities	$34,470,422	9.95%

	Total United States (cost $135,762,709)	$135,788,531	39.20%

	Total Commercial Paper (cost $161,436,428)	$161,493,006	46.62%

	Corporate Bonds
	United States
	Financials (cost $37,464,778)	$37,589,108	10.85%

	Government And Agency Obligations
	United States
	US Government Agency	$14,585,360	4.21%
	US Treasury Bill
	U.S. Treasury Bills*
$12,000,000	Due 01/06/2011	$11,999,817	3.46%
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2010

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	U.S. Treasury Bills*
$50,000,000	Due 01/13/2011	$49,998,833	14.43%

	Total United States (cost $76,597,690)	$76,584,010	22.10%

	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $941)	$941	0.00%

	Total Fixed Income Securities (cost $282,714,837)	$282,888,486	81.65%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$2,226,611	0.64%
Energy	$743,689	0.21%
Metals	$2,581,189	0.75%
Stock indices	$(39,120)	(0.01)%
Short-term interest rates	$400,606	0.12%
Long-term interest rates	$45,692	0.01%

Total long futures contracts	$5,958,667	1.72%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(14,930)	0.00%
Energy	$(239,450)	(0.07)%
Metals	$(573,456)	(0.17)%
Stock indices	$48,337	0.01%
Short-term interest rates	$(9,188)	0.00%
Long-term interest rates	$(644,303)	(0.19)%

Total short futures contracts	$(1,432,990)	(0.42)%

Total futures contracts	$4,525,677	1.30%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$26,630,262	7.69%
Various short forward currency contracts	$(21,482,235)	(6.20)%

Total forward currency contracts	$5,148,027	1.49%

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2010
PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $1,091,379)	$1,500,007	0.43%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $237,756)	$(693,506)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions.
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

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Condensed Schedule of Investments
December 31, 2009

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Short Term Investment Funds
	United States
	Short Term Investment Funds (cost $3,061)	$3,061	0.00%

	Total Fixed Income Securities (cost $327,522,499)	$327,620,030	89.68%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(2,825)	0.00%
Energy	$166,195	0.05%
Metals	$847,192	0.23%
Stock indices	$2,707,780	0.74%
Short-term interest rates	$(1,205,283)	(0.33)%
Long-term interest rates	$(3,107,032)	(0.85)%

Total long futures contracts	$(593,973)	(0.16)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$12,863	0.00%
Metals	$(570,225)	(0.16)%
Long-term interest rates	$119,654	0.03%

Total short futures contracts	$(437,708)	(0.13)%

Total futures contracts	$(1,031,681)	(0.29)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$(13,342,441)	(3.65)%
Various short forward currency contracts	$10,265,262	2.81%

Total forward currency contracts	$(3,077,179)	(0.84)%

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
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Financial Condition
December 31, 2010 And 2009

	2010	2009
ASSETS
Equity in broker trading accounts
Cash	$43,929,635	$18,882,546
Restricted cash	0	24,115,214
Fixed income securities (cost $49,998,833 and $0, respectively)	49,998,833	0
Net unrealized gain (loss) on open futures contracts	4,525,677	(1,031,681)

Total equity in broker trading accounts	98,454,145	41,966,079

Cash and cash equivalents	15,906,463	8,129,710
Fixed income securities (cost $232,716,004 and $327,522,499, respectively)	232,889,653	327,620,030
Options purchased, at fair value (premiums paid — $1,091,379 and $847,190, respectively)	1,500,007	855,611
Net unrealized gain (loss) on open forward currency contracts	5,148,027	(3,077,179)
Interest receivable	81,415	90,033
Subscriptions receivable	327,332	0

Total assets	$354,307,042	$375,584,284

LIABILITIES
Accounts payable	$116,724	$114,739
Management fee	1,142,475	1,229,415
Service fee	4,423	1,729
Options written, at fair value (premiums received — $237,756 and $264,078, respectively)	693,506	230,427
Accrued commissions and other trading fees on open contracts	47,113	41,418
Performance fee payable	381,483	0
Offering costs payable	32,432	10,230
Redemptions payable	5,439,258	8,638,173

Total liabilities	7,857,414	10,266,131

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units — Redeemable
Other Unitholders - 27,273.338 and 10,227.868 units outstanding at December 31, 2010 and December 31, 2009	71,343,164	24,189,310
Series B Units — Redeemable
Managing Operator - 20.360 units outstanding at December 31, 2010 and December 31, 2009	54,087	48,453
Other Unitholders - 99,342.853 and 141,411.145 units outstanding at December 31, 2010 and December 31, 2009	263,905,408	336,529,754
Series W Units — Redeemable
Other Unitholders - 4,160.119 and 1,896.181 units outstanding at December 31, 2010 and December 31, 2009	11,146,969	4,550,636

Total unitholders’ capital (Net Asset Value)	346,449,628	365,318,153

Total liabilities and unitholders’ capital (Net Asset Value)	$354,307,042	$375,584,284

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Operations
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$33,286,029	$(22,697,082)	$33,097,735
Change in unrealized	5,557,358	(1,008,960)	(4,652,238)
Brokerage commissions	(908,818)	(585,700)	(856,401)

Net gain (loss) from futures trading	37,934,569	(24,291,742)	27,589,096

Forward currency and options on forward currency trading gains (losses)
Realized	849,090	19,731,296	(19,095,861)
Change in unrealized	8,136,012	(5,710,372)	16,933,839
Brokerage commissions	(86,785)	(70,270)	(84,502)

Net gain (loss) from forward currency and options on forward currency trading	8,898,317	13,950,654	(2,246,524)

Total net trading gain (loss)	46,832,886	(10,341,088)	25,342,572

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,168,374	451,367	10,467,453
Realized gain (loss) on fixed income securities	89,402	(15,455)	0
Change in unrealized gain (loss) on fixed income securities	76,118	97,531	0

Total investment income	1,333,894	533,443	10,467,453

Expenses
Management fee	13,137,518	16,971,300	25,405,845
Service fee	41,210	8,487	0
Performance fee	381,483	0	0
Operating expenses	449,559	297,133	193,586

Total expenses	14,009,770	17,276,920	25,599,431

Net investment income (loss)	(12,675,876)	(16,743,477)	(15,131,978)

NET INCOME (LOSS)	$34,157,010	$(27,084,565)	$10,210,594

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1,2) (based on weighted average number of units outstanding during the year)
Series A	$390.52	$(58.14)	$(32.19)

Series B	$218.49	$(158.24)	$41.06

Series W	$386.22	$79.02	N/A

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Operations
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (1,2)

Series A	$250.82	$(159.98)	$(35.35)

Series B	$276.71	$(148.25)	$31.11

Series W	$279.59	$(164.26)	N/A

(1)	Series A Units commenced trading on October 1, 2008. The amounts shown for 2008 are for the period October 1, 2008 (commencement of trading) to December 31, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, the information shown is for the period March 1, 2009 through December 31, 2009. No information is provided for Series W Units for the year ended December 31, 2008.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Cash Flows
For The Years Ended December 31, 2010, 2009 And 2008

	2010	2009	2008
Cash flows from (for) operating activities
Net income (loss)	$34,157,010	$(27,084,565)	$10,210,594
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(13,769,488)	6,621,801	(12,281,601)
(Increase) decrease in restricted cash	24,115,214	(9,536,798)	(14,578,416)
(Increase) decrease in option premiums paid	(244,189)	(644,742)	1,436,651
Increase (decrease) in option premiums received	(26,322)	(475,506)	(181,056)
(Increase) decrease in interest receivable	8,618	(84,696)	91,894
(Increase) decrease in other assets	0	0	648
Increase (decrease) in accounts payable and accrued expenses	304,917	(527,621)	(1,035,044)
Purchases of investments in fixed income securities	(5,514,193,169)	(7,376,153,510)	(3,453,261,261)
Sales/maturities of investments in fixed income securities	5,559,000,831	7,073,631,011	4,195,000,000

Net cash from (for) operating activities	89,353,422	(334,254,626)	725,402,409

Cash flows from (for) financing activities
Addition of units	58,602,258	31,595,573	9,404,485
Redemption of units	(114,908,914)	(158,909,554)	(320,714,859)
Offering costs paid	(222,924)	(48,292)	0

Net cash from (for) financing activities	(56,529,580)	(127,362,273)	(311,310,374)

Net increase (decrease) in cash and cash equivalents	32,823,842	(461,616,899)	414,092,035

Cash and cash equivalents
Beginning of year	27,012,256	488,629,155	74,537,120

End of year	$59,836,098	$27,012,256	$488,629,155

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$43,929,635	$18,882,546	$488,681,500
Cash deficit at forwards broker	0	0	(67,540)
Cash and cash equivalents	15,906,463	8,129,710	15,195

Total end of year cash and cash equivalents	$59,836,098	$27,012,256	$488,629,155

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Changes in Unitholders’ Capital (Net Asset Value)
For The Years Ended December 31, 2010, 2009 And 2008

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at January 1, 2008	20.360	$50,838	310,254.708	$774,687,938	310,275.068	$774,738,776

Net income (loss)		633		10,216,252		10,216,885
Additions	0.000	0	3,499.136	8,864,886	3,499.136	8,864,886
Redemptions	0.000	0	(116,567.332)	(295,270,805)	(116,567.332)	(295,270,805)

Balances at December 31, 2008	20.360	51,471	197,186.512	498,498,271	197,206.872	498,549,742

Net income (loss)		(3,018)		(26,908,145)		(26,911,163)
Additions	0.000	0	371.739	880,515	371.739	880,515
Redemptions	0.000	0	(56,147.106)	(135,940,887)	(56,147.106)	(135,940,887)

Balances at December 31, 2009	20.360	48,453	141,411.145	336,529,754	141,431.505	336,578,207

Net income (loss)		5,634		26,173,390		26,179,024
Additions	0.000	0	2,036.017	4,875,822	2,036.017	4,875,822
Redemptions	0.000	0	(44,104.309)	(103,673,558)	(44,104.309)	(103,673,558)

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
December 31, 2010	December 31, 2009	December 31, 2008
$2,656.51	$2,379.80	$2,528.05

See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Statements of Changes in Unitholders’ Capital (Net Asset Value)
For The Years Ended December 31, 2010, 2009 And 2008

	Series A (1)		Series W (2)
	Units	Amount	Units	Amount
Balances at January 1, 2008	0.000	$0	0.000	$0

Net income (loss)		(6,291)		0
Additions	1,052.200	2,663,733	0.000	0
Offering costs		(619)		0

Balances at December 31, 2008	1,052.200	$2,656,823	0.000	$0

Net income (loss)		(240,057)		66,655
Additions	9,982.649	23,768,054	2,015.801	4,783,622
Redemptions	(806.981)	(1,946,094)	(119.620)	(291,154)
Offering costs		(49,416)		(8,487)

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss)		6,664,714		1,313,272
Additions	18,690.788	44,559,701	4,019.649	9,494,067
Redemptions	(1,645.318)	(3,866,645)	(1,755.711)	(4,169,796)
Offering costs		(203,916)		(41,210)

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net Asset Value per Other Unitholders’ Unit - Series A (1)
December 31, 2010	December 31, 2009	December 31, 2008
$2,615.86	$2,365.04	$2,525.02

Net Asset Value per Other Unitholders’ Unit - Series W (2)
December 31, 2010	December 31, 2009	December 31, 2008

$2,679.48	$2,399.89	N/A

(1)	Series A Units commenced trading on October 1, 2008.

(2)	Series W Units commenced trading on March 1, 2009; therefore, no information is provided for Series W Units for the year ended December 31, 2008.
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For The Years Ended December 31, 2010, 2009 And 2008
The following information presents per unit operating performance data and other supplemental financial data for Series A for the period October 1, 2008 (commencement of trading) to December 31, 2008 and the years ended December 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	Series A
	2010	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (4)	$2,365.04	$2,525.02	$2,560.37

Income (loss) from operations:
Total net trading gains (losses) (1)	367.81	(55.23)	(7.62)
Net investment income (loss) (1)	(105.04)	(92.78)	(24.56)

Total net income (loss) from operations	262.77	(148.01)	(32.18)

Offering costs (1)	(11.95)	(11.97)	(3.17)

Net asset value per unit at end of period	$2,615.86	$2,365.04	$2,525.02

Total Return	10.61%	(6.34)%	(1.38)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.21%	4.10%	4.03%
Performance fee	0.70%	0.00%	0.00%

Total expenses	4.91%	4.10%	4.03%

Net investment income (loss)(2,3)	(3.78)%	(3.88)%	(3.88)%

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
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For The Years Ended December 31, 2010, 2009 And 2008
The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2010, 2009 and 2008. This information has been derived from information presented in the financial statements.

	Series B
	2010	2009	2008
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,379.80	$2,528.05	$2,496.94

Income (loss) from operations:
Total net trading gains (losses) (1)	365.17	(52.28)	91.91
Net investment income (loss)(1)	(88.46)	(95.97)	(60.80)

Total net income (loss) from operations	276.71	(148.25)	31.11

Net asset value per unit at end of year	$2,656.51	$2,379.80	$2,528.05

Total Return	11.63%	(5.86)%	1.25%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.19%	4.11%	4.10%
Performance fee	0.00%	0.00%	0.00%

Total expenses	4.19%	4.11%	4.10%

Net investment income (loss)(2)	(3.79)%	(3.99)%	(2.42)%

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
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Financial Highlights
For The Years Ended December 31, 2010, 2009 And 2008
The following information presents per unit operating performance data and other supplemental financial data for Series W for the period March 1, 2009 (commencement of trading) to December 31, 2009 and the year ended December 31, 2010. This information has been derived from information presented in the financial statements.

	Series W
	2010	2009
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$2,399.89	$2,564.16

Income (loss) from operations:
Total net trading gains (losses) (1)	375.14	(107.29)
Net investment income (loss)(1)	(83.43)	(46.92)

Total net income (loss) from operations	291.71	(154.21)

Offering costs(1)	(12.12)	(10.06)

Net asset value per unit at end of period	$2,679.48	$2,399.89

Total Return	11.65%	(6.41)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.68%	2.62%
Performance fee	1.26%	0.00%

Total expenses	3.94%	2.62%

Net investment income (loss)(2,3)	(2.24)%	(2.34)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Annualized for the period March 1, 2009 (commencement of trading) through December 31, 2009.

(4)	Represents the net asset value per Series W Unit at March 1, 2009 (commencement of trading).
See Accompanying Notes to Financial Statements.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts and options on forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. The rights of the Series A units, Series B units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A and Series W commenced trading on October 1, 2008 and March 1, 2009, respectively. The initial minimum subscription for Series A units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1F, Note 1H, Note 2 and Note 5 for an explanation of allocations and Series specific charges.

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

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended December 31, 2010, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The management does not expect that adoption of the remaining provisions will have a material impact on the Trust’s financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2010 and 2009.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$282,888,486	$0	$282,888,486
Other Financial Instruments
Exchange-traded futures contracts	4,525,677	0	0	4,525,677
Forward currency contracts	0	5,148,027	0	5,148,027
Options purchased	0	1,500,007	0	1,500,007
Options written	0	(693,506)	0	(693,506)

Total	$4,525,677	$288,843,014	$0	$293,368,691

	Fair Value at December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$327,620,030	$0	$327,620,030
Other Financial Instruments
Exchange-traded futures contracts	(1,031,681)	0	0	(1,031,681)
Forward currency contracts	0	(3,077,179)	0	(3,077,179)
Options purchased	0	855,611	0	855,611
Options written	0	(230,427)	0	(230,427)

Total	$(1,031,681)	$325,168,035	$0	$324,136,354

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 8. See Condensed Schedule of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, Income Taxes to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2010 and 2009, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,712,914 and $1,653,661 for Series A units and $556,411 and $328,196 for Series W units, respectively.

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

Certain 2009 and 2008 amounts in the Statement of Cash Flows were reclassified to conform with the 2010 presentation. Specifically, purchases and sales/maturities of fixed income securities are presented on a gross basis as components of cash flow from (for) operating activities.
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

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010
Note 4. CASH MANAGER AND CUSTODIAN
The Trust appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation, as cash manager under the Non-Custody Investment Advisory Agreement dated July 8, 2009. The Trust appointed Horizon Cash Management LLC as cash manager under the Investment Advisory Agreement dated December 22, 2010 to manage and control the liquid assets of the Trust. Both cash managers are registered as investment advisers with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Trust has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment Management LLC as cash manager, effective December 31, 2010.

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
December 31, 2010
Note 8. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, ‘derivatives’). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates, stock index values, as well as metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at December 31, 2010 and 2009 was $61,998,650 and $16,997,649, respectively, which equals 18% and 5% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2010 and December 31, 2009 was $15,795,395 and $3,604,499, respectively, which equals 5% and 1% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at December 31, 2010 and December 31, 2009 was restricted cash for margin requirements of $0 and $24,115,214 respectively, which equals 0% and 7% of Net Asset Value respectively.

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

The Trust has adopted the provisions of ASC 815, Derivatives and Hedging, (‘ASC 815’). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010
The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2010 and 2009 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$2,324,406	$(112,725)	$2,211,681
Energy Contracts	Equity in broker trading accounts	980,008	(475,769)	504,239
Metal Contracts	Equity in broker trading accounts	2,599,694	(591,961)	2,007,733
Stock Indices Contracts	Equity in broker trading accounts	902,423	(893,206)	9,217
Short-Term Interest Rate Contracts	Equity in broker trading accounts	416,741	(25,323)	391,418
Long Term Interest Rate Contracts	Equity in broker trading accounts	99,846	(698,457)	(598,611)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	27,837,667	(22,689,640)	5,148,027
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,500,007	0	1,500,007
Written Options on Forward Currency Contracts	Options written, at fair value	0	(693,506)	(693,506)

Totals		$36,660,792	$(26,180,587)	$10,480,205

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$142,638	$(132,600)	$10,038
Energy Contracts	Equity in broker trading accounts	214,581	(48,386)	166,195
Metal Contracts	Equity in broker trading accounts	1,609,537	(1,332,570)	276,967
Stock Indices Contracts	Equity in broker trading accounts	2,915,275	(207,495)	2,707,780
Short-Term Interest Rate Contracts	Equity in broker trading accounts	0	(1,205,283)	(1,205,283)
Long Term Interest Rate Contracts	Equity in broker trading accounts	371,416	(3,358,794)	(2,987,378)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	13,988,095	(17,065,274)	(3,077,179)

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2009	December 31, 2009
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	855,611	0	855,611
Written Options on Forward Currency Contracts	Options written, at fair value	0	(230,427)	(230,427)

Totals		$20,097,153	$(23,580,829)	$(3,483,676)

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2010 and 2009 is as follows:

	Trading Revenue for	Trading Revenue for
	the Twelve Months Ended	the Twelve Months Ended
Type of Instrument	December 31, 2010	December 31, 2009
Agricultural Contracts	$15,027,399	$(1,863,441)
Energy Contracts	(14,175,659)	(4,907,898)
Metal Contracts	8,853,905	5,425,104
Stock Indices Contracts	(8,898,182)	(3,588,375)
Short-Term Interest Rate Contracts	18,673,613	(2,553,519)
Long Term Interest Rate Contracts	19,457,944	(16,466,479)
Forward Currency Contracts	11,901,959	8,474,832
Purchased Options on Forward Currency Contracts	(10,717,254)	(8,456,964)
Written Options on Forward Currency Contracts	7,800,397	14,003,056

Total	$47,924,122	$(9,933,684)

	Trading Revenue for	Trading Revenue for
	the Twelve Months Ended	the Twelve Months Ended
Line Item in the Statement of Operations	December 31, 2010	December 31, 2009
Futures trading gains (losses):
Realized	$33,381,662	$(22,945,648)
Change in unrealized	5,557,358	(1,008,960)
Forward currency and options on forward currency trading gains (losses):
Realized	849,090	19,731,296
Change in unrealized	8,136,012	(5,710,372)

Total	$47,924,122	$(9,933,684)

For the twelve months ended December 31, 2010 and 2009, the monthly average of futures contracts bought and sold was approximately 19,400 and 17,900 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,506,800,000 and $2,101,400,500 respectively.

The Campbell Fund Trust
Notes to Financial Statements
December 31, 2010
Open contracts generally mature within three months; as of December 31, 2010, the latest maturity date for open futures contracts is March 2012, the latest maturity date for open forward currency contracts is March 2011, and the latest expiry date for options on forward currency contracts is January 2011. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per ‘risk unit’ of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating ‘stop-loss’ points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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

E1