Form 10-Q
period 2011-03-31
CAMPBELL FUND TRUST
filed 2011-05-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 (Unaudited)	3-6

Statements of Financial Condition as of March 31, 2011 and December 31, 2010 (Unaudited)	7

Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	8

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	9

Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	10-11

Financial Highlights for the Three Months March 31, 2011 and 2010 (Unaudited)	12-14

Notes to Financial Statements (Unaudited)	15-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27

Item 3. Quantitative and Qualitative Disclosure About Market Risk	27-33

Item 4. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	34

SIGNATURES	35

CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Canada
	Financials	$7,222,743	2.09%

	(cost $7,215,000)
	United Kingdom
	Financials	$5,004,601	1.45%

	(cost $5,003,838)
	United States
	Financials	$22,011,263	6.36%

	(cost $22,000,000)
	Total Bank Deposits
	(cost $34,218,838)	$34,238,607	9.90%

	Commercial Paper
	Netherlands
	Industrials	$9,995,339	2.89%

	(cost $9,983,545)
	United States
	Consumer Discretionary	$24,595,213	7.11%
	Consumer Staple	$16,999,929	4.91%
	Financials	$21,222,765	6.13%
	Healthcare	$39,590,130	11.44%
	Industrials	$8,995,000	2.60%
	Services	$9,999,297	2.89%

	Total United States (cost $121,387,853)	$121,402,334	35.08%

	Total Commercial Paper
	(cost $131,371,398)	$131,397,673	37.97%

	Corporate Bonds
	United States
	Financials	$43,295,872	12.51%
	Healthcare	$6,222,144	1.80%

	Total United States (cost $49,376,824)	$49,518,016	14.31%

	Government And Agency Obligations
	United States
	US Government Agency
	Other	$14,576,892	4.21%
	U.S. Treasury Bills*
$20,000,000	Due 06/30/2011	$19,996,500	5.78%
	U.S. Treasury Bills*
$50,000,000	Due 04/07/2011	$49,999,458	14.45%

	Total United States (cost $84,594,998)	$84,572,850	24.44%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$962	0.00%

	(cost $962)
	Total Fixed Income Securities
	(cost $299,563,020)	$299,728,108	86.62%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$414,964	0.12%
Energy	$1,547,393	0.45%
Metals	$530,706	0.15%
Stock indices	$1,354,479	0.39%
Short-term interest rates	$(607,175)	(0.18)%
Long-term interest rates	$(1,870,511)	(0.54)%

Total long futures contracts	$1,369,856	0.39%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(164,798)	(0.05)%
Metals	$(797,641)	(0.23)%
Stock indices	$(77,520)	(0.02)%
Short-term interest rates	$567,153	0.16%
Long-term interest rates	$179,978	0.05%

Total short futures contracts	$(292,828)	(0.09)%

Total futures contracts	$1,077,028	0.30%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$8,125,524	2.35%
Various short forward currency contracts	$(10,649,593)	(3.08)%

Total forward currency contracts	$(2,524,069)	(0.73)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts (premiums paid — $750,386)	$1,339,761	0.39%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts (premiums received — $427,847)	$(690,588)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Certificate Of Deposit
	Canada
	Financials	$7,221,421	2.08%

	(cost $7,215,000)
	Commercial Paper
	Netherlands
	Industrials	$9,987,542	2.88%

	(cost $9,958,946)
	Panama
	Consumer Discretionary	$9,998,275	2.89%

	(cost $9,998,139)
	United Kingdom
	Consumer Staples	$5,718,658	1.65%

	(cost $5,716,634)
	United States
	Consumer Discretionary	$41,051,450	11.85%
	Consumer Staples	$3,315,853	0.96%
	Energy	$17,387,305	5.02%
	Financials	$10,981,734	3.17%
	Health Care	$12,885,538	3.72%
	Industrials	$10,978,667	3.17%
	Municipal	$4,717,562	1.36%
	Utilities	$34,470,422	9.95%

	Total United States (cost $135,762,709)	$135,788,531	39.20%

	Total Commercial Paper
	(cost $161,436,428)	$161,493,006	46.62%

	Corporate Bonds
	United States
	Financials	$37,589,108	10.85%

	(cost $37,464,778)
	Government And Agency Obligations
	United States
	US Government Agency	$14,585,360	4.21%
	US Treasury Bill
	U.S. Treasury Bills*
$12,000,000	Due 01/06/2011	$11,999,817	3.46%
	U.S. Treasury Bills*
$50,000,000	Due 01/13/2011	$49,998,833	14.43%

	Total United States (cost $76,597,690)	$76,584,010	22.10%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$941	0.00%

	(cost $941)
	Total Fixed Income Securities
	(cost $282,714,837)	$282,888,486	81.65%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2011 and December 31, 2010 (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Equity in broker trading accounts
Cash	$37,549,104	$43,929,635
Fixed income securities (cost $49,999,458 and $61,998,650, respectively)	49,999,458	49,998,833
Net unrealized gain (loss) on open futures contracts	1,077,028	4,525,677

Total equity in broker trading accounts	88,625,590	98,454,145

Cash and cash equivalents	14,668,747	15,906,463
Fixed income securities (cost $249,563,562 and $232,716,004, respectively)	249,728,650	232,889,653
Options purchased, at fair value (premiums paid — $750,386 and $1,091,379, respectively)	1,339,761	1,500,007
Net unrealized gain (loss) on open forward currency contracts	(2,524,069)	5,148,027
Interest receivable	129,256	81,415
Subscriptions receivable	468,019	327,332

Total assets	$352,435,954	$354,307,042

LIABILITIES
Accounts payable	$108,496	$116,724
Management fee	1,116,043	1,142,475
Service fee	4,923	4,423
Options written, at fair value (premiums received — $427,847 and $237,756, respectively)	690,588	693,506
Accrued commissions and other trading fees on open contracts	73,345	47,113
Performance fee payable	0	381,483
Offering costs payable	38,022	32,432
Redemptions payable	4,302,050	5,439,258

Total liabilities	6,333,467	7,857,414

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units — Redeemable
Other Unitholders - 35,379.091 and 27,273.338 units outstanding at March 31, 2011 and December 31, 2010	87,757,040	71,343,164
Series B Units — Redeemable
Managing Operator - 20.360 units outstanding at March 31, 2011 and December 31, 2010	51,358	54,087
Other Unitholders - 97,107.419 and 99,342.853 units outstanding at March 31, 2011 and December 31, 2010	244,948,628	263,905,408
Series W Units — Redeemable
Other Unitholders - 5,231.834 and 4,160.119 units outstanding at March 31, 2011 and December 31, 2010	13,345,461	11,146,969

Total unitholders’ capital (Net Asset Value)	346,102,487	346,449,628

Total liabilities and unitholders’ capital (Net Asset Value)	$352,435,954	$354,307,042

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(4,754,747)	$(15,471,425)
Change in unrealized	(3,448,650)	8,455,353
Brokerage commissions	(234,584)	(250,861)

Net gain (loss) from futures trading	(8,437,981)	(7,266,933)

Forward currency and options on forward currency trading gains (losses)
Realized	934,261	(6,333,282)
Change in unrealized	(7,298,339)	3,461,092
Brokerage commissions	(31,742)	(21,858)

Net gain (loss) from forward currency and options on forward currency trading	(6,395,820)	(2,894,048)

Total net trading gain (loss)	(14,833,801)	(10,160,981)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	336,270	264,472
Realized gain (loss) on fixed income securities	4,861	(9,167)
Change in unrealized gain (loss) on fixed income securities	(8,562)	(30,353)

Total investment income	332,569	224,952

Expenses
Management fee	3,413,311	3,410,092
Service fee	14,569	6,835
Operating expenses	132,359	117,154

Total expenses	3,560,239	3,534,081

Net investment income (loss)	(3,227,670)	(3,309,129)

NET INCOME (LOSS)	$(18,061,471)	$(13,470,110)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the year)
Series A	$(145.78)	$(55.42)

Series B	$(133.41)	$(92.20)

Series W	$(131.85)	$(30.26)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(135.38)	$(89.20)

Series B	$(134.06)	$(86.88)

Series W	$(128.66)	$(81.80)

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(18,061,471)	$(13,470,110)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	10,755,551	(11,886,092)
(Increase) decrease in restricted cash	0	19,170,009
(Increase) decrease in option premiums paid	340,993	137,449
Increase (decrease) in option premiums received	190,091	147
(Increase) decrease in interest receivable	(47,841)	43,072
Increase (decrease) in accounts payable and accrued expenses	(389,411)	(97,156)
Purchases of investments in fixed income securities	(3,259,958,009)	(2,076,618,013)
Sales/maturities of investments in fixed income securities	3,243,109,825	2,096,622,654

Net cash from (for) operating activities	(24,060,272)	13,901,960

Cash flows from (for) financing activities
Addition of units	24,820,710	14,514,704
Redemption of units	(8,275,120)	(27,099,578)
Offering costs paid	(103,565)	(34,345)

Net cash from (for) financing activities	16,442,025	(12,619,219)

Net increase (decrease) in cash and cash equivalents	(7,618,247)	1,282,741

Cash and cash equivalents
Beginning of period	59,836,098	27,012,256

End of period	$52,217,851	$28,294,997

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$37,549,104	$23,501,040
Cash and cash equivalents	14,668,747	4,793,957

Total end of period cash and cash equivalents	$52,217,851	$28,294,997

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2011

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss) for the three months ended March 31, 2011		(2,729)		(13,202,713)		(13,205,442)
Additions	0.000	0	295.821	772,305	295.821	772,305
Redemptions	0.000	0	(2,531.255)	(6,526,372)	(2,531.255)	(6,526,372)

Balances at March 31, 2011	20.360	$51,358	97,107.419	$244,948,628	97,127.779	$244,999,986

Three Months Ended March 31, 2010

Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207
Net income (loss) for the three months ended March 31, 2010		(1,769)		(12,736,542)		(12,738,311)
Additions	0.000	0	1,020.309	2,289,677	1,020.309	2,289,677
Redemptions	0.000	0	(14,837.048)	(33,519,753)	(14,837.048)	(33,519,753)

Balances at March 31, 2010	20.360	$46,684	127,594.406	$292,563,136	127,614.766	$292,609,820

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
$2,522.45	$2,656.51	$2,292.92	$2,379.80

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Series A		Series W
	Units	Amount	Units	Amount
Three Months Ended March 31, 2011

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss) for the three months ended March 31, 2011		(4,275,742)		(580,287)
Additions	8,193.623	21,008,088	1,222.342	3,181,004
Redemptions	(87.870)	(223,884)	(150.627)	(387,656)
Offering costs		(94,586)		(14,569)

Balances at March 31, 2011	35,379.091	$87,757,040	5,231.834	$13,345,461

Three Months Ended March 31, 2010

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss) for the three months ended March 31, 2010		(659,389)		(72,410)
Additions	4,084.497	9,073,290	1,612.796	3,660,949
Redemptions	(169.465)	(382,832)	(45.522)	(103,754)
Offering costs		(33,386)		(6,835)

Balances at March 31, 2010	14,142.900	$32,186,993	3,463.455	$8,028,586

Net Asset Value per Other Unitholders’ Unit - Series A
March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
$2,480.48	$2,615.86	$2,275.84	$2,365.04

Net Asset Value per Other Unitholders’ Unit - Series W(1)
March 31, 2011	December 31, 2010	March 31, 2010	February 28, 2009
$2,550.82	$2,679.48	$2,318.09	$2,399.89

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended
	March 31,
	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,615.86	$2,365.04

Income (loss) from operations:
Total net trading gains (losses) (1)	(107.84)	(64.57)
Net investment income (loss)(1)	(24.32)	(21.82)

Total net income (loss) from operations	(132.16)	(86.39)

Offering costs (1)	(3.22)	(2.81)

Net asset value per unit at end of period	$2,480.48	$2,275.84

Total Return	(5.18)%	(3.77)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.04%	4.12%
Performance fee	0.00%	0.00%

Total expenses	4.04%	4.12%

Net investment income (loss) (2,3)	(3.72)%	(3.87)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended
	March 31,
	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,656.51	$2,379.80

Income (loss) from operations:
Total net trading gains (losses) (1)	(109.33)	(65.05)
Net investment income (loss)(1)	(24.73)	(21.83)

Total net income (loss) from operations	(134.06)	(86.88)

Net asset value per unit at end of period	$2,522.45	$2,292.92

Total Return	(5.05)%	(3.65)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.10%	4.12%
Performance fee	0.00%	0.00%

Total expenses	4.10%	4.12%

Net investment income (loss) (2,3)	(3.77)%	(3.85)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended
	March 31,
	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,679.48	$2,399.89

Income (loss) from operations:
Total net trading gains (losses) (1)	(110.33)	(65.22)
Net investment income (loss)(1)	(15.02)	(13.72)

Total net income (loss) from operations	(125.35)	(78.94)

Offering costs (1)	(3.31)	(2.86)

Net asset value per unit at end of period	$2,550.82	$2,318.09

Total Return	(4.80)%	(3.41)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.56%	2.63%
Performance fee	0.00%	0.00%

Total expenses	2.56%	2.63%

Net investment income (loss) (2,3)	(2.24)%	(2.40)%

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
MARCH 31, 2011 (Unaudited)
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

The Trust’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, “Offsetting — Balance Sheet.” The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The Trust follows the provisions of ASC 820, “Fair Value Measurements and Disclosures,” as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2011, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Trust’s financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value at March 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$299,728,108	$0	$299,728,108
Other Financial Instruments
Exchange-traded futures contracts	1,077,028	0	0	1,077,028
Forward currency contracts	0	(2,524,069)	0	(2,524,069)
Options purchased	0	1,339,761	0	1,339,761
Options written	0	(690,588)	0	(690,588)

Total	$1,077,028	$297,853,212	$0	$298,930,240

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$282,888,486	$0	$282,888,486
Other Financial Instruments
Exchange-traded futures contracts	4,525,677	0	0	4,525,677
Forward currency contracts	0	5,148,027	0	5,148,027
Options purchased	0	1,500,007	0	1,500,007
Options written	0	(693,506)	0	(693,506)

Total	$4,525,677	$288,843,014	$0	$293,368,691

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

Management has continued to evaluate the application of ASC 740, “Income Taxes,” to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,717,987 and $2,712,914 for Series A units and $558,153 and $556,411 for Series W units, respectively.

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
MARCH 31, 2011 (Unaudited)
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
Note 8. TRADING ACTIVITIES AND RELATED RISKS
The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agricultural values. A secondary emphasis is on metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. The market sensitive instruments held by the Trust are acquired for speculative trading purposes, and all or a substantial amount of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2011 and December 31, 2010 was $299,728,108 and $61,998,650, respectively, which equals 87% and 18% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2011 and December 31, 2010 was $4,189,863 and $15,795,395, respectively, which equals 1% and 5% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2011 or December 31, 2010.

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

The Trust has adopted the provisions of ASC 815, “Derivatives and Hedging,” (ASC 815). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2011 and December 31, 2010 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2011	March 31, 2011
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$965,052	$(714,886)	$250,166
Energy Contracts	Equity in broker trading accounts	1,548,027	(634)	1,547,393
Metal Contracts	Equity in broker trading accounts	1,278,323	(1,545,258)	(266,935)
Stock Indices Contracts	Equity in broker trading accounts	1,446,122	(169,163)	1,276,959
Short-Term Interest Rate Contracts	Equity in broker trading accounts	586,897	(626,919)	(40,022)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	288,169	(1,978,702)	(1,690,533)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	20,472,260	(22,996,329)	(2,524,069)
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,339,761	0	1,339,761
Written Options on Forward Currency Contracts	Options written, at fair value	0	(690,588)	(690,588)

Totals		$27,924,611	$(28,722,479)	$(797,868)

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$2,324,406	$(112,725)	$2,211,681
Energy Contracts	Equity in broker trading accounts	980,008	(475,769)	504,239
Metal Contracts	Equity in broker trading accounts	2,599,694	(591,961)	2,007,733
Stock Indices Contracts	Equity in broker trading accounts	902,423	(893,206)	9,217
Short-Term Interest Rate Contracts	Equity in broker trading accounts	416,741	(25,323)	391,418
Long-Term Interest Rate Contracts	Equity in broker trading accounts	99,846	(698,457)	(598,611)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,837,667	(22,689,640)	5,148,027
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,500,007	0	1,500,007
Written Options on Forward Currency Contracts	Options written, at fair value	0	(693,506)	(693,506)

Totals		$36,660,792	$(26,180,587)	$10,480,205

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2011 and 2010 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	March 31, 2011	March 31, 2010
Agricultural Contracts	$(127,779)	$128,333
Energy Contracts	6,928,822	(2,724,911)
Metal Contracts	(1,508,583)	(2,864,314)
Stock Indices Contracts	(7,141,847)	(7,320,119)
Short-Term Interest Rate Contracts	(3,938,653)	10,677,099
Long Term Interest Rate Contracts	(2,401,881)	(4,905,283)
Forward Currency Contracts	(3,486,624)	(1,128,786)
Purchased Options on Forward Currency Contracts	(4,685,902)	(3,867,495)
Written Options on Forward Currency Contracts	1,806,870	2,124,091

Total	$(14,555,577)	$(9,881,385)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Line Item in the Statement of Operations	March 31, 2011	March 31, 2010
Futures trading gains (losses):
Realized	$(4,742,849)	$(15,464,548)
Change in unrealized	(3,448,650)	8,455,353
Forward currency and options on forward currency trading gains (losses):
Realized	934,261	(6,333,282)
Change in unrealized	(7,298,339)	3,461,092

Total	$(14,555,577)	$(9,881,385)

For the three months ended March 31, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 18,670 and 20,700 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $3,415,450,000 and $2,629,600,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2011, the latest maturity date for open futures contracts is June 2012, the latest maturity date for open forward currency contracts is June 2011, and the latest expiry date for options on forward currency contracts is April 2011. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
Note 10. INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2011 and December 31, 2010, and the statements of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2011, and the results of operations, cash flows, changes in unitholders’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 and 2010.
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
As of March 31, 2011, the aggregate capitalization of the Trust was $346,102,487 with Series A, Series B and Series W comprising $87,757,040, $244,999,986 and $13,345,461, respectively, of the total. The Net Asset Value per Unit was $2,480.48 for Series A, $2,522.45 for Series B, and $2,550.82 for Series W.
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
The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.

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

Results of Operations
The returns for the three months ended for Series A as of March 31, 2011 and 2010 were (5.18)% and (3.77)%. The returns for Series B for the three months ended March 31, 2011 and 2010 were (5.05)% and (3.65)%, respectively. The returns for Series W for the three months ended March 31, 2011 and 2010 were (4.80)% and (3.41)%, respectively.
2011
Of the 2011 year-to-date decrease of (5.18)% for Series A, approximately (4.01)% was due to trading losses (before commissions) and approximately 0.08% was due to investment income offset by approximately (1.25)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.
Of the 2011 year-to-date decrease of (5.05)% for Series B, approximately (4.01)% was due to trading gains (before commissions) and approximately 0.07% was due to investment income offset by approximately (1.11)% due to brokerage fees, management fees and operating costs borne by Series B.
Of the 2011 year-to-date decrease of (4.80)% for Series W, approximately (4.01)% was due to trading gains (before commissions) and approximately 0.08% was due to investment income offset by approximately (0.87)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W.
During the three months ended March 31, 2011, the Trust accrued management fees in the amount of $3,413,311 and paid management fees in the amount of $4,069,842. No performance fees were accrued or paid during this period.
An analysis of the (4.01)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.57%
Currencies	(1.80)
Interest Rates	(1.81)
Stock Indices	(1.97)

(4.01)%

2011 started with global equities trending higher, fueled by improving U.S. labor market conditions, a “pro-business” move toward the center by President Obama, stronger corporate earnings and a general rotation from fixed income into stocks. The Trust’s long equity positions made the sector the best performer for the month of January, in the face of such a rising global equity environment. Commodity trading also produced gains for the month from the Trust’s long positions in agricultural and energy contracts. Most energy contracts exploded to 24 month highs on strong global demand due to cold weather in the U.S. / U.K. and civil unrest in the Middle East. Cotton started 2011 up over 16% for the month of January on surging demand from the world’s biggest consumer, China.

Currency trading on the month proved difficult as the Trust’s short position in the U.S. Dollar generated losses as emerging market risk aversion was prompted by the Egyptian anti-government protests. Additional losses were recorded in the fixed income markets from the Trust’s long position in short-term European rates. The bond market was choppy during the first part of January until concerns were raised about Euro-zone inflation, causing a sell-off in short-term rates as market participants began pricing in future rate hikes.
In February, Geo-political concerns, centering on the growing Middle East/North African (MENA) populist uprising, overwhelmed commodity markets. This regional tension generated significant price movements in the energy sector fueling gains for the Trust. Precious Metals, including gold and silver, were also strong contributors, along with soft commodities such as cotton (+17% during February) and coffee as they continued their upward trends. Despite the MENA unrest, additional gains were recorded in equity trading on improving macroeconomic data supporting the global recovery theme. Currency trading took its cue from the energy complex during the month, as investors grew cautious about global monetary policy. While some of the major currencies rallied during the month, others like the New Zealand Dollar fell dramatically on the devastation of a massive earthquake in the Christchurch region. In the aggregate, currency trading was marginally positive on the month for the Trust. Fixed Income trading finished slightly negative as price action was choppy across the globe, mainly from better economic data in the early part of the month followed by risk aversion in the second half of February.
The “V–shaped” behavior in most sectors during March can be widely attributed to global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets were extremely volatile as the Middle East/North Africa (MENA) unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Trust’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities took their cue from the Equity markets in reacting to the “twin shocks,” with particular impact on base metal prices. Risk-aversion-based gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened, in a resolute way, in response to excess volatility and disorderly movements in exchange rates that were perceived as having adverse implications for economic and financial stability. In particular, the Trust’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.
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
The Trust’s Trading Value at Risk in Different Market Sectors
The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2011 and December 31, 2010 and the trading gains/losses by market category for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.96%	1.57%
Stock Indices	0.87%	(1.97)%
Currencies	0.58%	(1.80)%
Interest Rates	0.25%	(1.81)%

Aggregate/Total	2.02%	(4.01)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the three months ended March 31, 2011.
Of the (5.18)% return for the three months ended March 31, 2011 for Series A, approximately (4.01)% was due to trading losses (before commissions) and approximately 0.08% was due to investment income offset by approximately (1.25)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.
Of the (5.05)% return for the three months ended March 31, 2011 for Series B, approximately (4.01)% was due to trading gains (before commissions) and approximately 0.07% was due to investment income offset by approximately (1.11)% due to brokerage fees, management fees and operating costs borne by Series B.
Of the (4.80)% return for the three months ended March 31, 2011 for Series W, approximately (4.01)% was due to trading gains (before commissions) and approximately 0.08% was due to investment income offset by approximately (0.87)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W.

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
The following represent the primary trading risk exposures of the Trust as of March 31, 2011 by market sector.
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
The following were the primary non-trading risk exposures of the Trust as of March 31,2011.
Foreign Currency Balances
The Trust’s primary foreign currency balances are in Australian Dollar, Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Fixed Income Securities
The Trust’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Horizon, has authority to make certain investments on behalf of the Trust. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash manager will use their best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.
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
Qualitative Disclosures Regarding Means of Managing Risk Exposure
The means by which the Trust and Campbell & Company, severally, attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses.

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

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
      None
Item 2. Changes in Securities and Use of Proceeds.
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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 16, 2011	By:	/s/ Theresa D. Becks Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 — E 3

31.02	Certification by Chief Financial Officer	E 4 — E 5

32.01	Certification by Chief Executive Officer	E 6

32.02	Certification by Chief Financial Officer	E 7
E 1