Form 10-Q
period 2011-06-30
CAMPBELL FUND TRUST
filed 2011-08-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 0-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

2850 Quarry Lake Drive
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 (Unaudited)	3-6

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010 (Unaudited)	7

	Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	8

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	10-11

	Financial Highlights for the Three Months and Six Months Ended June 30, 2011 and 2010 (Unaudited)	12-14

	Notes to Financial Statements (Unaudited)	15-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29-33

Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	[Removed and Reserved]	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Bank Deposits
	Canada
	Financial (cost $27,985,560)	$27,987,201	7.90%
	Sweden
	Financial (cost $19,400,000)	$19,408,703	5.48%
	United Kingdom
	Finacial (cost $5,000,666)	$5,001,566	1.41%
	United States
	Financial (cost $11,000,000)	$11,002,181	3.10%
	Total Bank Deposits (cost $63,386,226)	$63,399,651	17.89%

	Commercial Paper
	Netherlands
	Materials (cost $6,523,868)	$6,523,989	1.84%
	Panama
	Consumer Discretionary (cost $9,998,364)	$9,998,300	2.82%
	United States
	Consumer Discretionary	$11,066,433	3.12%
	Consumer Staple	$20,186,896	5.70%
	Energy	$9,999,572	2.82%
	Financial
$19,327,000	ING America Insurance Holdings Due 07/01/2011	$19,326,613	5.45%
	Other	$9,999,260	2.82%
	Healthcare	$14,999,954	5.45%
	Materials	$21,999,932	6.21%
	Total United States (cost $107,573,679)	$107,578,660	30.35%

	Total Commercial Paper (cost $124,095,911)	$124,100,949	35.01%

	Corporate Bonds
	Switzerland
	Financial
	(cost $6,635,562)	$6,621,041	1.87%
	United States
	Financial	$43,237,962	12.20%
	Healthcare	$6,170,952	1.74%
	Total United States (cost $49,262,250)	$49,408,914	13.94%

	Total Corporate Bonds (cost $55,897,812)	$56,029,955	15.81%

	Government And Agency Obligations
	United States
$5,000,000	U.S. Government Agency	$5,006,400	1.41%
	U.S. Treasury Bill
$31,000,000	U.S. Treasury Bills * Due 09/08/2011	$30,999,769	8.75%
Total United States (cost $35,999,699)	$36,006,169	10.16%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2011 (Unaudited)

Short Term Investment Funds
United States
Short Term Investment Funds (cost $553)	$553	0.00%
Total Fixed Income Securities (cost $279,380,201)	$279,537,277	78.86%

LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$(611,060)	(0.17)%
Energy	$181,073	0.05%
Metals	$(21,936)	(0.01)%
Stock indices	$3,029,616	0.85%
Short-term interest rates	$(1,558,402)	(0.44)%
Long-term interest rates	$(5,703,861)	(1.61)%

Total long futures contracts	$(4,684,570)	(1.33)%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agricultural	$838,584	0.24%
Energy	$(326,120)	(0.09)%
Metals	$(1,845,934)	(0.52)%
Stock Indices	$(819,947)	(0.23)%
Short-term interest rates	$(48,294)	(0.01)%
Long-term interest rates	$0	0.00%
Total short futures contracts	$(2,201,711)	(0.61)%

Total futures contracts	$(6,886,281)	(1.94)%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$13,085,339	3.69%
Various short forward currency contracts	$(13,678,510)	(3.86)%
Total forward currency contracts	$(593,171)	(0.17)%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Purchased options on forward currency contracts	$892,831	0.25%
(premiums paid — $684,796)

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Written options on forward currency contracts	$(345,594)	(0.10)%
(premiums received — $344,789)

*	Pledged as collateral for the trading of futures, forward and option positions.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)

FIXED INCOME SECURITIES

Maturity			% of Net
Face Value	Description	Values ($)	Asset Value
	Certificate of Deposit
	Canada
	Financials (cost $7,215,000)	$7,221,421	2.08%
	Commercial Paper
	Netherlands
	Industrials (cost $9,958,946)	$9,987,542	2.88%
	Panama
	Consumer Discretionary (cost $9,998,139)	$9,998,275	2.89%
	United Kingdom
	Consumer Staples (cost $5,716,634)	$5,718,658	1.65%
	United States
	Consumer Discretionary	$41,051,450	11.85%
	Consumer Staples	$3,315,853	0.96%
	Energy	$17,387,305	5.02%
	Financials	$10,981,734	3.17%
	Health Care	$12,885,538	3.72%
	Industrials	$10,978,667	3.17%
	Municipal	$4,717,562	1.36%
	Utilities	$34,470,422	9.95%
	Total United States (cost $135,762,709)	$135,788,531	39.20%

	Total Commercial Paper (cost $161,436,428)	$161,493,006	46.62%

	Corporate Bonds
	United States
	Financials (cost $37,464,778)	$37,589,108	10.85%

	Government And Agency Obligations
	United States
	U.S. Government Agency
	U.S. Treasury Bill	$14,585,360	4.21%
$12,000,000	U.S. Treasury Bills* Due 01/06/2011	$11,999,817	3.46%
$50,000,000	U.S. Treasury Bills* Due 01/13/2011	$49,998,833	14.43%
Total United States (cost $76,597,690)	$76,584,010	22.10%

Short Term Investment Funds
United States
Short Term Investment Funds (cost $941)	$941	0.00%
Total Fixed Income Securities (cost $282,714,837)	$282,888,486	81.65%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2011 and December 31, 2010 (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Equity in broker trading accounts
Cash	$39,026,557	$43,929,635
Restricted cash	47,781,505	0
Fixed income securities (cost $ 0 and $49,998,833, respectively)	0	49,998,833
Net unrealized gain (loss) on open futures contracts	(6,886,281)	4,525,677
Total equity in broker trading accounts	79,921,781	98,454,145

Cash and cash equivalents	10,450,780	15,906,463

Fixed income securities (cost $279,380,201 and $232,716,004, respectively)	279,537,277	232,889,653
Options purchased, at fair value (premiums paid - $684,796 and $1,091,379, respectively)	892,831	1,500,007
Net unrealized gain (loss) on open forward currency contracts	(593,171)	5,148,027
Interest receivable	401,390	81,415
Subscriptions receivable	103,808	327,332
Total assets	$370,714,696	$354,307,042

LIABILITIES
Accounts payable	$93,582	$116,724
Management fee	1,145,492	1,142,475
Service fee	6,192	4,423
Options written, at fair value (premiums received - $344,789 and $237,756, respectively)	345,594	693,506
Payable for securities purchased	9,998,364	0
Accrued commissions and other trading fees on open contracts	62,323	47,113
Performance fee payable	0	381,483
Offering costs payable	47,996	32,432
Subscription deposits	2,405,000	0
Redemptions payable	2,158,538	5,439,258
Total liabilities	16,263,081	7,857,414

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 42,858.380 and 27,273.338 units outstanding at
June 30, 2011 and December 31, 2010	105,671,236	71,343,164
Series B Units - Redeemable
Managing Operator - 20.360 units outstanding at
June 30, 2011 and December 31, 2010	51,116	54,087
Other Unitholders - 92,859.585 and 99,342.853 units outstanding at
June 30, 2011 and December 31, 2010	233,130,649	263,905,408
Series W Units - Redeemable
Other Unitholders - 6,129.283 and 4,160.119 units outstanding at
June 30, 2011 and December 31, 2010	15,598,614	11,146,969
Total unitholders' capital (Net Asset Value)	354,451,615	346,449,628

Total liabilities and unitholders' capital (Net Asset Value)	$370,714,696	$354,307,042

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(210,868)	$4,683,781	$(4,965,615)	$(10,787,644)
Change in unrealized	(7,963,308)	(3,455,920)	(11,411,958)	4,999,433
Brokerage commissions	(348,204)	(223,358)	(582,788)	(474,219)
Net gain (loss) from futures trading	(8,522,380)	1,004,503	(16,960,361)	(6,262,430)
Forward currency and options on forward currency trading gains (losses)
Realized	8,318,229	3,683,543	9,252,490	(2,649,739)
Change in unrealized	1,811,493	(4,021,437)	(5,486,846)	(560,345)
Brokerage commissions	(52,327)	(20,338)	(84,069)	(42,196)
Net gain (loss) from forward currency and options on forward currency trading	10,077,395	(358,232)	3,681,575	(3,252,280)
Total net trading gain (loss)	1,555,015	646,271	(13,278,786)	(9,514,710)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	299,241	219,863	635,511	484,335
Realized gain (loss) on fixed income securities	960	37,268	5,821	28,101
Change in unrealized gain (loss) on fixed income securities	(8,015)	(97,056)	(16,577)	(127,409)
Total investment income	292,186	160,075	624,755	385,027

Expenses
Management fee	3,541,127	3,248,082	6,954,438	6,658,174
Service fee	18,287	10,382	32,856	17,217
Operating expenses	118,018	129,643	250,377	246,797
Total expenses	3,677,432	3,388,107	7,237,671	6,922,188
Net investment income (loss)	(3,385,246)	(3,228,032)	(6,612,916)	(6,537,161)
NET INCOME (LOSS)	$(1,830,231)	$(2,581,761)	$(19,891,702)	$(16,051,871)

NET INCOME (LOSS) PER MANAGING OPERATOR
AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)
Series A	$(28.47)	$(24.59)	$(159.67)	$(76.31)
Series B	$(6.93)	$(17.52)	$(142.62)	$(113.86)
Series W	$(17.47)	$(12.07)	$(136.33)	$(38.79)
INCREASE (DECREASE) IN NET ASSET VALUE
PER MANAGING OPERATOR AND OTHER
UNITHOLDERS UNIT
Series A	$(14.89)	$(22.72)	$(150.27)	$(111.92)
Series B	$(11.88)	$(20.05)	$(145.94)	$(106.93)
Series W	$(5.89)	$(14.50)	$(134.55)	$(96.30)

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended June 30,
Cash flows from (for) operating activities	2011	2010

Net income (loss)	$(19,891,702)	$(16,051,871)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	16,915,381	(4,311,679)
(Increase) decrease in restricted cash	(47,781,505)	20,357,745
(Increase) decrease in option premiums paid	406,583	680,308
Increase (decrease) in option premiums received	107,033	87,920
Increase (decrease) in payable for securities purchased	9,998,364	0
(Increase) decrease in interest receivable	(319,975)	17,312
Increase (decrease) in accounts payable and accrued expenses	(384,629)	(165,555)
Purchases of investments in fixed income securities	(7,485,927,022)	(3,401,617,537)
Sales/maturities of investments in fixed income securities	7,489,261,654	3,449,622,160
Net cash from (for) operating activities	(37,615,818)	48,618,803
Cash flows from (for) financing activities
Addition of Units	47,551,154	24,901,221
Increase (decrease) in subscription deposits	2,405,000	0
Redemption of units	(22,466,318)	(61,736,004)
Offering costs paid	(232,779)	(85,389)
Net cash from (for) financing activities	27,257,057	(36,920,172)
Net increase (decrease) in cash and cash equivalents	(10,358,761)	11,698,631
Cash and cash equivalents
Beginning of period	59,836,098	27,012,256
End of period	$49,477,337	$38,710,887
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$39,026,557	$28,752,944
Cash and cash equivalents	10,450,780	9,957,943
Total end of period cash and cash equivalents	$49,477,337	$38,710,887

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2011

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss) for the six months ended June 30, 2011		(2,971)		(13,864,422)		(13,897,393)
Additions	0.000	0	369.363	963,859	369.363	963,859
Redemptions	0.000	0	(6,852.631)	(17,874,196)	(6,852.631)	(17,874,196)
Balances at June 30, 2011	20.360	$51,116	92,859.585	$233,130,649	92,879.945	$233,181,765

Six Months Ended June 30, 2010

Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207

Net income (loss) for the six months ended June 30, 2010		(2,177)		(14,902,626)		(14,904,803)
Additions	0.000	0	1,020.309	2,289,676	1,020.309	2,289,676
Redemptions	0.000	0	25,118.241	(57,278,853)	(25,118.241)	(57,278,853)
Balances at June 30, 2010	20.360	$46,276	117,313.213	$266,637,951	117,333.573	$266,684,227

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B
June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
$2,510.57	$2,656.51	$2,272.87	$2,379.80

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Series A		Series W
	Units	Amount	Units	Amount
Six Months Ended June 30, 2011

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss) for the six months ended June 30, 2011		(5,347,458)		(676,851)
Additions	15,880.788	40,642,128	2,184.383	5,721,643
Redemptions	(295.746)	(751,111)	(215.219)	(560,291)
Offering costs		(215,487)		(32,856)
Balances at June 30, 2011	42,858.380	$105,671,236	6,129.283	$15,598,614

Six Months Ended June 30, 2010

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss) for the six months ended June 30, 2010		(1,031,785)		(115,283)
Additions	7,175.123	16,135,486	2,865.707	6,586,188
Redemptions	(254.623)	(578,932)	(573.429)	(1,355,824)
Offering costs		(76,774)		(17,217)

Balances at June 30, 2010	17,148.368	$38,637,305	4,188.459	$9,648,500

Net Asset Value per Other Unitholders’ Unit - Series A
June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
$2,465.59	$2,615.86	$2,253.12	$2,365.04

Net Asset Value per Other Unitholders’ Unit - Series W
June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009
$2,544.93	$2,679.48	$2,303.59	$2,399.89

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,480.48	$2,275.84	$2,615.86	$2,365.04

Income (loss) from operations:
Total net trading gains (losses) (1)	12.81	2.79	(95.01)	(61.67)
Net investment income (loss) (1)	(24.49)	(22.65)	(48.83)	(44.57)

Total net income (loss) from operations	(11.68)	(19.86)	(143.84)	(106.24)
Offering costs (1)	(3.21)	(2.86)	(6.43)	(5.68)
Net asset value per unit at end of period	$2,465.59	$2,253.12	$2,465.59	$2,253.12

Total Return (3)	(0.60)%	(1.00)%	(5.74)%	(4.73)%
Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.04%	4.15%	3.97%	4.14%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.04%	4.15%	3.97%	4.14%

Net investment income (loss) (2), (4)	(3.78)%	(3.95)%	(3.69)%	(3.92)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,522.45	$2,292.92	$2,656.51	$2,379.80

Income (loss) from operations:
Total net trading gains (losses) (1)	13.03	2.87	(96.30)	(62.23)
Net investment income (loss) (1)	(24.91)	(22.92)	(49.64)	(44.70)

Total net income (loss) from operations	(11.88)	(20.05)	(145.94)	(106.93)
Net asset value per unit at end of period	$2,510.57	$2,272.87	$2,510.57	$2,272.87

Total Return (3)	(0.47)%	(0.87)%	(5.49)%	(4.49)%
Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.15%	4.21%	4.11%	4.18%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.15%	4.21%	4.11%	4.18%

Net investment income (loss) (2), (4)	(3.87)%	(4.01)%	(3.81)%	(3.95)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,550.82	$2,318.09	$2,679.48	$2,399.89

Income (loss) from operations:
Total net trading gains (losses) (1)	12.72	2.76	(97.58)	(62.33)
Net investment income (loss) (1)	(15.30)	(14.34)	(30.35)	(28.18)

Total net income (loss) from operations	(2.58)	(11.58)	(127.93)	(90.51)
Offering costs (1)	(3.31)	(2.92)	(6.62)	(5.79)
Net asset value per unit at end of period	$2,544.93	$2,303.59	$2,544.93	$2,303.59

Total Return (3)	(0.23)%	(0.63)%	(5.02)%	(4.01)%
Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.57%	2.66%	2.53%	2.65%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.57%	2.66%	2.53%	2.65%

Net investment income (loss) (2),(4)	(2.31)%	(2.45)%	(2.24)%	(2.43)%
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
JUNE 30, 2011 (Unaudited)

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

When the Trust writes an option, an amount equal to the premium received by the Trust is reflected as an asset and an equivalent liability. The amount of the liability is subsequently marked to market to reflect the current fair value of the option written. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

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

The Trust follows the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2011, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Trust’s financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

	Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$279,537,277	$0	$279,537,277
Other Financial Instruments
Exchange-traded futures contracts	(6,886,281)	0	0	(6,886,281)
Forward currency contracts	0	(593,171)	0	(593,171)
Options purchased	0	892,831	0	892,831
Options written	0	(345,594)	0	(345,594)

Total	$(6,886,281)	$279,491,343	$0	$272,605,062

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$282,888,486	$0	$282,888,486
Other Financial Instruments
Exchange-traded futures contracts	4,525,677	0	0	4,525,677
Forward currency contracts	0	5,148,027	0	5,148,027
Options purchased	0	1,500,007	0	1,500,007
Options written	0	(693,506)	0	(693,506)

Total	$4,525,677	$288,843,014	$0	$293,368,691

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
JUNE 30, 2011 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,754,473 and $2,712,914 for Series A units and $567,402 and $556,411 for Series W units, respectively.

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

I.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASC 2011-04 explains how to measure fair value. Is does not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Trust's financial statements and disclosures, if any, is currently being assessed.

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
JUNE 30, 2011 (Unaudited)

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

The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days’ advance written notice to Campbell & Company.

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2011 and 2010, Campbell & Company received redemption fees of $1,284 and $118, respectively.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at June 30, 2011 and December 31, 2010 was $30,999,769 and $61,998,650, respectively, which equals 9% and 18% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2011 and December 31, 2010 was $1,404,874 and $15,795,395, respectively, which equals 0% and 5% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2011 and December 31, 2010 was restricted cash for margin requirements of $47,781,505 and $0 respectively, which equals 13% and 0% of Net Asset Value respectively.

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

The Trust has adopted the provisions of ASC 815, “Derivatives and Hedging.” ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2011 and December 31, 2010 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	June 30, 2011	June 30, 2011
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$1,121,679	$(894,155)	$227,524
Energy Contracts	Equity in broker trading accounts	394,233	(539,280)	(145,047)
Metal Contracts	Equity in broker trading accounts	1,150,523	(3,018,393)	(1,867,870)
Stock Indices Contracts	Equity in broker trading accounts	3,029,616	(819,947)	2,209,669
Short-Term Interest Rate Contracts	Equity in broker trading accounts	21,515	(1,628,211)	(1,606,696)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	0	(5,703,861)	(5,703,861)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	17,494,838	(18,088,009)	(593,171)
Purchased Options on Forward Currency	Options purchased, at fair value	892,831	0	892,831
Contracts
Written Options on Forward Currency	Options written, at fair value	0	(345,594)	(345,594)
Contracts
Totals		$24,105,235	$(31,037,450)	$(6,932,215)

*	Derivatives not designated as hedging instruments under ASC 815

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$2,324,406	$(112,725)	$2,211,681
Energy Contracts	Equity in broker trading accounts	980,008	(475,769)	504,239
Metal Contracts	Equity in broker trading accounts	2,599,694	(591,961)	2,007,733
Stock Indices Contracts	Equity in broker trading accounts	902,423	(893,206)	9,217
Short-Term Interest Rate Contracts	Equity in broker trading accounts	416,741	(25,323)	391,418
Long-Term Interest Rate Contracts	Equity in broker trading accounts	99,846	(698,457)	(598,611)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,837,667	(22,689,640)	5,148,027
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,500,007	0	1,500,007
Written Options on Forward Currency Contracts	Options written, at fair value	0	(693,506)	(693,506)
Totals		$36,660,792	$(26,180,587)	$10,480,205

*	Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended June 30, 2011 and 2010 is as follows:

	Trading Revenue for	Trading Revenue for
	the Three Months Ended	the Three Months Ended
Type of Instrument	June 30, 2011	June 30, 2010
Agricultural Contracts	$(4,535,677)	$(666,526)
Energy Contracts	(6,000,013)	(10,268,529)
Metal Contracts	(2,809,366)	(2,200,839)
Stock Indices Contracts	(5,032,937)	(14,729,772)
Short-Term Interest Rate Contracts	(4,137,551)	9,927,811
Long Term Interest Rate Contracts	14,377,359	19,187,489
Forward Currency Contracts	12,448,999	(263,468)
Purchased Options on Forward Currency Contracts	(4,673,094)	(2,535,341)
Written Options on Forward Currency Contracts	2,355,395	2,460,915
Total	$1,993,115	$911,740

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (Unaudited)

	Trading Revenue for	Trading Revenue for
	the Six Months Ended	the Six Months Ended
Type of Instrument	June 30, 2011	June 30, 2010
Agricultural Contracts	$(4,663,456)	$(538,193)
Energy Contracts	928,809	(12,993,440)
Metal Contracts	(4,317,949)	(5,065,153)
Stock Indices Contracts	(12,174,784)	(22,049,891)
Short-Term Interest Rate Contracts	(8,076,204)	20,604,910
Long Term Interest Rate Contracts	11,975,478	14,282,206
Forward Currency Contracts	8,962,375	(1,392,254)
Purchased Options on Forward Currency Contracts	(9,358,996)	(6,402,836)
Written Options on Forward Currency Contracts	4,162,265	4,585,006
Total	$(12,562,462)	$(8,969,645)

Line Item in the Statement of Operations	Trading Revenue for the Three Months Ended June 30, 2011	Trading Revenue for the Three Months Ended June 30, 2010
Futures trading gains (losses):
Realized	$(173,299)	$4,705,554
Change in unrealized	(7,963,308)	(3,455,920)
Forward currency and options on forward currency trading gains (losses):
Realized	8,318,229	3,683,543
Change in unrealized	1,811,493	(4,021,437)
Total	$1,993,115	$911,740

Line Item in the Statement of Operations	Trading Revenue for the Six Months Ended June 30, 2011	Trading Revenue for the Six Months Ended June 30, 2010
Futures trading gains (losses):
Realized	$(4,916,148)	$(10,758,994)
Change in unrealized	(11,411,958)	4,999,433
Forward currency and options on forward currency trading gains (losses):
Realized	9,252,490	(2,649,739)
Change in unrealized	(5,486,846)	(560,345)
Total	$(12,562,462)	$(8,969,645)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (Unaudited)

For the three months ended June 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 26,300 and 27,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $4,171,800,000 and $2,353,100,000 respectively.

For the six months ended June 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 22,500 and 28,200 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $3,793,600,000 and $2,491,400,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2011, the latest maturity date for open futures contracts is September 2012, the latest maturity date for open forward currency contracts is September 2011, and the latest expiry date for options on forward currency contracts is July 2011. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

Note 10. INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2011 and December 31, 2010, the statements of operations and financial highlights for the three months and six months ended June 30, 2011 and 2010, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2011, and the results of operations and financial highlights for the three months and six months ended June 30, 2011 and 2010, and cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2011 and 2010.

Note 11. SUBSEQUENT EVENTS

Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) which began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, Inc., the managing operator of the Trust. Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W units. The units in the Trust prior to that date became Series B units. Series B units are only available for additional investment by existing holders of Series B units.

As of June 30, 2011, the aggregate capitalization of the Trust was $354,451,615 with Series A, Series B and Series W comprising $105,671,236, $233,181,765 and $15,598,614, respectively, of the total. The Net Asset Value per Unit was $2,465.59 for Series A, $2,501.57 for Series B, and $2,544.93 for Series W.

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

The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.

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

Results of Operations

The returns for the six months ended for Series A as of June 30, 2011 and 2010 were (5.74)% and (4.73)%. The returns for Series B for the six months ended June 30, 2011 and 2010 were (5.49)% and (4.49)%, respectively. The returns for Series W for the six months ended June 30, 2011 and 2010 were (5.02)% and (4.01)%, respectively.

2011 (For the Six Months Ended June 30)

Of the 2011 year-to-date decrease of (5.74)% for Series A, approximately (3.40)% was due to trading losses (before commissions) and approximately (2.48)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.14% due to investment income.

Of the 2011 year-to-date decrease of (5.49)% for Series B, approximately (3.40)% was due to trading losses (before commissions) and approximately (2.24)% due to brokerage fees, management fees, operating costs and offering costs borne by Series B, offset by approximately 0.15% due to investment income.

Of the 2011 year-to-date decrease of (5.02)% for Series W, approximately (3.40)% was due to trading losses (before commissions) and approximately (1.76)% due to brokerage fees, management fees, operating costs and offering costs borne by Series W, offset by approximately 0.14% due to investment income.

During the six months ended June 30, 2011, the Trust accrued management fees in the amount of $6,954,438 and paid management fees in the amount of $6,951,421. No performance fees were accrued or paid during this period.

An analysis of the (3.40)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.04)%
Currencies	1.09
Interest Rates	0.90
Stock Indices	(3.35)
(3.40)%

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

While March’s tumultuous markets were highlighted by the tragic events in Japan, April’s theme revolved around a persistently weaker U.S. Dollar coupled with a strong “risk on” appetite in global stock markets. Irrespective of the continued unrest in the Middle East/North Africa, Goldman Sachs’ warning that the commodities boom may be running out of steam and oil at multi-year highs, the bulls prevailed on strong M&A activity, a strong start to the earnings season, and the U.S. Federal Reserve’s continued pledge to keep interest rates low for an “extended period.” The U.S. Dollar Index experienced its largest monthly decline since September of last year as Bernanke maintained an accommodative stance in the U.S., while the European Central Bank raised rates to fight inflation. Additional downward pressure came in the form of an S&P downgrade, mid-month, to the U.S. long-term credit outlook. The Trust recorded solid gains in the currency sector, particularly against the Swiss Franc and commodity-linked currencies such as the Australian Dollar and the New Zealand Dollar. Commodity trading also produced substantial gains as geopolitics contributed to a strong rally in the petroleum complex. Precious metals were also solid performers as Silver came close to its all-time high when the infamous Hunt brothers attempted to corner the market in 1980. In stock indices, the Trust generally increased its net long exposure as bullish trends reasserted themselves following a chaotic March, while only maintaining a marginal short exposure in Japan. Trading in fixed income yielded flat results as gains in long positions were offset by losses from short positions. April’s trading results highlight the importance of a systematic approach that balances diversity of exposure with a steady and measured risk posture.

In many ways, the commodity markets took center stage in May as we put another volatile month behind us. The petroleum complex sold off substantially on May 5th, despite the lack of any oil-related fundamental data. In addition, precious metals saw a significant decline with the price of silver dropping 24%, giving back the entire April rally. While the Trust suffered losses in these sectors, our models significantly reduced long commodity exposure on the abrupt reversal in price action and spike in volatility throughout the month. Trading in global equities also generated losses on softer economic data, Wall Street lowering U.S. growth forecasts, and renewed European sovereign debt concerns mainly focused on Greece. While positions have been reduced in this sector, regional risk was rotated out of Europe and back to the U.S. Losses were also recorded in currency trading as the U.S. Dollar rallied against most major currencies. The Trust's long Euro position produced the biggest currency loss, as the European Central Bank disappointed expectations of rate hikes at its May policy meeting. Fixed income trading produced strong positive results, helping to mitigate losses in riskier assets as the flight-to-quality theme was dominant in May.

The Greek debt crisis continued to dominate price movement in June, leading to the eventual passage of an austerity plan at month-end.  In addition, the U.S. Federal Reserve, which continues to expect that economic conditions are likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/ early May highs. Concerns about the European Sovereign Debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavy on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Trust’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite a rollercoaster of headlines that caused the currency markets to fluctuate intra-month. The Trust continues to maintain a short U.S. Dollar exposure versus most major currencies.

2010 (For the Six Months Ended June 30)

Of the 2010 year-to-date decrease of (4.73)% for Series A, approximately (2.37)% was due to trading losses (before commissions) and approximately (2.47)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.11% due to investment income.

Of the 2010 year-to-date decrease of (4.49)% for Series B, approximately (2.37)% was due to trading losses (before commissions) and approximately (2.24)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series B, offset by approximately 0.12% due to investment income.

Of the 2010 year-to-date decrease of (4.01)% for Series W, approximately (2.37)% was due to trading losses (before commissions) and approximately (1.75)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series W, offset by approximately 0.11% due to investment income.

During the six months ended June 30, 2010, the Trust accrued management fees in the amount of $6,658,174 and paid management fees in the amount of $6,839,057. No performance fees were accrued or paid during this period.

An analysis of the (2.37)% gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.52)%
Currencies	(0.91)
Interest Rates	10.59
Stock Indices	(6.53)
(2.37)%

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the six months ended June 30, 2011 and the year ended December 31, 2010.

June 30, 2011

Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.77%	(2.04)%
Currencies	0.97%	1.09%
Interest Rates	1.19%	0.90%
Stock Indices	0.49%	(3.35)%

Aggregate/Total	1.76%	(3.40)%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the six months ended June 30, 2011.

Of the (4.73)% return for the six months ended June 30, 2011 for Series A, approximately (3.40)% was due to trading losses (before commissions) and approximately (2.48)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.14% due to investment income.

Of the (4.49)% return for the six months ended June 30, 2011 for Series B, approximately (3.40)% was due to trading losses (before commissions) and approximately (2.24)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series B, offset by approximately 0.15% due to investment income.

Of the (4.01)% return for the six months ended June 30, 2011 for Series W, approximately (3.40)% was due to trading losses (before commissions) and approximately (1.76)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series W, offset by approximately 0.14% due to investment income.

December 31, 2010

Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.83%	3.21%
Currencies	0.46%	2.94%
Interest Rates	0.45%	12.12%
Stock Indices	0.48%	(2.54)%

Aggregate/Total	1.72%	15.73%

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

Of the 10.61% return for year ended 2010 for Series A, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (5.55)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A.

Of the 11.63% return for year ended 2010 for Series B, approximately 15.73% was due to trading gains (before commissions) and approximately 0.40% due to investment income, offset by approximately (4.50)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 11.65% return for year ended 2010 for Series W, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (4.51)% due to brokerage fees, management fees, performance fees, sales commissions and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2011 by market sector.

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

Stock Indices

The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries or regions (Australia, Hong Kong, Singapore, Spain, Taiwan and the Netherlands). The stock index futures traded by the Trust are limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust’s positions being “whipsawed” into numerous small losses.

Energy

The Trust’s primary energy market exposure is to natural gas, crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Trust’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, silver and zinc.

Agricultural

The Trust’s agricultural exposure is to fluctuations of the price of cattle, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of June 30, 2011.

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

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved).

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Document
3.01	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant.

10.01	Form of Subscription Agreement.

10.02	Assignment Letter assigning the Customer Agreement between the Registrant, Campbell & Company and ABN AMRO Incorporated to UBS Securities LLC.

10.03	Global Institutional Master Custody Agreement between the Registrant and The Northern Trust Company.

10.04	Non-Custody Investment Advisory Agreement between the Registrant and Horizon Cash Management L.L.C.

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 15, 2011	By:	/s/ Theresa D. Becks
Theresa D. Becks Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.01	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant.

10.01	Form of Subscription Agreement.

10.02	Assignment Letter assigning the Customer Agreement between the Registrant, Campbell & Company and ABN AMRO Incorporated to UBS Securities LLC.

10.03	Global Institutional Master Custody Agreement between the Registrant and The Northern Trust Company.

10.04	Non-Custody Investment Advisory Agreement between the Registrant and Horizon Cash Management L.L.C.

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.