Form 10-Q
period 2011-09-30
CAMPBELL FUND TRUST
filed 2011-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 0-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 (Unaudited)	3-6

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010 (Unaudited)	7

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	8

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)	10-11

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	12-14

	Notes to Financial Statements (Unaudited)	15-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-30

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	31-36

Item 4.	Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	(Removed and Reserved)	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$28,023,081	7.29%
	(cost $27,980,930)
	Sweden
	Financials	$11,601,093	3.02%
	(cost $11,600,000)
	Total Bank Deposits (cost $39,580,930)	$39,624,174	10.31%

	Commercial Paper
	United States
	Consumer Staples	$7,603,000	1.98%
$10,000,000	Financials ING America Insurance Holdings Inc. Due 10/03/2011	$9,999,408	2.60%
$12,000,000	ING America Insurance Holdings Inc. Due 10/13/2011	$11,996,891	3.12%
	Other	$11,986,163	3.12%
	Health Care	$9,999,007	2.60%
$20,000,000	Materials DCP Mainstream LLC Due 10/03/2011	$20,000,000	5.21%
	Other	$11,999,010	3.12%
	Services	$8,999,610	2.34%
	Total United States (cost $92,581,058)	$92,583,089	24.09%

	Corporate Bonds
	Switzerland
	Financials	$6,551,426	1.71%
	(cost $6,589,455)
	United States
	Financials	$44,914,581	11.69%
	Health Care	$6,102,456	1.59%
	Telecommunications	$9,796,002	2.55%
	Total United States (cost $60,780,084)	$60,813,039	15.83%

	Total Corporate Bonds (cost $67,369,539)	$67,364,465	17.54%

	Government And Agency Obligations
	United States
$16,625,000	US Government Agency Federal Home Loan Mortgage Corp. 0.5% Due 02/08/2013	$16,622,174	4.33%
$12,500,000	Federal Home Loan Mortgage Corp. 0.55% Due 09/09/2013	$12,480,175	3.25%
$10,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 08/22/2013	$9,992,800	2.60%
$12,000,000	Federal Home Loan Mortgage Corp. Step Up Tranche #TR 00424 Due 07/26/2013	$11,987,400	3.12%
$29,000,000	U.S. Treasury Bills* Due 10/06/2011	$28,999,968	7.55%
	Total United States (cost $80,126,447)	$80,082,517	20.85%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)

Short Term Investments
United States
Short Term Investments	$526	0.00%
(cost $ 526)
Total Fixed Income Securities (cost $279,658,500)	$279,654,771	72.79%

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$(683,203)	(0.18)%
Energy	$(999,124)	(0.26)%
Metals	$(6,195,261)	(1.61)%
Stock indices	$(399,455)	(0.10)%
Short-term interest rates	$(822,421)	(0.21)%
Long-term interest rates	$(1,541,530)	(0.41)%
Total long futures contracts	$(10,640,994)	(2.77)%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$1,255,235	0.33%
Energy	$1,001,520	0.26%
Metals	$10,065,248	2.61%
Stock indices	$65,621	0.02%
Total short futures contracts	$12,387,624	3.22%

Total futures contracts	$1,746,630	0.45%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$(36,193,765)	(9.42)%
Various short forward currency contracts	$25,285,457	6.58%
Total forward currency contracts	$(10,908,308)	(2.84)%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Certificate Of Deposit
	Canada
	Financials	$7,221,421	2.08%
	(cost $7,215,000)
	Commercial Paper
	Netherlands
	Industrials	$9,987,542	2.88%
	(cost $9,958,946)
	Panama
	Consumer Discretionary	$9,998,275	2.89%
	(cost $9,998,139)
	United Kingdom
	Consumer Staples	$5,718,658	1.65%
	(cost $5,716,634)
	United States
	Consumer Discretionary	$41,051,450	11.85%
	Consumer Staples	$3,315,853	0.96%
	Energy	$17,387,305	5.02%
	Financials	$10,981,734	3.17%
	Health Care	$12,885,538	3.72%
	Industrials	$10,978,667	3.17%
	Municipal	$4,717,562	1.36%
	Utilities	$34,470,422	9.95%
	Total United States (cost $135,762,709)	$135,788,531	39.20%

	Total Commercial Paper (cost $161,436,428)	$161,493,006	46.62%

	Corporate Bonds
	United States
	Financials	$37,589,108	10.85%
	(cost $37,464,778)
	Government And Agency Obligations
	United States
	US Government Agency	$14,585,360	4.21%
$12,000,000	US Treasury Bill U.S. Treasury Bills* Due 01/06/2011	$11,999,817	3.46%
$50,000,000	U.S. Treasury Bills* Due 01/13/2011	$49,998,833	14.43%
	Total United States (cost $76,597,690)	$76,584,010	22.10%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$941	0.00%
	(cost $ 941)
	Total Fixed Income Securities (cost $282,714,837)	$282,888,486	81.65%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$2,226,611	0.64%
Energy	$743,689	0.21%
Metals	$2,581,189	0.75%
Stock indices	$(39,120)	(0.01)%
Short-term interest rates	$400,606	0.12%
Long-term interest rates	$45,692	0.01%
Total long futures contracts	$5,958,667	1.72%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agricultural	$(14,930)	0.00%
Energy	$(239,450)	(0.07)%
Metals	$(573,456)	(0.17)%
Stock indices	$48,337	0.01%
Short-term interest rates	$(9,188)	0.00%
Long-term interest rates	$(644,303)	(0.19)%
Total short futures contracts	$(1,432,990)	(0.42)%

Total futures contracts	$4,525,677	1.30%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$26,630,262	7.69%
Various short forward currency contracts	$(21,482,235)	(6.20)%
Total forward currency contracts	$5,148,027	1.49%

PURCHASED OPTIONS ON FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Purchased options on forward currency contracts (premiums paid - $1,091,379)	$1,500,007	0.43%

WRITTEN OPTIONS ON FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Written options on forward currency contracts (premiums received - $237,756)	$(693,506)	(0.20)%

*	Pledged as collateral for the trading of futures, forward and option positions

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2011 and December 31, 2010 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Equity in broker trading accounts
Cash	$83,697,856	$43,929,635
Restricted cash	21,996,093	0
Fixed income securities - (cost $ 0 and $49,998,833, respectively)	0	49,998,833
Net unrealized gain (loss) on open futures contracts	1,746,630	4,525,677
Total equity in broker trading accounts	107,440,579	98,454,145

Cash and cash equivalents	10,822,383	15,906,463
Fixed income securities (cost $279,658,500 and $232,716,004, respectively)	279,654,771	232,889,653
Options purchased, at fair value (premiums paid - $0 and $1,091,379, respectively)	0	1,500,007
Net unrealized gain (loss) on open forward currency contracts	(10,908,308)	5,148,027
Interest receivable	474,528	81,415
Subscriptions receivable	79,267	327,332
Total assets	$387,563,220	$354,307,042

LIABILITIES
Accounts payable	$124,131	$116,724
Management fee	1,236,219	1,142,475
Service fee	7,087	4,423
Options written, at fair value (premiums received - $0 and $237,756, respectively)	0	693,506
Accrued commissions and other trading fees on open contracts	39,189	47,113
Performance fee payable	0	381,483
Offering costs payable	58,475	32,432
Redemptions payable	1,884,963	5,439,258
Total liabilities	3,350,064	7,857,414

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 50,866.384 and 27,273.338 units outstanding at September 30, 2011 and December 31, 2010	129,702,013	71,343,164
Series B Units - Redeemable
Managing Operator - 20.360 units outstanding at September 30, 2011 and December 31, 2010	52,951	54,087
Other Unitholders - 91,152.491 and 99,342.853 units outstanding at September 30, 2011 and December 31, 2010	237,062,435	263,905,408
Series W Units - Redeemable
Other Unitholders - 6,582.545 and 4,160.119 units outstanding at September 30, 2011 and December 31, 2010	17,395,757	11,146,969
Total unitholders' capital (Net Asset Value)	384,213,156	346,449,628

Total liabilities and unitholders' capital (Net Asset Value)	$387,563,220	$354,307,042

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$23,119,773	$13,528,043	$18,154,158	$2,740,399
Change in unrealized	8,632,911	9,435,554	(2,779,047)	14,434,987
Brokerage commissions	(334,306)	(248,680)	(917,094)	(722,899)
Net gain (loss) from futures trading	31,418,378	22,714,917	14,458,017	16,452,487

Forward currency and options on forward
currency trading gains (losses)
Realized	(4,836,926)	(3,076,783)	4,415,564	(5,726,522)
Change in unrealized	(10,522,367)	8,173,562	(16,009,213)	7,613,217
Brokerage commissions	(33,083)	(23,571)	(117,152)	(65,767)
Net gain (loss) from forward currency and options on forward currency trading	(15,392,376)	5,073,208	(11,710,801)	1,820,928

Total net trading gain (loss)	16,026,002	27,788,125	2,747,216	18,273,415

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	270,051	423,312	905,562	907,647
Realized gain (loss) on fixed income securities	333	49,071	6,154	77,172
Change in unrealized gain (loss) on fixed income securities	(160,883)	167,437	(177,460)	40,028
Total investment income	109,501	639,820	734,256	1,024,847

Expenses
Management fee	3,784,632	3,144,685	10,739,070	9,802,859
Service fee	21,443	11,773	54,299	28,990
Performance fee	5,222	0	5,222	0
Operating expenses	131,995	94,577	382,372	341,374

Total expenses	3,943,292	3,251,035	11,180,963	10,173,223

Net investment income (loss)	(3,833,791)	(2,611,215)	(10,446,707)	(9,148,376)

NET INCOME (LOSS)	$12,192,211	$25,176,910	$(7,699,491)	$9,125,039

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)
Series A	$67.38	$194.08	$(61.49)	$163.69
Series B	$92.86	$184.09	$(55.53)	$48.14
Series W	$93.35	$191.96	$(17.40)	$194.92

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$84.27	$184.12	$(66.00)	$72.20
Series B	$90.15	$188.82	$(55.79)	$81.89
Series W	$97.78	$197.64	$(36.77)	$101.34

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(7,699,491)	$9,125,039
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	18,965,720	(22,088,233)
(Increase) decrease in restricted cash	(21,996,093)	24,115,214
(Increase) decrease in option premiums paid	1,091,379	615,916
Increase (decrease) in option premiums received	(237,756)	68,388
(Increase) decrease in interest receivable	(393,113)	(66,303)
Increase (decrease) in accounts payable and accrued expenses	(285,592)	(166,604)
Purchases of investments in fixed income securities	(11,752,247,504)	(4,509,854,684)
Sales/maturities of investments in fixed income securities	11,755,303,759	4,564,990,875

Net cash from (for) operating activities	(7,498,691)	66,739,608

Cash flows from (for) financing activities
Addition of units	71,876,039	37,229,503
Redemption of units	(29,299,341)	(89,856,176)
Offering costs paid	(393,866)	(146,362)
Net cash from (for) financing activities	42,182,832	(52,773,035)

Net increase (decrease) in cash and cash equivalents	34,684,141	13,966,573

Unrestricted cash
Beginning of period	59,836,098	27,012,256

End of period	$94,520,239	$40,978,829

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$83,697,856	$29,346,522
Cash and cash equivalents	10,822,383	11,632,307

Total end of period cash and cash equivalents	$94,520,239	$40,978,829

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Unitholders' Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss) for the nine months
ended September 30, 2011		(1,136)		(5,304,584)		(5,305,720)
Additions	0.000	0	596.215	1,573,178	596.215	1,573,178
Redemptions	0.000	0	(8,786.577)	(23,111,567)	(8,786.577)	(23,111,567)
Balances at September 30, 2011	20.360	$52,951	91,152.491	$237,062,435	91,172.851	$237,115,386

Nine Months Ended September 30, 2010

Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207

Net income (loss) for the nine months
ended September 30, 2010		1,667		6,024,446		6,026,113
Additions	0.000	0	1,117.657	2,518,686	1,117.657	2,518,686
Redemptions	0.000	0	(36,409.448)	(83,839,884)	(36,409.448)	(83,839,884)
Balances at September 30, 2010	20.360	$50,120	106,119.354	$261,233,002	106,139.714	$261,283,122

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009

$2,600.72	$2,656.51	$2,461.69	$2,379.80

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Unitholders' Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss) for the nine months ended
September 30, 2011		(2,299,956)		(93,815)
Additions	24,250.679	62,726,472	2,773.931	7,328,324
Redemptions	(657.633)	(1,702,057)	(351.505)	(931,422)
Offering costs		(365,610)		(54,299)
Balances at September 30, 2011	50,866.384	$129,702,013	6,582.545	$17,395,757

Nine Months Ended September 30, 2010

Balances at December 31, 2009	10,227.868	$24,189,310	1,896.181	$4,550,636

Net income (loss) for the nine months ended
September 30, 2010		2,456,068		642,858
Additions	11,853.085	27,132,522	3,288.328	7,578,295
Redemptions	(1,431.343)	(3,320,618)	(1,714.920)	(4,064,573)
Offering costs		(129,292)		(28,990)
Balances at September 30, 2010	20,649.610	$50,327,990	3,469.589	$8,678,226

Net Asset Value per Other Unitholders' Unit - Series A

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009

$2,549.86	$2,615.86	$2,437.24	$2,365.04

Net Asset Value per Other Unitholders' Unit - Series W

September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009

$2,642.71	$2,679.48	$2,501.23	$2,399.89

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,465.59	$2,253.12	$2,615.86	$2,365.04

Income (loss) from operations:
Total net trading gains (losses) (1)	114.38	206.45	19.88	144.24
Net investment income (loss)(1)	(26.79)	(19.41)	(76.10)	(63.42)

Total net income (loss) from operations	87.59	187.04	(56.22)	80.82

Offering costs (1)	(3.32)	(2.92)	(9.78)	(8.62)

Net asset value per unit at end of period	$2,549.86	$2,437.24	$2,549.86	$2,437.24

Total Return (3)	3.42%	8.17%	(2.52)%	3.05%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.16%	4.25%	4.04%	4.18%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.16%	4.25%	4.04%	4.18%

Net investment income (loss)(2),(4)	(4.05)%	(3.43)%	(3.80)%	(3.72)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,510.57	$2,272.87	$2,656.51	$2,379.80

Income (loss) from operations:
Total net trading gains (losses) (1)	117.39	208.34	20.97	146.37
Net investment income (loss)(1)	(27.24)	(19.52)	(76.76)	(64.48)

Total net income (loss) from operations	90.15	188.82	(55.79)	81.89

Net asset value per unit at end of period	$2,600.72	$2,461.69	$2,600.72	$2,461.69

Total Return (3)	3.59%	8.31%	(2.10)%	3.44%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.23%	4.20%	4.17%	4.18%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.23%	4.20%	4.17%	4.18%

Net investment income (loss)(2),(4)	(4.12)%	(3.38)%	(3.89)%	(3.77)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2011 and 2010. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,544.93	$2,303.59	$2,679.48	$2,399.89

Income (loss) from operations:
Total net trading gains (losses) (1)	118.83	211.45	21.63	148.50
Net investment income (loss)(1)	(17.62)	(10.83)	(48.33)	(38.37)

Total net income (loss) from operations	101.21	200.62	(26.70)	110.13

Offering costs (1)	(3.43)	(2.98)	(10.07)	(8.79)

Net asset value per unit at end of period	$2,642.71	$2,501.23	$2,642.71	$2,501.23

Total Return (3)	3.84%	8.58%	(1.37)%	4.22%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.68%	2.70%	2.60%	2.67%
Performance fee (3)	0.01%	0.00%	0.01%	0.00%

Total expenses	2.69%	2.70%	2.61%	2.67%

Net investment income (loss)(2),(4)	(2.57)%	(1.87)%	(2.35)%	(2.21)%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A. General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts. Prior to September 2011, the Trust also traded options on forward currency contracts.

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

C. Method of Reporting

The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America on a liquidation basis, which may require the use of certain estimates made by the Trust's management. Actual results may differ from these estimates.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fair value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and the option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

The Trust follows the provisions of ASC 820, "Fair Value Measurements and Disclosures." ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust's exchange-traded futures contracts fall into this category.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended May 31, 2011, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Trust's financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

	Fair Value at September 30, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$279,654,771	$0	$279,654,771
Other Financial Instruments
Exchange-traded futures contracts	1,746,630	0	0	1,746,630
Forward currency contracts	0	(10,908,308)	0	(10,908,308)
Total	$1,746,630	$268,746,463	$0	$270,493,093

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$282,888,486	$0	$282,888,486
Other Financial Instruments
Exchange-traded futures contracts	4,525,677	0	0	4,525,677
Forward currency contracts	0	5,148,027	0	5,148,027
Options purchased	0	1,500,007	0	1,500,007
Options written	0	(693,506)	0	(693,506)
Total	$4,525,677	$288,843,014	$0	$293,368,691

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 8. See Condensed Schedule of Investments for additional detail categorization.

D. Cash and Cash Equivalents
Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

E. Income Taxes

The Trust prepares calendar year U.S. federal and applicable state information tax returns and reports to the unitholders their allocable shares of the Trust's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholder's respective share of the Trust's income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, "Income Taxes," to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2007 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F. Offering Costs

Campbell & Company, Inc. (Campbell & Company) has incurred all costs in connection with the initial and continuous offering of units of the Trust (offering costs). Series A units and Series W units will each bear the offering costs incurred in the relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of the Series' month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. Series A and W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,787,901 and $2,712,914 for Series A units and $575,642 and $556,411 for Series W units, respectively.

G. Foreign Currency Transactions

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

I. Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASC 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Trust's financial statements and disclosures, if any, is currently being assessed.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark). In determining the management fee and performance fee (the fees), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Trust's bank, broker or cash management custody accounts.

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

The Trust is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A unitholder may request and receive redemption of units owned, subject to restrictions in the Declaration of Trust and Trust Agreement. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days' advance written notice to Campbell & Company.

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2011 and 2010, Campbell & Company received redemption fees of $4,301 and $1,428, respectively.

Note 8.	TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agricultural values.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer trusts subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated Trusts available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The market value of securities held to satisfy such requirements at September 30, 2011 and December 31, 2010 was $28,999,968 and $61,998,650, respectively, which equals 8% and 18% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2011 and December 31, 2010 was $2,770,576 and $15,795,395, respectively, which equals 1% and 5% of Net Asset Value, respectively. Included in cash deposits with the broker and interbank market maker at September 30, 2011 and December 31, 2010 was restricted cash for margin requirements of $21,996,093 and $0 respectively, which equals 6% and 0% of Net Asset Value respectively.

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

The Trust adopted ASC 815 Derivatives and Hedging as of January 1, 2009. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2011 and December 31, 2010 is as follows:

Type of Instrument*	Statement of Financial Condition Location	Asset Derivatives at September 30, 2011 Fair Value	Liability Derivatives at September 30, 2011 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$1,860,385	$(1,288,353)	$572,032
Energy Contracts	Equity in broker trading accounts	1,009,119	(1,006,723)	2,396
Metal Contracts	Equity in broker trading accounts	10,066,868	(6,196,881)	3,869,987
Stock Indices Contracts	Equity in broker trading accounts	482,469	(816,303)	(333,834)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	59,547	(881,968)	(822,421)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	423,574	(1,965,104)	(1,541,530)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	27,021,207	(37,929,515)	(10,908,308)
Totals		$40,923,169	$(50,084,847)	$(9,161,678)
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Type of Instrument*	Statement of Financial Condition Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$2,324,406	$(112,725)	$2,211,681
Energy Contracts	Equity in broker trading accounts	980,008	(475,769)	504,239
Metal Contracts	Equity in broker trading accounts	2,599,694	(591,961)	2,007,733
Stock Indices Contracts	Equity in broker trading accounts	902,423	(893,206)	9,217
Short-Term Interest Rate Contracts	Equity in broker trading accounts	416,741	(25,323)	391,418
Long Term Interest Rate Contracts	Equity in broker trading accounts	99,846	(698,457)	(598,611)
Forward Currency Contracts	Net unrealized gain (loss) on forward currency contracts	27,837,667	(22,689,640)	5,148,027
Purchased Options on Forward Currency Contracts	Options purchased, at fair value	1,500,007	0	1,500,007
Written Options on Forward Currency Contracts	Options written, at fair value	0	(693,506)	(693,506)
Totals		$36,660,792	$(26,180,587)	$10,480,205
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the periods ended September 30, 2011 and 2010 is as follows:

Type of Instrument	Trading Revenue for the Three Months Ended September 30, 2011	Trading Revenue for the Three Months Ended September 30, 2010
Agricultural Contracts	$(9,020,457)	$9,363,611
Energy Contracts	(5,084,181)	(5,448,085)
Metal Contracts	3,182,922	4,435,036
Stock Indices Contracts	(6,513,952)	2,155,658
Short-Term Interest Rate Contracts	10,718,343	2,071,617
Long Term Interest Rate Contracts	38,353,446	10,444,761
Forward Currency Contracts	(15,294,359)	5,537,973
Purchased Options on Forward Currency Contracts	(2,271,933)	(2,381,140)
Written Options on Forward Currency Contracts	2,206,999	1,939,946
Total	$16,276,828	$28,119,377

Type of Instrument	Trading Revenue for the Nine Months Ended September 30, 2011	Trading Revenue for the Nine Months Ended September 30, 2010
Agricultural Contracts	$(13,683,913)	$8,825,418
Energy Contracts	(4,155,372)	(18,441,525)
Metal Contracts	(1,135,027)	(630,117)
Stock Indices Contracts	(18,688,736)	(19,894,233)
Short-Term Interest Rate Contracts	2,642,139	22,676,527
Long Term Interest Rate Contracts	50,328,924	24,726,967
Forward Currency Contracts	(6,331,984)	4,145,719
Purchased Options on Forward Currency Contracts	(11,630,929)	(8,783,976)
Written Options on Forward Currency Contracts	6,369,264	6,524,952
Total	$3,714,366	$19,149,732

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Line Item in the Statement of Operations	Trading Revenue for the Three Months Ended September 30, 2011	Trading Revenue for the Three Months Ended September 30, 2010
Futures trading gains (losses):
Realized	$23,003,210	$13,587,044
Change in unrealized	8,632,911	9,435,554
Forward currency and options on forward currency trading gains (losses):
Realized	(4,836,926)	(3,076,783)
Change in unrealized	(10,522,367)	8,173,562
Total	$16,276,828	$28,119,377

Line Item in the Statement of Operations	Trading Revenue for the Nine Months Ended September 30, 2011	Trading Revenue for the Nine Months Ended September 30, 2010
Futures trading gains (losses):
Realized	$18,087,062	$2,828,050
Change in unrealized	(2,779,047)	14,434,987
Forward currency and options on forward currency trading gains (losses):
Realized	4,415,564	(5,726,522)
Change in unrealized	(16,009,213)	7,613,217
Total	$3,714,366	$19,149,732

For the three months ended September 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 28,400 and 21,700 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,959,700,000 and $2,685,550,000 respectively.

For the nine months ended September 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 24,500 and 20,500 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $3,389,300,000 and $2,556,100,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2011, the latest maturity date for open futures contracts is September 2013, the latest maturity date for open forward currency contracts is December 2011.  However, the Trust intends to close all futures and foreign currency contracts prior to maturity. There are no open options on forward currency contracts as of September 30, 2011.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Trust's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating "stop-loss" points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust's non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Trust's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Note 10.	INTERIM FINANCIAL STATEMENTS
The statements of financial condition, including the condensed schedules of investments, as of September 30, 2011 and December 31, 2010, the statements of operations and financial highlights for the three months and nine months ended September 30, 2011 and 2010, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2011, and the results of operations and financial highlights for the three months and nine months ended September 30, 2011 and 2010, and cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, the aggregate capitalization of the Trust was $384,213,156 with Series A, Series B and Series W comprising $129,702,013, $237,115,386 and $17,395,757, respectively, of the total. The Net Asset Value per Unit was $2,549.86 for Series A, $2,600.72 for Series B, and $2,642.71 for Series W.

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Trust invests in futures and forward currency contracts. Prior to September 2011, the Trust also invested in options on forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent. The market value of option (non-exchange traded) contracts is calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as input, the spot prices, interest rates and option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Results of Operations

The returns for the nine months ended for Series A as of September 30, 2011 and 2010 were (2.52)% and 3.05%. The returns for Series B for the nine months ended September 30, 2011 and 2010 were (2.10)% and 3.44%, respectively. The returns for Series W for the nine months ended September 30, 2011 and 2010 were (1.37)% and 4.22%, respectively.

2011 (For the Nine Months Ended September 30)

Of the 2011 year-to-date decrease of (2.52)% for Series A, approximately (3.80)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 1.10% due to trading gains (before commissions) and approximately 0.18% due to investment income.

Of the 2011 year-to-date decrease of (2.10)% for Series B, approximately (3.41)% was due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 1.10% due to trading gains (before commissions) and approximately 0.21% due to investment income.

Of the 2011 year-to-date decrease of (1.37)% for Series W, approximately (2.66)% was due to brokerage fees, management fees, service fees, operating costs, offering costs and performance fees borne by Series W, offset by approximately 1.10% due to trading gains (before commissions) and approximately 0.19% due to investment income.

During the nine months ended September 30, 2011, the Trust accrued management fees in the amount of $10,739,070 and paid management fees in the amount of $10,645,326. Performance fees were accrued in the amount of $5,222 and paid in the amount of $386,705.

An analysis of the 1.10% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.80)%
Currencies	(2.76)
Interest Rates	13.99
Stock Indices	(5.34)
1.10%

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

The Greek debt crisis continued to dominate price movement in June, leading to the eventual passage of an austerity plan at month-end.  In addition, the U.S. Federal Reserve, which continues to expect that economic conditions are likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Concerns about the European Sovereign Debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavy on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Trust’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite a rollercoaster of headlines that caused the currency markets to fluctuate intra-month. The Trust continued to maintain a short U.S. Dollar exposure versus most major currencies.

During the month of July, the markets were fixated on the ongoing sovereign debt crisis in both Europe and the U.S. As risky assets suffered, bond prices were driven higher from investors flocking to the safety of fixed income, yielding strong gains for the Trust's global long position. While U.S. Treasuries finished the month up over 2%, U.K. Gilts finished up 4%, German Bunds were up 3.5%, Japanese Bonds closed up 5% and Canadian Bonds increased by 2.5%. Additional gains were recorded in foreign exchange trading as the U.S. Dollar continued its downward trend against most major currencies. The U.S. Dollar, in particular, fell to new all-time lows against the Swiss Franc and the New Zealand Dollar, some of the best performing markets for the Trust in July. Commodity trading was also strongly positive in July, particularly from precious metals, as safe-haven buying supported prices in gold and silver. Additional profits came from soft commodities as sugar continued its upward trend, gaining 12% in July, on signs that Brazil’s production would not match expectations. The base metals and energy sector yielded small gains, while grains yielded small losses. The stock index sector was the only losing sector during the month as European sovereign debt remained a concern, economic data was mixed to weaker–than-expected, and the U.S. debt-ceiling and deficit-reduction debate took center stage. While the Trust reduced net long exposure in Europe, position exposure increased in the Pacific Rim and in North America.

Volatility was extremely elevated in August stemming mainly from the S&P downgrade of the United States Triple-A credit rating after weeks of contentious political debate. Strong gains in fixed income were recorded during the month as risk appetite diminished sending yields in both the U.S. and European fixed income markets lower.  However, the reduction in risk appetite was a primary driver for losses in currency trading, stock indices and commodities. As a consequence of market volatility, European Union regulators implemented restrictions on short selling in various stock indices. The Trust's trading  is also subject to these restrictions and  appropriate action was taken to be in compliance. While the Trust was still able to short certain stock index contracts in Europe, others have been temporarily removed from the portfolio. The Trust continued to take advantage of stock market volatility (indirectly) through trading in currencies, bonds and commodities.

The markets were in risk aversion mode in September as the pressure of implementing fiscal austerity in the Eurozone continued. Negative sentiment in macroeconomic growth stoked fears of recessions and overwhelmed some tentative signs of optimism. The Trust was able to benefit from the flight out of risky assets as bond prices pushed higher. Equity Indices also yielded gains in the Trust, primarily from short positions in Europe and Asia as stocks globally finished lower. These gains were not enough to offset losses experienced in the other sectors. Risk assets struggled during the month, and the recipient of the need for perceived safety was the U.S. Dollar which was up nearly 6% for the month. The Trust, having been positioned with the prevailing trend of a weaker U.S. Dollar, recorded its largest losses in the Foreign Exchange sector as a result of the Greenback’s rally. The Trust’s models adjusted positioning in response to the dramatic move; however, the losses in this sector were difficult to offset. Commodities amplified the theme of bearish global macroeconomic conditions resulting in overall losses in the sector for the Trust. Precious metals reversed significantly, with nearly a 28% decline in silver and 11% in gold, perhaps implying deflation was on the horizon. Base metal positions helped dampen losses from energy trading, despite some well positioned shorts during the month. Uncertainty continues to plague the market which can prove challenging for a portfolio that has trend-following at its core.

2010 (For the Nine Months Ended September 30)

Of the 2010 year-to-date increase of 3.05% for Series A, approximately 6.51% was due to trading gains (before commissions) and approximately 0.35% was due to investment income, offset by approximately (3.81)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2010 year-to-date increase of 3.44% for Series B, approximately 6.51% was due to trading gains (before commissions) and approximately 0.31% was due to investment income, offset by approximately (3.38)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2010 year-to-date increase of 4.22% for Series W, approximately 6.51% was due to trading gains (before commissions) and approximately 0.34% was due to investment income, offset by approximately (2.63)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W.

During the nine months ended September 30, 2010, the Trust accrued management fees in the amount of $9,802,859 and paid management fees in the amount of $9,963,922. No performance fees were accrued or paid during this period.

An analysis of the 6.51% gross trading gains for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.93)%
Currencies	0.73
Interest Rates	14.68
Stock Indices	(5.97)
6.51%

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

Asset prices during the month of September were driven by FOMC hinting that the Federal Reserve is ready and willing to undergo a second round of quantitative easing. While the U.S. Dollar and interest rates fell, equities and commodities rose significantly. Commodity trading was the dominant contributor to positive performance for the month, particularly in precious and base metals, grains and soft commodities. Gold prices reached all-time highs, while silver rallied 12% to levels not seen since the early 1980s. Aluminum and nickel prices also posted double-digit increases during the month. Elevated demand and weather-related supply concerns pushed sugar, cotton and corn prices up over 22%, 17% and 10%, respectively. While commodity trading was a strong driver, foreign exchange was also a material contributor to performance, particularly from commodity-linked currencies. The month brought U.S. Dollar weakness against all major currencies as investors bet the Federal Reserve would implement a fresh round of asset purchases to jump-start the slowing U.S. economy. Smaller gains were recorded in the equity markets as prices surged higher on fewer concerns of a “double-dip” U.S. recession and a continued increase in M&A activity. Stocks in Asia took the lead, followed by the U.S. and Europe, which lagged due to ongoing sovereign debt level concerns. A portion of the Trust’s gains were offset by losses in fixed income markets as bond prices were extremely volatile during September.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the nine months ended September 30, 2011 and the year ended December 31, 2010.

September 30, 2011

Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.72%	(4.80)%
Currencies	0.94%	(2.76)%
Interest Rates	1.28%	13.99%
Stock Indices	0.59%	(5.34)%

Aggregate/Total	1.61%	1.10%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the nine months ended September 30, 2011.

Of the 2011 year-to-date decrease of (2.52)% for Series A, approximately (3.80)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 1.10% due to trading gains (before commissions) and approximately 0.18% due to investment income.

Of the 2011 year-to-date decrease of (2.10)% for Series B, approximately (3.41)% was due to brokerage fees, management fees and operating costs borne by Series A, offset by approximately 1.10% due to trading gains (before commissions) and approximately 0.21% due to investment income.

Of the 2011 year-to-date decrease of (1.37)% for Series W, approximately (2.66)% was due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W, offset by approximately 1.10% due to trading gains (before commissions) and approximately 0.19% due to investment income.

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

Of the 10.61% return for year ended 2010 for Series A, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (5.55)% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 11.63% return for year ended 2010 for Series B, approximately 15.73% was due to trading gains (before commissions) and approximately 0.40% due to investment income, offset by approximately (4.50)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 11.65% return for year ended 2010 for Series W, approximately 15.73% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (4.51)% due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2011 by market sector.

Currencies

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None

Item 1A. Risk Factors.

            None

Item 2. Changes in Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item 4. (Removed and Reserved).

            None

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit Number	Description of Document
31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
The following financial statements from the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.01 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 14, 2011	By:	/s/ Stephen C. Roussin
Stephen C. Roussin Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
The following financial statements from the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.01 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.