Form 10-Q
period 2012-03-31
CAMPBELL FUND TRUST
filed 2012-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 (Unaudited)	3-6

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011 (Unaudited)	7

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	8

	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	10-11

	Financial Highlights for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	12-14

	Notes to Financial Statements (Unaudited)	15-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	26-31

Item 4.	Controls and Procedures.	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Australia
	Financials	$10,397,072	2.68%
	Total Australia (cost $10,400,000)	$10,397,072	2.68%

	Canada
	Financials	$25,263,305	6.52%
	(cost $25,258,612)
	Finland
	Financials	$9,290,607	2.40%
	(cost $9,299,907)
	United States
	Financials	$13,985,990	3.61%
	(cost $14,000,000)
	Total Bank Deposits (cost $58,958,519)	$58,936,974	15.21%

	Commercial Paper
	United States
$12,500,000	Financials ING America Insurance Holdings, Inc. Due 04/02/2012	$12,499,864	3.23%
$12,500,000	ING America Insurance Holdings, Inc. Due 04/26/2012	$12,496,785	3.23%
	Other	$24,992,323	6.45%
$28,140,000	Industrials Dairy Farmers of America, Inc. Due 04/02/2012	$28,140,000	7.26%
$25,000,000	Johnson Controls, Inc Due 04/02/2012	$25,000,000	6.45%
	Other	$12,499,479	3.23%
	Materials	$12,999,458	3.36%
	Total United States (cost $128,616,622)	$128,627,909	33.21%

	Corporate Bonds
	Switzerland
	Financials	$6,497,614	1.68%
	Total Switzerland (cost $6,497,035)	$6,497,614	1.68%

	United States
	Financials	$48,975,910	12.64%
	Materials	$4,001,788	1.03%
	Total United States (cost $52,891,317)	$52,977,698	13.67%

	Total Corporate Bonds (cost $59,388,352)	$59,475,312	15.35%

	Government And Agency Obligations
	United States
$5,000,000	U.S. Government Agency FNMA 0.75% Due 12/06/2013	$5,001,500	1.29%
$15,000,000	FNMA 4.625% Due 05/01/2013	$15,657,570	4.04%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)

	Other	$25,000,640	6.46%
$30,000,000	US Treasury Bill U.S. Treasury Bills* Due 05/31/2012	$29,997,250	7.74%
$16,375,000	U.S. Treasury Bills* Due 06/28/2012	$16,371,998	4.23%
	Total United States (cost $92,035,957)	$92,028,958	23.76%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$242	0.00%
	Total United States (cost $ 242)	$242	0.00%

	Total Fixed Income Securities (cost $338,999,692)	$339,069,395	87.53%

LONG FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agriculture	$666,222	0.17%
	Energy	$(1,267,181)	(0.33)%
	Metals	$(549,263)	(0.14)%
	Stock indices	$708,806	0.18%
	Short-term interest rates	$1,115,706	0.29%
	Long-term interest rates	$641,441	0.17%
	Total long futures contracts	$1,315,731	0.34%

SHORT FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agriculture	$1,464,828	0.38%
	Energy	$2,548,840	0.66%
	Metals	$878,122	0.23%
	Stock indices	$402,871	0.10%
	Short-term interest rates	$(703,534)	(0.18)%
	Long-term interest rates	$(1,195,689)	(0.31)%
	Total short futures contracts	$3,395,438	0.88%

	Total futures contracts	$4,711,169	1.22%

FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Various long forward currency contracts	$(442,643)	(0.11)%
	Various short forward currency contracts	$(846,683)	(0.22)%
	Total forward currency contracts	$(1,289,326)	(0.33)%

*	Pledged as collateral for the trading of futures and forward positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,767,798	3.41%
	(cost $12,764,148)

	Netherlands
	Financials	$12,499,978	3.34%
	(cost $12,500,000)
	Total Bank Deposits (cost $25,264,148)	$25,267,776	6.75%

	Commercial Paper
	United States
$10,075,000	Financials ING America Insurance Holdings Inc. Due 01/03/2012	$10,074,922	2.69%
$12,000,000	ING America Insurance Holdings Inc. Due 01/04/2012	$11,999,533	3.20%
	Other	$11,999,140	3.20%
	Materials	$12,478,321	3.33%
	Services	$12,499,320	3.34%
	Utilities	$39,618,269	10.58%
	Total United States (cost $98,665,851)	$98,669,505	26.34%

	Corporate Bonds
	Switzerland
	Financials	$6,529,664	1.74%
	(cost $6,543,542)

	United States
	Financials	$52,348,609	13.98%
	Materials	$4,054,837	1.08%
	Total United States (cost $56,307,036)	$56,403,446	15.06%

	Total Corporate Bonds (cost $62,850,578)	$62,933,110	16.80%

	Government And Agency Obligations
	United States
$16,625,000	U.S. Government Agency Federal Home Loan Mortgage Corp. 0.5% Due 02/08/2013	$16,627,660	4.44%
$12,500,000	Federal Home Loan Mortgage Corp. 0.55% Due 09/09/2013	$12,484,700	3.33%
$10,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 08/22/2013	$10,003,600	2.67%
$13,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 10/25/2013	$13,001,794	3.47%
$12,000,000	Federal Home Loan Mortgage Corp. Step Up #TR 00424 Due 07/26/2013	$11,991,840	3.20%
	Other	$4,997,900	1.33%
$16,400,000	U.S. Treasury Bill U.S. Treasury Bills* Due 02/02/2012	$16,400,000	4.38%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

Total United States (cost $85,525,947)	$85,507,494	22.82%

Short Term Investments
United States
Short Term Investments	$127	0.00%
(cost $ 127)

Total Fixed Income Securities (cost $272,306,651)	$272,378,012	72.71%

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$58,376	0.01%
Energy	$(27,330)	(0.01)%
Metals	$102,079	0.03%
Stock indices	$860,496	0.23%
Short-term interest rates	$566,770	0.15%
Long-term interest rates	$4,454,229	1.19%
Total long futures contracts	$6,014,620	1.60%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$(2,673,080)	(0.71)%
Energy	$862,051	0.23%
Metals	$1,629,572	0.43%
Stock indices	$172,827	0.05%
Short-term interest rates	$(821)	0.00%
Total short futures contracts	$(9,451)	0.00%

Total futures contracts	$6,005,169	1.60%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$105,868	0.03%
Various short forward currency contracts	$7,903,682	2.11%
Total forward currency contracts	$8,009,550	2.14%

*	Pledged as collateral for the trading of forward positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2012 and December 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$18,672,840	$49,135,636
Restricted cash	20,660,588	34,189,502
Fixed income securities - (cost $29,997,250 and $ 0, respectively)	29,997,250	0
Net unrealized gain (loss) on open futures contracts	4,711,169	6,005,169
Total equity in futures broker trading accounts	74,041,847	89,330,307

Cash and cash equivalents	12,002,442	8,935,724
Fixed income securities (cost $309,002,442 and $272,306,651, respectively)	309,072,145	272,378,012
Net unrealized gain (loss) on open forward currency contracts	(1,289,326)	8,009,550
Interest receivable	581,643	405,242
Subscriptions receivable	17,581	0
Total assets	$394,426,332	$379,058,835

LIABILITIES
Accounts payable	$102,659	$125,238
Management fee	1,253,613	1,205,071
Service fee	8,184	7,149
Accrued commissions and other trading fees on open contracts	60,437	42,489
Offering costs payable	72,017	63,138
Redemptions payable	5,564,119	2,983,337
Total liabilities	7,061,029	4,426,422

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 62,908.790 and 57,271.409 units outstanding at March 31, 2012 and December 31, 2011	159,032,217	140,986,636
Series B Units - Redeemable
Managing Operator - 20.360 units outstanding at March 31, 2012 and December 31, 2011	52,628	51,185
Other Unitholders - 80,401.190 and 85,812.139 units outstanding at March 31, 2012 and December 31, 2011	207,828,057	215,730,706
Series W Units - Redeemable
Other Unitholders - 7,747.641 and 6,975.389 units outstanding at March 31, 2012 and December 31, 2011	20,452,401	17,863,886
Total unitholders' capital (Net Asset Value)	387,365,303	374,632,413

Total liabilities and unitholders' capital (Net Asset Value)	$394,426,332	$379,058,835

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$14,772,850	$(4,754,747)
Change in unrealized	(1,294,000)	(3,448,650)
Brokerage commissions	(439,333)	(234,584)
Net gain (loss) from futures trading	13,039,517	(8,437,981)

Forward currency and options on forward
currency trading gains (losses)
Realized	10,539,068	934,261
Change in unrealized	(9,298,876)	(7,298,339)
Brokerage commissions	(16,534)	(31,742)
Net gain (loss) from forward currency and options on forward currency trading	1,223,658	(6,395,820)

Total net trading gain (loss)	14,263,175	(14,833,801)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	330,331	336,270
Realized gain (loss) on fixed income securities	11,431	4,861
Change in unrealized gain (loss) on fixed income securities	(1,658)	(8,562)
Total investment income	340,104	332,569

Expenses
Management fee	3,803,758	3,413,311
Service fee	24,079	14,569
Performance fee	11	0
Operating expenses	139,067	132,359
Total expenses	3,966,915	3,560,239
Net investment income (loss)	(3,626,811)	(3,227,670)

NET INCOME (LOSS)	$10,636,364	$(18,061,471)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)
Series A (weighted average number of units outstanding are 58,731.710 and 29,329.199, repectively)	$65.35	$(145.78)
Series B (weighted average number of units outstanding are 84,017.231 and 98,984.566, respectively)	$74.23	$(133.41)
Series W (weighted average number of units outstanding are 7,211.096 and 4,401.002, respectively)	$77.83	$(131.85)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$66.25	$(135.38)
Series B	$70.90	$(134.06)
Series W	$78.83	$(128.66)

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$10,636,364	$(18,061,471)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	10,594,534	10,755,551
(Increase) decrease in restricted cash	13,528,914	0
(Increase) decrease in option premiums paid	0	340,993
Increase (decrease) in option premiums received	0	190,091
(Increase) decrease in interest receivable	(176,401)	(47,841)
Increase (decrease) in accounts payable and accrued expenses	44,946	(389,411)
Purchases of investments in fixed income securities	(3,808,157,104)	(3,259,958,009)
Sales/maturities of investments in fixed income securities	3,741,464,063	3,243,109,825

Net cash from (for) operating activities	(32,064,684)	(24,060,272)

Cash flows from (for) financing activities
Addition of units	19,457,830	24,820,710
Redemption of units	(14,585,759)	(8,275,120)
Offering costs paid	(203,465)	(103,565)
Net cash from (for) financing activities	4,668,606	16,442,025

Net increase (decrease) in cash and cash equivalents	(27,396,078)	(7,618,247)

Unrestricted cash
Beginning of period	58,071,360	59,836,098

End of period	$30,675,282	$52,217,851

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$18,672,840	$37,549,104
Cash and cash equivalents	12,002,442	14,668,747

Total end of period cash and cash equivalents	$30,675,282	$52,217,851

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	20.360	$51,185	85,812.139	$215,730,706	85,832.499	$215,781,891

Net income (loss) for the three months ended
March 31, 2012		1,443		6,235,460		6,236,903
Additions	0.000	0	46.978	125,006	46.978	125,006
Redemptions	0.000	0	(5,457.927)	(14,263,115)	(5,457.927)	(14,263,115)
Balances at March 31, 2012	20.360	$52,628	80,401.190	$207,828,057	80,421.550	$207,880,685

Three Months Ended March 31, 2011

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss) for the three months ended
March 31, 2011		(2,729)		(13,202,713)		(13,205,442)
Additions	0.000	0	295.821	772,305	295.821	772,305
Redemptions	0.000	0	(2,531.255)	(6,526,372)	(2,531.255)	(6,526,372)
Balances at March 31, 2011	20.360	$51,358	97,107.419	$244,948,628	97,127.779	$244,999,986

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

$2,584.89	$2,513.99	$2,522.45	$2,656.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	57,271.409	$140,986,636	6,975.389	$17,863,886

Net income (loss) for the three months ended
March 31, 2012		3,838,207		561,254
Additions	6,621.366	16,915,768	917.407	2,434,637
Redemptions	(983.985)	(2,520,129)	(145.155)	(383,297)
Offering costs		(188,265)		(24,079)
Balances at March 31, 2012	62,908.790	$159,032,217	7,747.641	$20,452,401

Three Months Ended March 31, 2011

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss) for the three months ended
March 31, 2011		(4,275,742)		(580,287)
Additions	8,193.623	21,008,088	1,222.342	3,181,004
Redemptions	(87.870)	(223,884)	(150.627)	(387,656)
Offering costs		(94,586)		(14,569)
Balances at March 31, 2011	35,379.091	$87,757,040	5,231.834	$13,345,461

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

$2,527.98	$2,461.73	$2,480.48	$2,615.86

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

$2,639.82	$2,560.99	$2,550.82	$2,679.48

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended March 31,
	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,461.73	$2,615.86

Income (loss) from operations:
Total net trading gains (losses) (1)	93.78	(107.84)
Net investment income (loss)(1)	(24.32)	(24.32)

Total net income (loss) from operations	69.46	(132.16)

Offering costs (1)	(3.21)	(3.22)

Net asset value per unit at end of period	$2,527.98	$2,480.48

Total Return (4)	2.69%	(5.18)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.17%	4.04%
Performance fee (4)	0.00%	0.00%

Total expenses	4.17%	4.04%

Net investment income (loss) (2,3)	(3.82)%	(3.72)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended March 31,
	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,513.99	$2,656.51

Income (loss) from operations:
Total net trading gains (losses) (1)	95.75	(109.33)
Net investment income (loss)(1)	(24.85)	(24.73)

Total net income (loss) from operations	70.90	(134.06)

Net asset value per unit at end of period	$2,584.89	$2,522.45

Total Return (4)	2.82%	(5.05)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.22%	4.10%
Performance fee (4)	0.00%	0.00%

Total expenses	4.22%	4.10%

Net investment income (loss) (2,3)	(3.86)%	(3.77)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended March 31,
	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,560.99	$2,679.48

Income (loss) from operations:
Total net trading gains (losses) (1)	97.50	(110.33)
Net investment income (loss)(1)	(15.33)	(15.02)

Total net income (loss) from operations	82.17	(125.35)

Offering costs (1)	(3.34)	(3.31)

Net asset value per unit at end of period	$2,639.82	$2,550.82

Total Return (4)	3.08%	(4.80)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.66%	2.56%
Performance fee (4)	0.00%	0.00%

Total expenses	2.66%	2.56%

Net investment income (loss) (2,3)	(2.31)%	(2.24)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2012 and December 31, 2011, and the periods ended March 31, 2012 and 2011, the Trust did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Trust adopted the provisions of ASU 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions has not had a material impact on the Trust's financial statement disclosures.

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  As of January 1, 2012, the Trust adopted the provisions of ASU 2011-04.  The adoption of ASU 2011-04 did not have a material impact on the Trust's financial statement disclosures.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Fair Value at March 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$339,069,395	$0	$339,069,395
Other Financial Instruments
Exchange-traded futures contracts	4,711,169	0	0	4,711,169
Forward currency contracts	0	(1,289,326)	0	(1,289,326)
Total	$4,711,169	$337,780,069	$0	$342,491,238

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$272,378,012	$0	$272,378,012
Other Financial Instruments
Exchange-traded futures contracts	6,005,169	0	0	6,005,169
Forward currency contracts	0	8,009,550	0	8,009,550
Total	$6,005,169	$280,387,562	$0	$286,392,731

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2012 and  December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,874,328 and $2,848,875 for Series A units and $575,099 and $578,115 for Series W units, respectively.

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

I.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), "Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position.  Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements.  The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented.  The Trust is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

The Trust has a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

Note 5.  SERVICE FEE

The selling firms who sell Series W units receive a monthly service fee equal to 1/12 of 0.5% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.50% per year.

Note 6.  DEPOSITS WITH FUTURES BROKER

The Trust deposits assets with UBS Securities LLC (the "broker") to act as futures broker, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such futures broker. The Trust typically earns interest income on its assets deposited with the futures broker.

Note 7.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2012 and 2011, Campbell & Company received redemption fees of $6,958 and $0, respectively.

Note 9.  TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward currency and options on forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a fuures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2012 and December 31, 2011 was $46,369,248 and $16,400,000, respectively, which equals 12% and 4% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2012 and December 31, 2011 was $3,579,131 and $21,775, respectively, which equals 1% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures broker and interbank market maker at March 31, 2012 and December 31, 2011 was restricted cash for margin requirements of $20,660,588 and $34,189,502 respectively, which equals 5% and 9% of Net Asset Value respectively.

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

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Trust's open positions and, consequently, in its earnings and cash flow. The Trust's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust's open positions and the liquidity of the markets in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

The Trust adopted the provisions of ASC 815, "Derivatives and Hedging," ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2012 Fair Value	Liability Derivatives at March 31, 2012 Fair Value	Net
Agriculture Contracts	Equity in futures broker trading accounts	$3,636,141	$(1,505,091)	$2,131,050
Energy Contracts	Equity in futures broker trading accounts	2,603,276	(1,321,617)	1,281,659
Metal Contracts	Equity in futures broker trading accounts	1,093,206	(764,347)	328,859
Stock Indices Contracts	Equity in futures broker trading accounts	3,029,729	(1,918,052)	1,111,677
Short-Term Interest Rate Contracts	Equity in futures broker trading accounts	1,217,228	(805,056)	412,172
Long-Term Interest Rate Contracts	Equity in futures broker trading accounts	2,337,539	(2,891,787)	(554,248)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	6,364,013	(7,653,339)	(1,289,326)
Totals		$20,281,132	$(16,859,289)	$3,421,843
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Equity in futures broker trading accounts	$561,871	$(3,176,575)	$(2,614,704)
Energy Contracts	Equity in futures broker trading accounts	1,069,580	(234,859)	834,721
Metal Contracts	Equity in futures broker trading accounts	2,315,558	(583,907)	1,731,651
Stock Indices Contracts	Equity in futures broker trading accounts	1,166,337	(133,014)	1,033,323
Short-Term Interest Rate Contracts	Equity in futures broker trading accounts	1,049,308	(483,359)	565,949
Long-Term Interest Rate Contracts	Equity in futures broker trading accounts	4,648,643	(194,414)	4,454,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,831,895	(4,822,345)	8,009,550
Totals		$23,643,192	$(9,628,473)	$14,014,719
* Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2012	Trading Gains (Losses) for the Three Months Ended March 31, 2011
Agriculture Contracts	$2,757,445	$(127,779)
Energy Contracts	15,132,430	6,928,822
Metal Contracts	(5,341,029)	(1,508,583)
Stock Indices Contracts	13,605,337	(7,141,847)
Short-Term Interest Rate Contracts	1,260,793	(3,938,653)
Long Term Interest Rate Contracts	(13,888,925)	(2,401,881)
Forward Currency Contracts	1,240,192	(3,486,624)
Purchased Options on Forward Currency Contracts	0	(4,685,902)
Written Options on Forward Currency Contracts	0	1,806,870
Total	$14,766,243	$(14,555,577)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2012	Trading Gains (Losses) for the Three Months Ended March 31, 2011
Futures trading gains (losses):
Realized**	$14,820,051	$(4,742,849)
Change in unrealized	(1,294,000)	(3,448,650)
Forward currency and options on forward currency trading gains (losses):
Realized	10,539,068	934,261
Change in unrealized	(9,298,876)	(7,298,339)
Total	$14,766,243	$(14,555,577)

**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 34,900 and 18,670, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $1,490,800,000 and $3,415,450,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is June 2012. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2012 and December 31, 2011, and the statements of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2012, and the results of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2012 and 2011.

Note 12.  SUBSEQUENT EVENTS

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

As of March 31, 2012, the aggregate capitalization of the Trust was $387,365,303 with Series A, Series B and Series W comprising $159,032,217, $207,880,685 and $20,452,402, respectively, of the total. The Net Asset Value per Unit was $2,527.98 for Series A, $2,584.89 for Series B, and $2,639.82 for Series W.

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

The Trust maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above the amount that is needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.

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

Approximately 10% to 30% of the Trust’s net assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

Results of Operations

The returns for Series A for the three months ended March 31, 2012 and 2011 were 2.69% and (5.18)%. The returns for Series B for the three months ended March 31, 2012 and 2011 were 2.82% and (5.05)%, respectively. The returns for Series W for the three months ended March 31, 2012 and 2011 were 3.08% and (4.80)%, respectively.

2012 (For the Three Months Ending March 31)

Of the 2012 year-to-date increase of 2.69% for Series A, approximately 3.90% was due to trading gains (before commissions) and approximately 0.09% was due to investment income, offset by approximately (1.30)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 2.82% for Series B, approximately 3.90% was due to trading gains (before commissions) and approximately 0.09% was due to investment income, offset by approximately (1.17)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 3.08% for Series W, approximately 3.90% was due to trading gains (before commissions) and approximately 0.09% was due to investment income, offset by approximately (0.91)% due to brokerage fees, management fees,service fees, incentive fees, operating costs and offering costs borne by Series W.

During the three months ended March 31, 2012, the Trust accrued management fees in the amount of $3,803,758 and paid management fees in the amount of $3,755,216. Performance fees were accrued in the amount of $11 and paid in the amount of $11.

An analysis of the 3.90% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.22%
Currencies	0.37
Interest Rates	(3.20)
Stock Indices	3.51
3.90%

2012 began on a positive note, providing much needed relief to market participants across most sectors. Improving global economic data, progress with the European sovereign debt crisis, and continued central bank support drove prices higher in many markets, with the notable exception of the U.S. Dollar. The Trust's models were well positioned for these moves, recording gains in all four sectors with fixed income and stock index futures leading the way. Rising global bond prices in the U.S., Europe and Japan drove returns; the interest rates sector gained over 1% for the Trust as yields continued to drop on further monetary easing. Long positions in U.S. and European equity indices were the major source of return in the stock index sector, adding approximately 1% to the Trust, as prices moved higher on positive global manufacturing data, improving sentiment in Europe, and the Fed’s pledge to keep interest rates low until 2014. The commodity sector traded flat recording gains on the Trust’s short position in natural gas offset by losses in industrial metals. The foreign exchange sector was profitable, driven by long positions in the commodity linked currencies of Australia and New Zealand.

February continued to exhibit a sense of global optimism that began 2012. Positive data in global economies and Central Bank support in China, Europe and Japan pushed equity prices and many commodities higher. Fixed income prices and the U.S. Dollar against the G10 currencies, with the notable exception of the Japanese Yen, fell as investors moved towards risk assets. The Trust profited in three of the four major sectors traded, experiencing losses in fixed income, with commodities, equity indices and foreign exchange driving gains. Rising petroleum prices were a major contributor to the Trust’s performance as tensions with Iran, stronger U.S. economic data, and a tightening global supply environment led to the rally in prices, adding almost 2% to the portfolio. Additional gains were recorded in equity indices from a net long position in stock index futures as the upward trend continued. Equity market gains were driven by continued improvement in manufacturing, employment and housing data, as well as friendly Central Bank policies and the approval of the second Greek bailout package. Other gains stemmed from currency trading, where the Japanese Yen was the major contributor. The Trust’s models quickly reacted to a changing trend in the Yen, a result of Japan’s trade balance ending 2011 in deficit territory for the first time in 30 years, and profited on the 6.5% loss in the currency’s value against the Dollar. A portion of these gains were offset by losses experienced in the fixed income sector as investors rotated out of the safety of government debt.

March ended an overall profitable first quarter of 2012 with a pullback in performance. The majority of losses stemmed from a mid-month reversal of the longstanding upward trend in fixed income prices. Additional losses in foreign exchange trading were more than offset by gains in the commodities and equity indices sectors. The diversity of markets held in the Trust helped to mitigate losses as the fixed income sector experienced particularly high volatility. Better-than-expected economic data and the U.S. FOMC raising their assessment of the U.S. economy reduced the market’s expectation of additional Fed support and caused a move away from safe haven assets. Fixed income prices tumbled across the curve and the Trust’s long position in the sector suffered. Concerns over demand for commodities also caused losses for the Trust as signs of a slowing economy in China caused the depreciation of the commodity-linked currencies of Australia and New Zealand. Gains in equity indices and energies offset some losses as the Fed reaffirmed its easy-money policy, sending stocks higher, and the existing upward trend in oil and downward trend in natural gas extended.

2011 (For the Three Months Ending March 31)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Trust's risk exposure in the various market sectors traded is estimated in terms of Value at Risk ("VaR"). The Trust estimates VaR using a model based upon realized returns (with a confidence level of 97.5%) which involves constructing a distribution of actual daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Trust's VaR at a one day 97.5% confidence level of the Trust's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

The Trust uses approximately one quarter of realized portfolio's returns to estimate volatility. Normal distribution assumption is then applied to the volatility to generate the return distribution. The VaR is the 2.5 percentile of this distribution.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2012 and December 31, 2011 and the trading gains/losses by market category for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	3.22%
Currencies	0.72%	0.37%
Interest Rates	1.20%	(3.20)%
Stock Indices	0.55%	3.51%

Aggregate/Total	1.64%	3.90%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the three months ended March 31, 2012.

Of the 2012 year-to-date increase of 2.69% for Series A, approximately 3.90% was due to trading gains (before commissions) and approximately 0.09% was due to investment income, offset by approximately (1.30)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 2.82% for Series B, approximately 3.90% was due to trading gains (before commissions) and approximately 0.09% was due to investment income, offset by approximately (1.17)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 3.08% for Series W, approximately 3.90% was due to trading gains (before commissions) and approximately 0.09% was due to investment income, offset by approximately (0.91)% due to brokerage fees, management fees, service fees, incentive fees, operating costs and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2012 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2012.

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

            Not applicable

Item 4. Mine Safety Disclosures.

            Not applicable

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2012	By:	/s/ Stephen C. Roussin
Stephen C. Roussin Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.