Form 10-Q
period 2012-06-30
CAMPBELL FUND TRUST
filed 2012-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2012 and December 31, 2011 (Unaudited)	3-6

	Statements of Financial Condition as of June 30, 2012 and December 31, 2011 (Unaudited)	7

	Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	8

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	10-11

	Financial Highlights for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	12-14

	Notes to Financial Statements (Unaudited)	15-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	26-31

Item 4.	Controls and Procedures.	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

THE CAMPBELL FUND TRUST CONDENSED SCHEDULE OF INVESTMENTS JUNE 30, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Australia
	Financials	$10,396,658	2.57%
	(cost $10,400,000)
	Canada
	Financials	$25,265,850	6.26%
	(cost $25,253,067)
	Finland
	Financials	$11,797,161	2.92%
	(cost $11,800,041)
	Norway
	Financials	$14,005,964	3.47%
	(cost $14,000,000)
	Total Bank Deposits (cost $61,453,108)	$61,465,633	15.22%

	Commercial Paper
	United States
$14,000,000	Financials ING America Insurance Holdings, Inc. Due 07/02/2012	$13,999,696	3.47%
$14,000,000	ING America Insurance Holdings, Inc. Due 07/06/2012	$13,999,292	3.47%
	Other	$13,992,044	3.46%
	Industrials	$25,681,759	6.36%
	Materials	$26,997,704	6.68%
	Utilities	$40,496,647	10.02%
	Total Commercial Paper (cost $135,159,536)	$135,167,142	33.46%

	Corporate Bonds
	Switzerland
	Financials	$6,450,000	1.60%
	(cost $6,451,023)
	United States
	Financials	$71,007,005	17.58%
	(cost $70,977,096)
	Total Corporate Bonds (cost $77,428,119)	$77,457,005	19.18%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2012 (Unaudited)

	Government And Agency Obligations
	United States
	U.S. Government Agency	$27,531,780	6.81%
$67,500,000	U.S. Treasury Bill U.S. Treasury Bill * Due 09/27/2012	$67,484,661	16.71%
	Total Government And Agency Obligations (cost $94,997,794)	$95,016,441	23.52%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$158	0.00%
	(cost $158)
	Total Fixed Income Securities ** (cost $369,038,715)	$369,106,379	91.38%

LONG FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$2,631,704	0.65%
	Metals	$661,183	0.16%
	Stock indices	$674,492	0.17%
	Short-term interest rates	$(530,585)	(0.13)%
	Long-term interest rates	$(1,732,325)	(0.43)%
	Total long futures contracts	$1,704,469	0.42%

SHORT FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$(2,095,454)	(0.52)%
	Energy	$(2,545,610)	(0.63)%
	Metals	$(624,071)	(0.15)%
	Stock indices	$(1,729,134)	(0.43)%
	Short-term interest rates	$270	0.00%
	Long-term interest rates	$(4,468)	0.00%
	Total short futures contracts	$(6,998,467)	(1.73)%

	Total futures contracts	$(5,293,998)	(1.31)%

FORWARD CURRENCY CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Various long forward currency contracts	$4,203,802	1.04%
	Various short forward currency contracts	$(11,253,398)	(2.79)%
	Total forward currency contracts	$(7,049,596)	(1.75)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $39,990,711 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,767,798	3.41%
	(cost $12,764,148)
	Netherlands
	Financials	$12,499,978	3.34%
	(cost $12,500,000)
	Total Bank Deposits (cost $25,264,148)	$25,267,776	6.75%

	Commercial Paper
	United States
$10,075,000	Financials ING America Insurance Holdings Inc. Due 01/03/2012	$10,074,922	2.69%
$12,000,000	ING America Insurance Holdings Inc. Due 01/04/2012	$11,999,533	3.20%
	Other	$11,999,140	3.20%
	Materials	$12,478,321	3.33%
	Services	$12,499,320	3.34%
	Utilities	$39,618,269	10.58%
	Total Commercial Paper (cost $98,665,851)	$98,669,505	26.34%

	Corporate Bonds
	Switzerland
	Financials	$6,529,664	1.74%
	(cost $6,543,542)
	United States
	Financials	$52,348,609	13.98%
	Materials	$4,054,837	1.08%
	Total United States (cost $56,307,036)	$56,403,446	15.06%

	Total Corporate Bonds (cost $62,850,578)	$62,933,110	16.80%

	Government And Agency Obligations
	United States
$16,625,000	U.S. Government Agency Federal Home Loan Mortgage Corp. 0.5% Due 02/08/2013	$16,627,660	4.44%
$12,500,000	Federal Home Loan Mortgage Corp. 0.55% Due 09/09/2013	$12,484,700	3.33%
$10,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 08/22/2013	$10,003,600	2.67%
$13,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 10/25/2013	$13,001,794	3.47%
$12,000,000	Federal Home Loan Mortgage Corp. Step Up #TR 00424 Due 07/26/2013	$11,991,840	3.20%
	Other	$4,997,900	1.33%
$16,400,000	U.S. Treasury Bill U.S. Treasury Bills* Due 02/02/2012	$16,400,000	4.38%
	Total Government And Agency Obligations (cost $85,525,947)	$85,507,494	22.82%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

Short Term Investments
United States
Short Term Investments	$127	0.00%
(cost $127)
Total Fixed Income Securities ** (cost $272,306,651)	$272,378,012	72.71%

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$58,376	0.01%
Energy	$(27,330)	(0.01)%
Metals	$102,079	0.03%
Stock indices	$860,496	0.23%
Short-term interest rates	$566,770	0.15%
Long-term interest rates	$4,454,229	1.19%
Total long futures contracts	$6,014,620	1.60%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(2,673,080)	(0.71)%
Energy	$862,051	0.23%
Metals	$1,629,572	0.43%
Stock indices	$172,827	0.05%
Short-term interest rates	$(821)	0.00%
Total short futures contracts	$(9,451)	0.00%

Total futures contracts	$6,005,169	1.60%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$105,868	0.03%
Various short forward currency contracts	$7,903,682	2.11%
Total forward currency contracts	$8,009,550	2.14%

*	Pledged as collateral for the trading of forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $0 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF FINANCIAL CONDITION June 30, 2012 and December 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$37,651,273	$49,135,636
Restricted cash	4,593,440	34,189,502
Fixed income securities - (cost $39,990,711 and $0, respectively)	39,990,711	0
Net unrealized gain (loss) on open futures contracts	(5,293,998)	6,005,169
Total equity in futures broker trading accounts	76,941,426	89,330,307

Cash and cash equivalents	8,855,791	8,935,724
Fixed income securities (cost $329,048,004 and $272,306,651, respectively)	329,115,668	272,378,012
Net unrealized gain (loss) on open forward currency contracts	(7,049,596)	8,009,550
Interest receivable	647,823	405,242
Subscriptions receivable	78,728	0
Total assets	$408,589,840	$379,058,835

LIABILITIES
Accounts payable	$141,890	$125,238
Management fee	1,297,182	1,205,071
Service fee	8,735	7,149
Accrued commissions and other trading fees on open contracts	54,887	42,489
Offering costs payable	82,791	63,138
Redemptions payable	3,100,942	2,983,337
Total liabilities	4,686,427	4,426,422

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 72,975.071 and 57,271.409 units outstanding at June 30, 2012 and December 31, 2011	184,918,273	140,986,636
Series B Units - Redeemable
Managing Operator - 0.000 and 20.360 units outstanding at June 30, 2012 and December 31, 2011, respectively	0	51,185
Other Unitholders - 76,207.558 and 85,812.139 units outstanding at June 30, 2012 and December 31, 2011, respectively	197,710,988	215,730,706
Series W Units - Redeemable
Other Unitholders - 8,008.676 and 6,975.389 units outstanding at June 30, 2012 and December 31, 2011, respectively	21,274,152	17,863,886
Total unitholders' capital (Net Asset Value)	403,903,413	374,632,413

Total liabilities and unitholders' capital (Net Asset Value)	$408,589,840	$379,058,835

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$21,808,922	$(210,868)	$36,581,772	$(4,965,615)
Change in unrealized	(10,005,167)	(7,963,308)	(11,299,167)	(11,411,958)
Brokerage commissions	(394,083)	(348,204)	(833,416)	(582,788)
Net gain (loss) from futures trading	11,409,672	(8,522,380)	24,449,189	(16,960,361)

Forward currency and options on forward
currency trading gains (losses)
Realized	(805,054)	8,318,229	9,734,014	9,252,490
Change in unrealized	(5,760,270)	1,811,493	(15,059,146)	(5,486,846)
Brokerage commissions	(24,495)	(52,327)	(41,029)	(84,069)
Net gain (loss) from forward currency and options on forward currency trading	(6,589,819)	10,077,395	(5,366,161)	3,681,575

Total net trading gain (loss)	4,819,853	1,555,015	19,083,028	(13,278,786)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	471,894	299,241	802,225	635,511
Realized gain (loss) on fixed income securities	729	960	12,160	5,821
Change in unrealized gain (loss) on fixed income securities	(2,039)	(8,015)	(3,697)	(16,577)
Total investment income	470,584	292,186	810,688	624,755

Expenses
Management fee	3,917,640	3,541,127	7,721,398	6,954,438
Service fee	26,549	18,287	50,628	32,856
Performance fee	8,863	0	8,874	0
Operating expenses	149,423	118,018	288,490	250,377

Total expenses	4,102,475	3,677,432	8,069,390	7,237,671

Net investment income (loss)	(3,631,891)	(3,385,246)	(7,258,702)	(6,612,916)

NET INCOME (LOSS)	$1,187,962	$(1,830,231)	$11,824,326	$(19,891,702)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)
Series A	$1.04	$(28.47)	$62.48	$(159.67)
Series B	$12.28	$(6.93)	$88.54	$(142.62)
Series W	$19.50	$(17.47)	$94.95	$(136.33)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$6.01	$(14.89)	$72.26	$(150.27)
Series B	$9.48	$(11.88)	$80.38	$(145.94)
Series W	$16.57	$(5.89)	$95.40	$(134.55)

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE PERIOD
Series A	66,351.974	37,650.158	62,541.842	33,489.679
Series B	78,682.909	95,477.829	81,350.070	97,231.197
Series W	7,825.255	5,528.644	7,518.175	4,964.823

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$11,824,326	$(19,891,702)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income	26,362,010	16,915,381
(Increase) decrease in restricted cash	29,596,062	(47,781,505)
(Increase) decrease in option premiums paid	0	406,583
Increase (decrease) in option premiums received	0	107,033
Increase (decrease) in payable for securities purchased	0	9,998,364
(Increase) decrease in interest receivable	(242,581)	(319,975)
Increase (decrease) in accounts payable and accrued expenses	122,747	(384,629)
Purchases of investments in fixed income securities	(8,124,775,656)	(7,485,927,022)
Sales/maturities of investments in fixed income securities	8,028,043,592	7,489,261,654

Net cash from (for) operating activities	(29,069,500)	(37,615,818)

Cash flows from (for) financing activities
Addition of units	49,557,897	47,551,154
Increase (decrease) in subscription deposits	0	2,405,000
Redemption of units	(31,618,182)	(22,466,318)
Offering costs paid	(434,511)	(232,779)
Net cash from (for) financing activities	17,505,204	27,257,057

Net increase (decrease) in cash and cash equivalents	(11,564,296)	(10,358,761)

Unrestricted cash
Beginning of period	58,071,360	59,836,098

End of period	$46,507,064	$49,477,337

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$37,651,273	$39,026,557
Cash and cash equivalents	8,855,791	10,450,780

Total end of period cash and cash equivalents	$46,507,064	$49,477,337

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	20.360	$51,185	85,812.139	$215,730,706	85,832.499	$215,781,891

Net income (loss) for the six months ended
June 30, 2012		1,878		7,201,173		7,203,051
Additions	0.000	0	165.380	449,310	165.380	449,310
Redemptions	(20.360)	(53,063)	(9,769.961)	(25,670,201)	(9,790.321)	(25,723,264)
Balances at June 30, 2012	0.000	$0	76,207.558	$197,710,988	76,207.558	$197,710,988

Six Months Ended June 30, 2011

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss) for the six months ended
June 30, 2011		(2,971)		(13,864,422)		(13,867,393)
Additions	0.000	0	369.363	963,859	369.363	963,859
Redemptions	0.000	0	(6,852.631)	(17,874,196)	(6,852.631)	(17,874,196)
Balances at June 30, 2011	20.360	$51,116	92,859.585	$233,130,649	92,879.945	$233,181,765

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

$2,594.37	$2,513.99	$2,510.57	$2,656.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	57,271.409	$140,986,636	6,975.389	$17,863,886

Net income (loss) for the six months ended
June 30, 2012		3,907,448		713,827
Additions	17,575.354	45,262,370	1,468.688	3,924,945
Redemptions	(1,871.692)	(4,834,645)	(435.401)	(1,177,878)
Offering costs		(403,536)		(50,628)
Balances at June 30, 2012	72,975.071	$184,918,273	8,008.676	$21,274,152

Six Months Ended June 30, 2011

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss) for the six months ended
June 30, 2011		(5,347,458)		(676,851)
Additions	15,880.788	40,642,128	2,184.383	5,721,643
Redemptions	(295.746)	(751,111)	(215.219)	(560,291)
Offering costs		(215,487)		(32,856)
Balances at June 30, 2011	42,858.380	$105,671,236	6,129.283	$15,598,614

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

$2,533.99	$2,461.73	$2,465.59	$2,615.86

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

$2,656.39	$2,560.99	$2,544.93	$2,679.48

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2012 and 2011
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,527.98	$2,480.48	$2,461.73	$2,615.86

Income (loss) from operations:
Total net trading gains (losses) (1)	33.23	12.81	126.99	(95.01)
Net investment income (loss)(1)	(23.98)	(24.49)	(48.28)	(48.83)

Total net income (loss) from operations	9.25	(11.68)	78.71	(143.84)

Offering costs (1)	(3.24)	(3.21)	(6.45)	(6.43)

Net asset value per unit at end of period	$2,533.99	$2,465.59	$2,533.99	$2,465.59

Total Return (3)	0.24%	(0.60)%	2.94%	(5.74)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.13%	4.04%	4.12%	3.97%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.13%	4.04%	4.12%	3.97%

Net investment income (loss)(2),(4)	(3.67)%	(3.78)%	(3.71)%	(3.69)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,584.89	$2,522.45	$2,513.99	$2,656.51

Income (loss) from operations:
Total net trading gains (losses) (1)	33.89	12.58	129.65	(96.30)
Net investment income (loss)(1)	(24.41)	(24.46)	(49.27)	(49.64)

Total net income (loss) from operations	9.48	(11.88)	80.38	(145.94)

Net asset value per unit at end of period	$2,594.37	$2,510.57	$2,594.37	$2,510.57

Total Return (3)	0.37%	(0.47)%	3.20%	(5.49)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.21%	4.15%	4.22%	4.11%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.21%	4.15%	4.22%	4.11%

Net investment income (loss)(2),(4)	(3.73)%	(3.87)%	(3.80)%	(3.81)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,639.82	$2,550.82	$2,560.99	$2,679.48

Income (loss) from operations:
Total net trading gains (losses) (1)	35.30	12.72	132.80	(97.58)
Net investment income (loss)(1)	(15.34)	(15.30)	(30.67)	(30.35)

Total net income (loss) from operations	19.96	(2.58)	102.13	(127.93)

Offering costs (1)	(3.39)	(3.31)	(6.73)	(6.62)

Net asset value per unit at end of period	$2,656.39	$2,544.93	$2,656.39	$2,544.93

Total Return (3)	0.63%	(0.23)%	3.73%	(5.02)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.67%	2.57%	2.66%	2.53%
Performance fee (3)	0.02%	0.00%	0.02%	0.00%

Total expenses	2.69%	2.57%	2.68%	2.53%

Net investment income (loss)(2),(4)	(2.20)%	(2.31)%	(2.24)%	(2.24)%

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
JUNE 30, 2012 (Unaudited)

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

D.  Fair Value

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2012 and December 31, 2011 and the periods ended June 30, 2012 and 2011, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$369,106,379	$0	$369,106,379
Other Financial Instruments
Exchange-traded futures contracts	(5,293,998)	0	0	(5,293,998)
Forward currency contracts	0	(7,049,596)	0	(7,049,596)
Total	$(5,293,998)	$362,056,783	$0	$356,762,785

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$272,378,012	$0	$272,378,012
Other Financial Instruments
Exchange-traded futures contracts	6,005,169	0	0	6,005,169
Forward currency contracts	0	8,009,550	0	8,009,550
Total	$6,005,169	$280,387,562	$0	$286,392,731

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2012 and the year ended December 31, 2011.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

  E.  Cash and Cash Equivalents

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2012 and  December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,882,634 and $2,848,875 for Series A units and $572,369 and $578,115 for Series W units, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

 H.  Foreign Currency Transactions

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

  J.  Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS  ("ASU 2011-04"), to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  As of January 1, 2012, the Fund adopted the provisions of ASU 2011-04.  The adoption of ASU 2011-04 did not have a material impact on the Fund's financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented. The Trust is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

 Note 7.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2012 and 2011, Campbell & Company received redemption fees of $11,138 and $118, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer trusts subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2012 and December 31, 2011 was $67,484,661 and $16,400,000, respectively, which equals 17% and 4% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2012 and December 31, 2011 was $140,002 and $21,775, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures broker and interbank market maker at June 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $4,593,440 and $34,189,502 respectively, which equals 1% and 9% of Net Asset Value, respectively.

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

The Trust adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 is as follows:

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2012 Fair Value	Liability Derivatives at June 30, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,680,204	$(2,143,954)	$536,250
Energy Contracts	Net unrealized gain (loss) on open futures contracts	60,330	(2,605,940)	(2,545,610)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,581,677	(1,544,565)	37,112
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	720,238	(1,774,880)	(1,054,642)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	115,640	(645,955)	(530,315)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	240,457	(1,977,250)	(1,736,793)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	6,230,386	(13,279,982)	(7,049,596)
Totals		$11,628,932	$(23,972,526)	$(12,343,594)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$561,871	$(3,176,575)	$(2,614,704)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,069,580	(234,859)	834,721
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,315,558	(583,907)	1,731,651
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,166,337	(133,014)	1,033,323
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,049,308	(483,359)	565,949
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,648,643	(194,414)	4,454,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,831,895	(4,822,345)	8,009,550
Totals		$23,643,192	$(9,628,473)	$14,014,719
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended June 30, 2012	Trading Gains / (Losses) for the Three Months Ended June 30, 2011
Agriculture Contracts	$1,981,907	$(4,535,677)
Energy Contracts	(10,831,592)	(6,000,013)
Metal Contracts	2,926,319	(2,809,366)
Stock Indices Contracts	(13,766,060)	(5,032,937)
Short-Term Interest Rate Contracts	3,582,636	(4,137,551)
Long-Term Interest Rate Contracts	28,063,474	14,377,359
Forward Currency Contracts	(6,565,324)	12,448,999
Purchased Options on Forward Currency Contracts	0	(4,673,094)
Written Options on Forward Currency Contracts	0	2,355,395
Total	$5,391,360	$1,993,115

Type of Instrument	Trading Gains / (Losses) for the Six Months Ended June 30, 2012	Trading Gains / (Losses) for the Six Months Ended June 30, 2011
Agriculture Contracts	$4,739,352	$(4,663,456)
Energy Contracts	4,300,838	928,809
Metal Contracts	(2,414,710)	(4,317,949)
Stock Indices Contracts	(160,723)	(12,174,784)
Short-Term Interest Rate Contracts	4,843,429	(8,076,204)
Long-Term Interest Rate Contracts	14,174,549	11,975,478
Forward Currency Contracts	(5,325,132)	8,962,375
Purchased Options on Forward Currency Contracts	0	(9,358,996)
Written Options on Forward Currency Contracts	0	4,162,265
Total	$20,157,603	$(12,562,462)

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Three Months Ended June 30, 2012	Trading Gains / (Losses) for the Three Months Ended June 30, 2011
Futures trading gains (losses):
Realized **	$21,961,851	$(173,299)
Change in unrealized	(10,005,167)	(7,963,308)
Forward currency and options on forward currency trading gains (losses):
Realized	(805,054)	8,318,229
Change in unrealized	(5,760,270)	1,811,493
Total	$5,391,360	$1,993,115
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Six Months Ended June 30, 2012	Trading Gains / (Losses) for the Six Months Ended June 30, 2011
Futures trading gains (losses):
Realized **	$36,781,902	$(4,916,148)
Change in unrealized	(11,299,167)	(11,411,958)
Forward currency and options on forward currency trading gains (losses):
Realized	9,734,014	9,252,490
Change in unrealized	(15,059,146)	(5,486,846)
Total	$20,157,603	$(12,562,462)
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 34,000 and 26,300 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,019,700,000 and $4,171,800,000 respectively.

For the six months ended June 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 34,400 and 22,500 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $1,755,300,000 and $3,793,600,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is September 2012. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

 Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2012 and December 31, 2011, the statements of operations and financial highlights for the three months and six months ended June 30, 2012 and 2011, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2012, and the results of operations and financial highlights for the three months and six months ended June 30, 2012 and 2011, and cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2012 and 2011.

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

As of June 30, 2012, the aggregate capitalization of the Trust was $403,903,413 with Series A, Series B and Series W comprising $184,918,273, $197,710,988 and $21,274,152, respectively, of the total. The Net Asset Value per Unit was $2,533.99 for Series A, $2,594.37 for Series B, and $2,656.39 for Series W.

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

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gains (losses) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward and option contracts which are traded in the inter-bank market).

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

Results of Operations

The returns for Series A for the six months ended June 30, 2012 and 2011 were 2.94% and (5.74)%. The returns for Series B for the six months ended June 30, 2012 and 2011 were 3.20% and (5.49)%, respectively. The returns for Series W for the six months ended June 30, 2012 and 2011 were 3.73% and (5.02)%, respectively.

2012 (For the Six Months Ending June 30)

Of the 2012 year-to-date increase of 2.94% for Series A, approximately 5.32% was due to trading gains (before commissions) and approximately 0.20% was due to investment income, offset by approximately 2.58% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 3.20% for Series B, approximately 5.32% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately 2.33% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 3.73% for Series W, approximately 5.32% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately 1.80% due to brokerage fees, management fees, performance fees, service fees, incentive fees, operating costs and offering costs borne by Series W.

During the six months ended June 30, 2012, the Trust accrued management fees in the amount of $7,721,398 and paid management fees in the amount of $7,629,287. Performance fees were accrued in the amount of $8,874 and paid in the amount of $8,874.

An analysis of the 5.32% gross trading gains for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.71%
Currencies	(1.23)
Interest Rates	4.77
Stock Indices	0.07
5.32%

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

A profitable April began the second quarter of 2012 with gains coming from the fixed income sector.  The other three sectors, commodities, foreign exchange, and stock indices, detracted from the Trust’s performance.  Markets continue to exhibit high volatility and a high sensitivity to headlines in the news, creating both challenges and opportunities for participants. Softer economic data, increased expectations of action from central banks, and continued uncertainty in Europe pushed fixed income markets higher in April, leading gains in the Trust’s portfolio.  A portion of these gains were offset by losses experienced in the equity markets from long positions in global stock index futures.  Additional losses were recorded in the commodity markets from the Trust’s long positions in the energy markets as petroleum prices consolidated through the month of April with gasoline underperforming the complex.  The price action in energies revealed a pause in the geopolitical fears that have gripped the markets for much of the year as well as a pause in the excitement over the better than expected economic performance in the US through Q1.  Losses were also experienced in the foreign exchange markets from the Trust’s short positions in the Japanese Yen.  The value of the Yen strengthened by almost 3% as the Bank of Japan, who was under pressure to deliver more easing at the end of the month, and broadly disappointed the markets.

The Trust’s strategies recorded gains in three of four sectors traded in May. Continued problems in Europe and signs of a slowing global economy helped push safe haven asset prices higher and caused risk assets to fall. The fixed income, foreign exchange, and commodity sectors were profitable for the Trust while the equity indices sector detracted from performance. The primary source of returns in May came from the fixed income sector. Weaker economic numbers and persisting uncertainty across the euro zone drove many fixed income yields to record lows, negative in some cases, and benefited the Trust’s long position in global government bond futures. Increased safe haven demand produced additional gains in the foreign exchange sector from the Trust’s long positions in the U.S. Dollar, particularly vs. the Euro currency. The U.S. Dollar reached its highest level since September 2010 with the Dollar Index (DXY) up over 5% on the month. Ongoing efforts by the Bank of Japan and the Swiss National Bank to limit their currency’s strength helped bolster the appeal of the Dollar. Smaller gains were recorded in the commodity markets from the Trust’s short positions in cotton as the soft commodity sold-off all month and ended the month down 21.5% on increasing global supply and falling demand in China. Additional gains in the commodity markets came from short positions in base and precious metals. A portion of these gains were offset by losses in the equity markets from positions in U.S. and global stock index futures as the markets sold off aggressively on the back of concerns about a possible Greek exit from the European Union, Spain’s struggle to recapitalize its’ banks, and softer global economic data.

The Trust experienced losses in all sectors during the month of June, ending the quarter relatively flat on a gross basis. Global market moves caused by unexpected policy responses from the E.U. summit on the final day of the month reversed gains in profitable sectors and exacerbated losses in unprofitable sectors. Foreign exchange markets led losses in June from a long position in the U.S. Dollar, particularly against the Euro. The Euro rallied into month-end on market optimism from the E.U. summit after European leaders agreed to recapitalize banks directly from the bailout Trust and to remove ESM seniority for Spain. These developments, combined with the formation of a government in Greece, caused a decline in safe haven asset prices and recorded losses in the Trust’s long global government bond and short European stock index positions. In the commodity markets, natural gas prices increased on warmer-than-normal weather, low storage injection numbers from the EIA, and a tropical storm in the Gulf, leading to losses from the Trust’s short position. The rally in coffee prices on supply concerns out of Brazil also led to losses from the Trust’s short position in the soft commodity.

2011 (For the Six Months Ending June 30)

Of the 2011 year-to-date decrease of (5.74)% for Series A, approximately (3.40)% was due to trading losses (before commissions) and approximately (2.48)% was due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.14% due to investment income.

Of the 2011 year-to-date decrease of (5.49)% for Series B, approximately (3.40)% was due to trading losses (before commissions) and approximately (2.24)% was due to brokerage fees, management fees operating costs and offering costs borne by Series B, offset by approximately 0.15% due to investment income.

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

An analysis of the (3.40)% gross trading losses for the Trust for the period by sector is as follows:

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.69%	1.71%
Currencies	0.66%	(1.23)%
Interest Rates	0.85%	4.77%
Stock Indices	0.61%	0.07%

Aggregate/Total	1.74%	5.32%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the six months ended June 30, 2012.

Of the 2012 year-to-date increase of 2.94% for Series A, approximately 5.32% was due to trading gains (before commissions) and approximately 0.20% was due to investment income, offset by approximately 2.58% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 3.20% for Series B, approximately 5.32% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately 2.33% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 3.73% for Series W, approximately 5.32% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately 1.80% due to brokerage fees, management fees, performance fees, service fees, incentive fees, operating costs and offering costs borne by Series W.

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

Of the (5.89)% return for the year ended 2011 for Series A, approximately (1.14)% was due to trading losses (before commissions) and approximately (5.08)% was due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A, offset by approximately 0.33% due to investment income.

Of the (5.36)% return for the year ended 2011 for Series B, approximately (1.14)% was due to trading losses (before commissions) and approximately (4.56)% was due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.34% due to investment income.

Of the (4.42)% return for the year ended 2011 for Series W, approximately (1.14)% was due to trading losses (before commissions) and approximately (3.61)% was due to brokerage fees, management fees, performance fees, sales commissions, operating costs and offering costs borne by Series W, offset by approximately 0.33% due to investment income.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2012 by market sector.

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

Stock Indices

The Trust’s primary equity exposure is to equity price risk in the G-7 countries and several other countries or regions (Australia, Hong Kong, Spain, Taiwan and the Netherlands). The stock index futures traded by the Trust are limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust’s positions being “whipsawed” into numerous small losses.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2012.

Foreign Currency Balances

The Trust’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities

The Trust’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Horizon, has authority to make certain investments on behalf of the Trust. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Trust but provides no guarantee that any profit or interest will accrue to the Trust as a result of such management.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2012	By:	/s/ Stephen C. Roussin
Stephen C. Roussin Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.