Form 10-Q
period 2012-09-30
CAMPBELL FUND TRUST
filed 2012-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 (Unaudited)	3-6

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011 (Unaudited)	7

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	8

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	9

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	10-11

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	12-14

	Notes to Financial Statements (Unaudited)	15-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	27-32

Item 4.	Controls and Procedures.	32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

SIGNATURES		34

THE CAMPBELL FUND TRUST CONDENSED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Bank Deposits
	Australia
	Financials	$10,402,787	2.32%
	(cost $10,400,000)
	Canada
	Financials	$15,512,834	3.46%
	(cost $15,500,138)
	Finland
	Financials	$11,808,001	2.64%
	(cost $11,800,102)
	Total Bank Deposits (cost $37,700,240)	$37,723,622	8.42%

	Commercial Paper
	United States
$22,462,000	Consumer Discretionary Hasbro, Inc. Due 10/01/2012	$22,461,326	5.01%
	Energy	$49,835,990	11.13%
	Financials
$23,326,000	ING America Insurance Holdings, Inc. Due 10/01/2012	$23,324,834	5.21%
	Other	$28,471,600	6.36%
	Materials	$28,992,700	6.47%
	Industrials	$19,999,600	4.46%
	Utilities	$14,499,698	3.24%
	Total Commercial Paper (cost $187,613,104)	$187,585,748	41.88%

	Corporate Bonds
	United States
	Financials	$85,576,226	19.11%
	(cost $85,533,265)

	Government And Agency Obligations
	United States
	U.S. Government Agency	$15,389,805	3.44%
$44,500,000	U.S. Treasury Bill U.S. Treasury Bill * Due 10/25/2012	$44,498,309	9.93%
$17,000,000	U.S. Treasury Bill * Due 12/27/2012	$16,996,090	3.79%
	Total Government And Agency Obligations (cost $76,853,721)	$76,884,204	17.16%

	Short Term Investments
	United States
	Short Term Investments	$823	0.00%
	(cost $823)
	Total Fixed Income Securities ** (cost $387,701,153)	$387,770,623	86.57%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(377,805)	(0.08)%
Energy	$1,726,853	0.38%
Metals	$6,543,373	1.46%
Stock indices	$(3,369,003)	(0.75)%
Short-term interest rates	$839,071	0.19%
Long-term interest rates	$3,012,597	0.67%
Net long futures contracts	$8,375,086	1.87%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(178,857)	(0.04)%
Energy	$(15,740)	(0.01)%
Metals	$(5,415,855)	(1.21)%
Short-term interest rates	$(57,122)	(0.01)%
Net short futures contracts	$(5,667,574)	(1.27)%

Net unrealized gain (loss) on open futures contracts	$2,707,512	0.60%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$11,256,354	2.52%
Various short forward currency contracts	$(6,792,995)	(1.52)%
Net unrealized gain (loss) on open forward currency contracts	$4,463,359	1.00%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $44,498,309 deposited with the futures broker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

Short Term Investments
United States
Short Term Investments	$127	0.00%
(cost $127)
Total Fixed Income Securities ** (cost $272,306,651)	$272,378,012	72.71%

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$58,376	0.01%
Energy	$(27,330)	(0.01)%
Metals	$102,079	0.03%
Stock indices	$860,496	0.23%
Short-term interest rates	$566,770	0.15%
Long-term interest rates	$4,454,229	1.19%
Net long futures contracts	$6,014,620	1.60%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(2,673,080)	(0.71)%
Energy	$862,051	0.23%
Metals	$1,629,572	0.43%
Stock indices	$172,827	0.05%
Short-term interest rates	$(821)	0.00%
Net short futures contracts	$(9,451)	0.00%

Net unrealized gain (loss) on open futures contracts	$6,005,169	1.60%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$105,868	0.03%
Various short forward currency contracts	$7,903,682	2.11%
Net unrealized gain (loss) on open forward currency contracts	$8,009,550	2.14%

*	Pledged as collateral for the trading of forward positions.
**	Included in fixed income securities is U.S. Treasury Bills with a fair value of $0 deposited with the futures broker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF FINANCIAL CONDITION September 30, 2012 and December 31, 2011 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$29,849,777	$49,135,636
Restricted cash	11,320,045	34,189,502
Fixed income securities - (cost $44,498,554 and $0, respectively)	44,498,309	0
Net unrealized gain (loss) on open futures contracts	2,707,512	6,005,169
Total equity in futures broker trading accounts	88,375,643	89,330,307

Cash and cash equivalents	14,695,665	8,935,724
Fixed income securities (cost $343,202,599 and $272,306,651, respectively)	343,272,314	272,378,012
Net unrealized gain (loss) on open forward currency contracts	4,463,359	8,009,550
Interest receivable	1,091,615	405,242
Subscriptions receivable	37,866	0
Total assets	$451,936,462	$379,058,835

LIABILITIES
Accounts payable	$215,766	$125,238
Management fee	1,417,079	1,205,071
Performance fee payable	104,220	0
Service fee	10,184	7,149
Accrued commissions and other trading fees on open contracts	77,373	42,489
Offering costs payable	98,945	63,138
Redemptions payable	2,074,124	2,983,337
Total liabilities	3,997,691	4,426,422

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 85,874.794 and 57,271.409 units outstanding at September 30, 2012 and December 31, 2011, respectively	224,755,870	140,986,636
Series B Units - Redeemable
Managing Operator - 0.000 and 20.360 units outstanding at September 30, 2012 and December 31, 2011, respectively	0	51,185
Other Unitholders - 73,939.364 and 85,812.139 units outstanding at September 30, 2012 and December 31, 2011, respectively	198,405,930	215,730,706
Series W Units - Redeemable
Other Unitholders - 9,039.840 and 6,975.389 units outstanding at September 30, 2012 and December 31, 2011, respectively	24,776,971	17,863,886
Total unitholders' capital (Net Asset Value)	447,938,771	374,632,413

Total liabilities and unitholders' capital (Net Asset Value)	$451,936,462	$379,058,835

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$8,910,801	$23,119,773	$45,492,573	$18,154,158
Change in unrealized	8,001,510	8,632,911	(3,297,657)	(2,779,047)
Brokerage commissions	(492,425)	(334,306)	(1,325,841)	(917,094)
Net gain (loss) from futures trading	16,419,886	31,418,378	40,869,075	14,458,017

Forward currency and options on forward
currency trading gains (losses)
Realized	(10,087,703)	(4,836,926)	(353,689)	4,415,564
Change in unrealized	11,512,955	(10,522,367)	(3,546,191)	(16,009,213)
Brokerage commissions	(33,521)	(33,083)	(74,550)	(117,152)
Net gain (loss) from forward currency and options on forward currency trading	1,391,731	(15,392,376)	(3,974,430)	(11,710,801)

Total net trading gain (loss)	17,811,617	16,026,002	36,894,645	2,747,216

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	478,625	270,051	1,280,850	905,562
Realized gain (loss) on fixed income securities	(1,755)	333	10,405	6,154
Change in unrealized gain (loss) on fixed income securities	1,806	(160,883)	(1,891)	(177,460)
Total investment income	478,676	109,501	1,289,364	734,256

Expenses
Management fee	4,182,978	3,784,632	11,904,376	10,739,070
Service fee	29,175	21,443	79,803	54,299
Performance fee	108,003	5,222	116,877	5,222
Operating expenses	253,844	131,995	542,334	382,372

Total expenses	4,574,000	3,943,292	12,643,390	11,180,963

Net investment income (loss)	(4,095,324)	(3,833,791)	(11,354,026)	(10,446,707)

NET INCOME (LOSS)	$13,716,293	$12,192,211	$25,540,619	$(7,699,491)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the period)
Series A	$80.69	$67.38	$150.13	$(61.49)
Series B	$90.83	$92.86	$176.97	$(55.53)
Series W	$82.33	$93.35	$179.87	$(17.40)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$83.26	$84.27	$155.52	$(66.00)
Series B	$88.99	$90.15	$169.37	$(55.79)
Series W	$84.47	$97.78	$179.87	$(36.77)

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE PERIOD
Series A	76,732.307	45,226.871	67,271.997	37,402.076
Series B	75,213.544	92,200.357	79,304.562	95,554.251
Series W	8,412.611	6,245.613	7,816.320	5,391.753

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$25,540,619	$(7,699,491)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income	6,845,739	18,965,720
(Increase) decrease in restricted cash	22,869,457	(21,996,093)
(Increase) decrease in option premiums paid	0	1,091,379
Increase (decrease) in option premiums received	0	(237,756)
(Increase) decrease in interest receivable	(686,373)	(393,113)
Increase (decrease) in accounts payable and accrued expenses	444,675	(285,592)
Purchases of investments in fixed income securities	(12,122,087,590)	(11,752,247,504)
Sales/maturities of investments in fixed income securities	12,006,693,088	11,755,303,759

Net cash from (for) operating activities	(60,380,385)	(7,498,691)

Cash flows from (for) financing activities
Addition of units	89,076,750	71,876,039
Redemption of units	(41,521,177)	(29,299,341)
Offering costs paid	(701,106)	(393,866)
Net cash from (for) financing activities	46,854,467	42,182,832

Net increase (decrease) in cash and cash equivalents	(13,525,918)	34,684,141

Unrestricted cash
Beginning of period	58,071,360	59,836,098

End of period	$44,545,442	$94,520,239

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$29,849,777	$83,697,856
Cash and cash equivalents	14,695,665	10,822,383

Total end of period cash and cash equivalents	$44,545,442	$94,520,239

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	20.360	$51,185	85,812.139	$215,730,706	85,832.499	$215,781,891

Net income (loss) for the nine months ended September 30, 2012		1,878		14,033,035		14,034,913
Additions	0.000	0	223.184	604,320	223.184	604,320
Redemptions	(20.360)	(53,063)	(12,095.959)	(31,962,131)	(12,116.319)	(32,015,194)
Balances at September 30, 2012	0.000	$0	73,939.364	$198,405,930	73,939.364	$198,405,930

Nine Months Ended September 30, 2011

Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss) for the nine months ended September 30, 2011		(1,136)		(5,304,584)		(5,305,720)
Additions	0.000	0	596.215	1,573,178	596.215	1,573,178
Redemptions	0.000	0	(8,786.577)	(23,111,567)	(8,786.577)	(23,111,567)
Balances at September 30, 2011	20.360	$52,951	91,152.491	$237,062,435	91,172.851	$237,115,386

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

$2,683.36	$2,513.99	$2,600.72	$2,656.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	57,271.409	$140,986,636	6,975.389	$17,863,886

Net income (loss) for the nine months ended
September 30, 2012		10,099,244		1,406,462
Additions	31,280.458	81,282,004	2,668.891	7,228,292
Redemptions	(2,677.073)	(6,954,904)	(604.440)	(1,641,866)
Offering costs		(657,110)		(79,803)
Balances at September 30, 2012	85,874.794	$224,755,870	9,039.840	$24,776,971

Nine Months Ended September 30, 2011

Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss) for the nine months ended
September 30, 2011		(2,299,956)		(93,815)
Additions	24,250.679	62,726,472	2,773.931	7,328,324
Redemptions	(657.633)	(1,702,057)	(351.505)	(931,422)
Offering costs		(365,610)		(54,299)
Balances at September 30, 2011	50,866.384	$129,702,013	6,582.545	$17,395,757

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

$2,617.25	$2,461.73	$2,549.86	$2,615.86

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

$2,740.86	$2,560.99	$2,642.71	$2,679.48

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,533.99	$2,465.59	$2,461.73	$2,615.86

Income (loss) from operations:
Total net trading gains (losses) (1)	111.63	114.38	238.77	19.88
Net investment income (loss)(1)	(25.07)	(26.79)	(73.48)	(76.10)

Total net income (loss) from operations	86.56	87.59	165.29	(56.22)

Offering costs (1)	(3.30)	(3.32)	(9.77)	(9.78)

Net asset value per unit at end of period	$2,617.25	$2,549.86	$2,617.25	$2,549.86

Total Return (3)	3.29%	3.42%	6.32%	(2.52)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.23%	4.16%	4.13%	4.04%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.23%	4.16%	4.13%	4.04%

Net investment income (loss)(2),(4)	(3.79)%	(4.05)%	(3.71)%	(3.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,594.37	$2,510.57	$2,513.99	$2,656.51

Income (loss) from operations:
Total net trading gains (losses) (1)	114.65	117.39	244.25	20.97
Net investment income (loss)(1)	(25.66)	(27.24)	(74.88)	(76.76)

Total net income (loss) from operations	88.99	90.15	169.37	(55.79)

Net asset value per unit at end of period	$2,683.36	$2,600.72	$2,683.36	$2,600.72

Total Return (3)	3.43%	3.59%	6.74%	(2.10)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.31%	4.23%	4.24%	4.17%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.31%	4.23%	4.24%	4.17%

Net investment income (loss)(2),(4)	(3.85)%	(4.12)%	(3.81)%	(3.89)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,656.39	$2,544.93	$2,560.99	$2,679.48

Income (loss) from operations:
Total net trading gains (losses) (1)	116.38	118.83	250.19	21.63
Net investment income (loss)(1)	(28.44)	(17.62)	(60.11)	(48.33)

Total net income (loss) from operations	87.94	101.21	190.08	(26.70)

Offering costs (1)	(3.47)	(3.43)	(10.21)	(10.07)

Net asset value per unit at end of period	$2,740.86	$2,642.71	$2,740.86	$2,642.71

Total Return (3)	3.18%	3.84%	7.02%	(1.37)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.74%	2.68%	2.67%	2.60%
Performance fee (3)	0.45%	0.01%	0.52%	0.01%

Total expenses	3.19%	2.69%	3.19%	2.61%

Net investment income (loss)(2),(4)	(2.30)%	(2.57)%	(2.25)%	(2.35)%

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
SEPTEMBER 30, 2012 (Unaudited)

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

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. The rights of the Series A units, Series B units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A and Series W commenced trading on October 1, 2008 and March 1, 2009, respectively.  The initial minimum subscription for Series A units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1G, Note 1I, Note 2 and Note 6 for an explanation of allocations and Series specific charges.

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
September 30, 2012 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2012 and December 31, 2011 and the periods ended September 30, 2012 and 2011, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Fair Value at September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$387,770,623	$0	$387,770,623
Other Financial Instruments
Exchange-traded futures contracts	2,707,512	0	0	2,707,512
Forward currency contracts	0	4,463,359	0	4,463,359
Total	$2,707,512	$392,233,982	$0	$394,941,494

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$272,378,012	$0	$272,378,012
Other Financial Instruments
Exchange-traded futures contracts	6,005,169	0	0	6,005,169
Forward currency contracts	0	8,009,550	0	8,009,550
Total	$6,005,169	$280,387,562	$0	$286,392,731

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2012 and the year ended December 31, 2011.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2012 and  December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,931,513 and $2,848,875 for Series A units and $580,637 and $578,115 for Series W units, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

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

 Note 4. ADMINISTRATOR

Effective August 1, 2012, SEI Global Services, Inc. (SEI) became the Administrator of the Trust. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.  The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

The Administration Agreement (the Agreement) with SEI is effective until July 31, 2015 and is automatically renewed for successive one year periods unless terminated by the Trust or SEI pursuant to giving of ninety days written notice prior to the last day of the current term. The Agreement may be terminated by the Trust or SEI giving at least thirty days prior notice in writing to the other party if at any time the other party or parties have been first (i) notified in writing that such party shall have materially failed to perform its duties and obligations under the Agreement (“Breach Notice”) and (ii) the party receiving the Breach Notice shall not have remedied the noticed failure within thirty days after receipt of the Breach Notice requiring it to be remedied.

 Note 5.  CASH MANAGER AND CUSTODIAN

The Trust appointed Horizon Cash Management LLC as (the "cash manager") under the Investment Advisory Agreement dated December 22, 2010 to manage and control the liquid assets of the Trust. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

 Note 6.  SERVICE FEE

The selling firms who sell Series W units receive a monthly service fee equal to 1/12 of 0.5% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.50% per year.

 Note 7.  DEPOSITS WITH FUTURES BROKER

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

 Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Note 9.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2012 and 2011, Campbell & Company received redemption fees of $11,193 and $4,301, respectively.

 Note 10.  TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, "derivatives"). Specifically, the Trust trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2012 and December 31, 2011 was $61,494,399 and $16,400,000, respectively, which equals 14% and 4% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2012 and December 31, 2011 was $55,600 and $21,775, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures broker and interbank market maker at September 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $11,320,045 and $34,189,502 respectively, which equals 3% and 9% of Net Asset Value, respectively.

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

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 is as follows:

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2012 Fair Value	Liability Derivatives at September 30, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$657,773	$(1,214,435)	$(556,662)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,795,382	(84,269)	1,711,113
Metal Contracts	Net unrealized gain (loss) on open futures contracts	7,720,415	(6,592,897)	1,127,518
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	348,394	(3,717,397)	(3,369,003)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	906,429	(124,480)	781,949
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,401,469	(388,872)	3,012,597
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	19,325,404	(14,862,045)	4,463,359
Totals		$34,155,266	$(26,984,395)	$7,170,871
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$561,871	$(3,176,575)	$(2,614,704)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,069,580	(234,859)	834,721
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,315,558	(583,907)	1,731,651
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,166,337	(133,014)	1,033,323
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,049,308	(483,359)	565,949
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,648,643	(194,414)	4,454,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,831,895	(4,822,345)	8,009,550
Totals		$23,643,192	$(9,628,473)	$14,014,719
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2012 and 2011 is as follows:
Type of Instrument	Trading Gains / (Losses) for the Three Months Ended September 30, 2012	Trading Gains / (Losses) for the Three Months Ended September 30, 2011
Agriculture Contracts	$2,546,778	$(9,020,457)
Energy Contracts	517,081	(5,084,181)
Metal Contracts	(169,952)	3,182,922
Stock Indices Contracts	10,328,421	(6,513,952)
Short-Term Interest Rate Contracts	4,102,224	10,718,343
Long-Term Interest Rate Contracts	(437,610)	38,353,446
Forward Currency Contracts	1,425,252	(15,294,359)
Purchased Options on Forward Currency Contracts	0	(2,271,933)
Written Options on Forward Currency Contracts	0	2,206,999
Total	$18,312,194	$16,276,828

Type of Instrument	Trading Gains / (Losses) for the Nine Months Ended September 30, 2012	Trading Gains / (Losses) for the Nine Months Ended September 30, 2011
Agriculture Contracts	$7,286,130	$(13,683,913)
Energy Contracts	4,817,919	(4,155,372)
Metal Contracts	(2,584,662)	(1,135,027)
Stock Indices Contracts	10,167,698	(18,688,736)
Short-Term Interest Rate Contracts	8,945,653	2,642,139
Long-Term Interest Rate Contracts	13,736,939	50,328,924
Forward Currency Contracts	(3,899,880)	(6,331,984)
Purchased Options on Forward Currency Contracts	0	(11,630,929)
Written Options on Forward Currency Contracts	0	6,369,264
Total	$38,469,797	$3,714,366

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Three Months Ended September 30, 2012	Trading Gains / (Losses) for the Three Months Ended September 30, 2011
Futures trading gains (losses):
Realized **	$8,885,432	$23,003,210
Change in unrealized	8,001,510	8,632,911
Forward currency and options on forward currency trading gains (losses):
Realized	(10,087,703)	(4,836,926)
Change in unrealized	11,512,955	(10,522,367)
Total	$18,312,194	$16,276,828
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Nine Months Ended September 30, 2012	Trading Gains / (Losses) for the Nine Months Ended September 30, 2011
Futures trading gains (losses):
Realized **	$45,667,334	$18,087,062
Change in unrealized	(3,297,657)	(2,779,047)
Forward currency and options on forward currency trading gains (losses):
Realized	(353,689)	4,415,564
Change in unrealized	(3,546,191)	(16,009,213)
Total	$38,469,797	$3,714,366
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 41,875 and 28,400 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $3,133,500,000 and $2,959,700,000 respectively.

For the nine months ended September 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 36,913 and 24,500 respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,214,700,000 and $3,389,300,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is December 2012. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

 Note 11.  INDEMNIFICATIONS

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

 Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2012 and December 31, 2011, the statements of operations and financial highlights for the three months and nine months ended September 30, 2012 and 2011, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2012, and the results of operations and financial highlights for the three months and nine months ended September 30, 2012 and 2011, and cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2012 and 2011.

 Note 13.  SUBSEQUENT EVENTS

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

As of September 30, 2012, the aggregate capitalization of the Trust was $447,938,771 with Series A, Series B and Series W comprising $224,755,870, $198,405,930 and $24,776,971, respectively, of the total. The Net Asset Value per Unit was $2,617.25 for Series A, $2,683.36 for Series B, and $2,740.86 for Series W.

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

Results of Operations

The returns for Series A for the nine months ended September 30, 2012 and 2011 were 6.32% and (2.52)%. The returns for Series B for the nine months ended September 30, 2012 and 2011 were 6.74% and (2.10)%, respectively. The returns for Series W for the nine months ended September 30, 2012 and 2011 were 7.02% and (1.37)%, respectively.

2012 (For the Nine Months Ending September 30)

Of the 2012 year-to-date increase of 6.32% for Series A, approximately 9.93% was due to trading gains (before commissions) and approximately 0.33% was due to investment income, offset by approximately 3.94% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 6.74% for Series B, approximately 9.93% was due to trading gains (before commissions) and approximately 0.34% was due to investment income, offset by approximately 3.53% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 7.02% for Series W, approximately 9.93% was due to trading gains (before commissions) and approximately 0.33% was due to investment income, offset by approximately 3.24% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs borne by Series W.

During the nine months ended September 30, 2012, the Trust accrued management fees in the amount of $11,904,376 and paid management fees in the amount of $11,692,369. Performance fees were accrued in the amount of $116,877 and paid in the amount of $12,657.

An analysis of the 9.93% gross trading gains for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Commodities	2.51%
Currencies	(0.76)
Interest Rates	5.80
Stock Indices	2.38
9.93%

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

During the month of July, Campbell’s trend following strategies recorded gains in the fixed income markets from our long position in global government bond futures.  Weaker than expected global economic data and heightened expectations for central bank action pushed prices higher.  Markets were pricing in central bank accommodation from the U.S. Fed, the European Central Bank (ECB), and the People's Bank of China (PBOC) at month end.  Additional gains were recorded in the commodity markets from long positions in corn, wheat and soybeans as hot, dry weather in the U.S. Mid-West sent the grain markets soaring to all-time highs.  Campbell was long the complex coming into the month and was able to take advantage of the surging prices brought on by the severe drought conditions.  In foreign exchange markets, our long position in the U.S. Dollar vs. the Swiss Franc and the Euro Currency was profitable in July.  The Euro made a 25 month low at 1.2043 after the ECB cut both the refinancing and the deposit rate in response to the ongoing crisis. The Swiss Franc also weakened as the Swiss National Bank continued to defend the 1.2000 EUR/CHF floor.

During the month of August, Campbell’s strategies experienced losses in the foreign exchange, fixed income, and commodity sectors, partially offset by gains in equity indices.  Increased central bank activity in Europe and the U.S. along with better-than-expected economic data in the U.S. caused significant moves in several global markets, driving losses in Campbell’s trend following strategies.  Campbell’s non-trend following strategies helped to mitigate losses, particularly in fixed income and equity indices.  In the foreign exchange markets, Campbell’s short positions in the Swiss Franc and the Euro currency vs. the U.S. Dollar suffered as rising expectations of ECB action threatened to remove some of the tail risks around the sovereign debt crisis.  The Swiss Franc emerged as one of the strongest G10 currencies for the month (+2.9%) as the Swiss National Bank reserves made new highs in an effort to defend the 1.2000 floor in EUR/CHF.  Additional losses were recorded in the commodity markets from our short positions in base metals and short position in cotton.  Prices increased across the base metals on a general covering of short positions in risk assets due to the anticipation of further central bank action.  Deteriorating U.S. crop conditions, Indian production worries, and speculation of Chinese purchases caused an increase in cotton prices and subsequent losses in Campbell’s short position in the soft commodity.  Smaller losses came from fixed income markets, resulting in part from Mario Draghi’s “whatever it takes” speech, with partially offsetting gains recorded from long equity indices positions in the sector.  Moves in the fixed income and equity indices sectors resulted generally from anticipation of ECB action and improving U.S. economic data.

The majority of September gains in the Trust came from the equity indices sector in both trend and non-trend following strategies.  Campbell’s long positions in global stock index futures benefited from rising equity index prices on the back of several central bank announcements of new quantitative easing measures, China’s proposal for new fiscal stimulus, and the German high court’s ruling to uphold the constitutionality of the Euro-zone’s permanent bailout mechanism.  Additional gains were recorded in foreign exchange trading, driven mainly by non-trend strategies, from our short positions in the U.S. Dollar vs. a basket of currencies.  The DXY index lost 2% in September as unlimited balance sheet expansion in the U.S. led investors to shift into other currencies like the New Zealand Dollar.  A portion of these gains were offset by losses experienced by trend following strategies in the fixed income markets from our long position in global government bond futures.  During a volatile month for bond prices, the U.S. 30 year contract finished the month almost 2 full points lower, as the market began to worry about the prospects of inflation.  Additional losses were recorded by our trend following models in the commodity markets from short positions in base metals as prices rallied sharply following the ECB’s commitment to buy unlimited bonds.

2011 (For the Nine Months Ending September 30)

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

An analysis of the 1.10% gross trading losses for the Trust for the period by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.80)%
Currencies	(2.76)
Interest Rates	13.99
Stock Indices	(5.33)
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

Volatility was extremely elevated in August stemming mainly from the S&P downgrade of the United States Triple-A credit rating after weeks of contentious political debate. Strong gains in fixed income were recorded during the month as risk appetite diminished sending yields in both the U.S. and European fixed income markets lower. However, the reduction in risk appetite was a primary driver for losses in currency trading, stock indices and commodities. As a consequence of market volatility, European Union regulators have implemented restrictions on short selling in various stock indices. Indeed, the Trust’s trading on your behalf is also subject to these restrictions and we have taken the appropriate action to be in compliance. While the Trust is still able to short certain stock index contracts in Europe, others have been temporarily removed from the portfolio. The Trust will continue to take advantage of stock market volatility (indirectly) through trading in currencies, bonds and commodities. On this side of the Atlantic, Campbell is also keeping up with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd Frank"), which is considered to be one of the most sweeping changes to financial regulation in the United States since the Great Depression. As currently proposed and interpreted, the only market we trade that will be subject to extensive regulations as a result of Dodd Frank are foreign exchange ("FX") over-the-counter ("OTC") options. As we continue to analyze the regulatory and related market and liquidity implications in these markets, we have made the conservative decision to suspend trading in FX OTC options for the foreseeable future. Trading in FX spot and forward contracts remains outside of the definition of "swaps" in the Dodd-Frank regulation guidelines. As such, we anticipate no change in our ability to continue to trade this sector, which remains a significant contributor to our overall diversified investment approach.

The markets were in risk aversion mode this month as the pressure of implementing fiscal austerity in the Eurozone continued. Negative sentiment in macroeconomic growth stoked fears of recessions and overwhelmed some tentative signs of optimism. The Trust was able to benefit from the flight out of risky assets as bond prices pushed higher. Equity Indices also yielded gains in the Trust, primarily from short positions in Europe and Asia as stocks globally finished lower. These gains were not enough to offset losses experienced in the other sectors. Risk assets struggled during the month, and the recipient of the need for perceived safety was the U.S. Dollar which was up nearly 6% for the month. The Trust, having been positioned with the prevailing trend of a weaker U.S. Dollar, recorded its largest losses in the Foreign Exchange sector as a result of the Greenback’s rally. The Trust’s models adjusted positioning in response to the dramatic move; however, the losses in this sector were difficult to offset. Commodities amplified the theme of bearish global macroeconomic conditions resulting in overall losses in the sector for the Trust. Precious metals reversed significantly, with nearly a 28% decline in silver and 11% in gold, perhaps implying deflation is on the horizon. Base metal positions helped dampen losses from energy trading, despite some well positioned shorts during the month. Uncertainty continues to plague the market which can prove challenging for a portfolio that has trend-following at its core. The Trust’s more nimble strategies helped dampen losses on these significant price reversals proving that diversification across all dimensions, including time horizon, is critical in any market condition.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.65%	2.51%
Currencies	0.60%	(0.76)%
Interest Rates	0.87%	5.80%
Stock Indices	0.74%	2.38%

Aggregate/Total	1.46%	9.93%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the nine months ended September 30, 2012.

Of the 2012 year-to-date increase of 6.32% for Series A, approximately 9.93% was due to trading gains (before commissions) and approximately 0.33% was due to investment income, offset by approximately 3.94% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 6.74% for Series B, approximately 9.93% was due to trading gains (before commissions) and approximately 0.34% was due to investment income, offset by approximately 3.53% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 7.02% for Series W, approximately 9.93% was due to trading gains (before commissions) and approximately 0.33% was due to investment income, offset by approximately 3.24% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2012 by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of September 30, 2012.

Foreign Currency Balances

The Trust’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

Item 4. Controls and Procedures

Campbell & Company, Inc., the managing operator of the Trust, with the participation of the managing operator’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Effective August 1, 2012, SEI Global Services, Inc. (SEI) became the administrator for the Trust. The administrator's primary responsibilities are portfolio accounting and fund accounting services including calculation of the Trust's net asset value. There were no additional changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            None

Item 1A. Risk Factors.

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable

Item 4. Mine Safety Disclosures.

            Not applicable

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company, Inc. (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Non-Custody Investment Advisory Agreement with Horizon Cash Management L.L.C., as cash manager (2)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 14, 2012	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.