Form 10-K
period 2012-12-31
CAMPBELL FUND TRUST
filed 2013-04-01
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2012, there were 94,682.288 Series A Units, 70,757.159 Series B Units and 12,383.204 Series W Units of Beneficial Interest issued and outstanding.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business.	1-7

Item 1A.	Risk Factors.	7-18

Item 1B.	Unresolved Staff Comments.	18

Item 2.	Properties.	18

Item 3.	Legal Proceedings.	18

Item 4.	Mine Safety Disclosures.	18

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	19

Item 6.	Selected Financial Data.	19-20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-36

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	37-42

Item 8.	Financial Statements and Supplementary Data.	42

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	42

Item 9A.	Controls and Procedures.	43

Item 9B.	Other Information.	43

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	44-46

Item 11.	Executive Compensation.	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	47

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	48

Item 14.	Principal Accounting Fees and Services.	48

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	49

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

As of December 31, 2012, the aggregate capitalization of the Trust was $447,606,407 with Series A, Series B and Series W comprising $235,009,679, $180,287,568 and $32,309,160, respectively, of the total. The Net Asset Value per Unit was $2,482.09 for Series A, $2,547.98 for Series B, and $2,609.11 for Series W.

Financial information about segments

The Trust’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Trust does not engage in the sale of goods or services.

Narrative description of business

General

The purpose of the Trust is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. The Trust has no employees.

The Trust trades speculatively in the U.S. and international futures and forward markets. Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust’s assets pursuant to Campbell & Company’s Global Diversified Large Portfolio. The Global Diversified Large Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The Global Diversified Large Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. The average sector allocation for each sector as of the previous six month ends, through December 31, 2012, is as follows: 28% to interest rates, 22% to commodities, 27% to currencies, and 23% to stock indices. Sector allocation for each sector is calculated using the dollar value of margin posted to support trading in all sectors.

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

The Trust‘s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Trust's account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Trust's trading accounts.

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

Market Sectors

Campbell & Company’s Diversified Large Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (wheat, corn, coffee, sugar, soy, hogs, cattle and cotton), precious and base metals (aluminum, copper, gold, nickel, silver and zinc), stock market indices (AEX, CAC 40, DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI Taiwan, NASDAQ 100, Nikkei, S&P 500, S&P Canada 60 Index Futures and Share Price 200 Index), interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).

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

Charges

The following is a description of current charges to the Trust.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Campbell & Company	Management and Performance Fee
A monthly management fee of 1/12 of 4% of the month-end net assets of the Series A Units and Series B Units, totaling approximately 4% of the average month-end net assets per year of the Series A Units and Series B Units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W Units, totaling approximately 2% of average month-end net assets per year of the Series W Units of average month-end net assets per year of the Series W Units; and (iii) a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per Unit of the Series A Units, Series B Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A Units) or on an ongoing basis with respect to Series B Units (commencing with the 13th month with respect to Series A Units) to selected selling agents who have sold the Series A Units and the Series B Units, in return for their provision of ongoing services to the Series A and/or the Series B Unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of Units sold by the selling agents, net of redemptions.

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
Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust, or approximately 0.50% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

Royal Bank of Scotland plc (RBS)	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparty’s execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.55% of the Trust’s net assets.

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
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.20% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

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

Item 1A.  Risk Factors.

Market Risks

You Could Possibly Lose Your Total Investment in the Trust

Futures, forward, swaps and other derivatives contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Trust.

The Trust is Highly Leveraged

Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward, swaps and other derivative contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Trust’s account with face values equal to several times the Trust’s net assets. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

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

Over-the-Counter Transactions are Subject to Little, if Any, Regulation

The Trust trades forward contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money centers and investment banks, and is not regulated by the CFTC. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Trust. The market for forward contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Trust to significant losses in the event of trading abuses or financial failure by participants in the forward markets which it might otherwise have avoided.

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

Current legislation proposing greater regulation of the industry, such as the Reform Act, is considered periodically by the U.S. Congress, as well as enacted in July 2010 by the governing bodies of non-U.S. jurisdictions. It is impossible to predict, what if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which it trades and invests, or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Trust, as well as require increased transparency as to the identity of the Unitholders.

The Trust is Subject to Regulatory Risk Associated with Futures Contracts that Could Adversely Affect the Trust’s Operations and Profitability

On October 18, 2011, the CFTC adopted regulations that impose new federal position limits on futures on metals, agricultural commodities and energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate that these limits will affect the Trust’s ability to trade, but it is possible that they may in the future if the Trust’s assets increase dramatically.

The Trust is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Trust to Lose All of Its Assets

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.

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

Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability

There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; as of the fourth quarter of 2012, this estimate had risen to approximately $337.1 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Trust. It may become more difficult for the Trust to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures or forward positions, or otherwise alter trading patterns.

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

On October 18, 2011, the CFTC adopted regulations that imposed new federal speculative position limits for futures contracts on certain energy, metal and agricultural commodities, and economically equivalent swaps. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. The rules concerning speculative position limits may be amended in a manner that is detrimental to the Trust. For example, the Trust’s ability to invest in additional commodity futures contracts or economically equivalent swaps may be limited to the extent these activities would cause the Trust to exceed the applicable speculative position limits.

Over-the-Counter Derivatives Markets

The Reform Act includes provision that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Trust does not expect to be able to rely on such exemptions. In addition, the OTC derivative dealers with which the Trust executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements irrespective of whether the Trust is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

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

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these previously substantially unregulated markets. While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

In addition, Congress has considered imposing, and may in the future impose, restrictions on trading credit default swaps and other derivatives, including, potentially, a ban on trading these instruments except for the purpose of hedging a physically held position.

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

There Could be a Limit on the Deductibility of Management and Performance Fees

Although the Trust treats the management and performance fees paid to the managing operator as ordinary and necessary business expenses, upon an IRS audit, the Trust may be required to treat such fees as “investment advisory fees” if the Trust’s trading activities did not constitute a trade or business for tax purposes. If the Unitholder’s share of expenses were deemed to be investment advisory fees, a Unitholder’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Trust’s capital gain or as an increase in the Trust’s capital loss. If the management fees were so treated, a Unitholder’s tax liability would likely increase.

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

Inadequate Models Could Negatively Affect the Trust’s Portfolio

Campbell & Company’s trading is highly model driven, and is materially subject to possible flaws in the models. As market dynamics shift over time (for example, due to changed market conditions and participants) a previously highly successful model often becomes outdated and inaccurate, sometimes without Campbell & Company recognizing that fact before substantial losses are incurred. In particular, the Trust may incur major losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Trust in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, many positions may become illiquid, in disrupted derivatives markets, making it difficult or impossible to close out positions against which the markets are moving.

Even if the basic concepts of our models are sound, the trading advisor may make errors in developing algorithms for integrating the numerous factors and variables into our models in programming those algorithms. Those errors may cause any affected model to generate results different from those intended. The errors may be difficult to detect in many market conditions, possibly influencing outcomes only in periods of stress or change in market conditions.

The trading advisor anticipates the continued modification, enhancement and development of models. Each new generation of models (including incremental improvements to current models) exposes the Trust to the possibility of unforeseen losses from a variety of factors, including conceptual failures and implementation failures. There can be no assurance that the models used by the trading advisor will be effective or that they will be effectively utilized by the trading advisor. Moreover, there can be no assurance that the trading advisor will be able to continue to develop, maintain and update the models so as to effectively implement its trading strategy.

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

The Trust Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

The managing operator may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

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

Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Trust Will Not Receive the Same Protections on These Transactions

The Trust trades foreign exchange contracts. In the future, the Trust may also trade swaps, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Trust will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.

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

Item 3.  Legal Proceedings.

Campbell & Company is not aware of any material legal proceedings to which the Registrant or Campbell & Company is a party or to which any of their assets are subject.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2012, there were 2,612 Unitholders and 94,682.288 Units of Beneficial Interest outstanding in Series A, 709 Unitholders and 70,757.159 Units of Beneficial Interest outstanding in Series B, and 328 Unitholders and 12,383.204 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total Assets	$455,952	$379,059	$354,307	$375,584	$533,225
Total Unitholders’ Capital	447,606	374,632	346,450	365,318	501,507
Total Net Trading Gain (Loss) (includes brokerage commissions)	18,970	(6,782)	46,833	(10,341)	25,343
Net Income (Loss)	3,686	(20,462)	34,157	(27,085)	10,211

Net Income (Loss) Per Managing Operator and Other Unitholder Unit*
Series A	(9.93)	(156.53)	390.52	(58.14)	(32.19)
Series B	49.51	(142.94)	218.49	(158.24)	41.60
Series W	64.73	(106.04)	386.22	79.02	n/a
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	20.36	(154.13)	250.82	(159.98)	(35.35)
Series B	33.99	(142.52)	276.71	(148.25)	31.11
Series W	48.12	(118.49)	279.59	(164.26)	n/a

*	Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2012 and 2011.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2012	2012	2012	2012
Total Net Trading Gain (Loss) (includes brokerage commissions)	$14,263	$4,820	$17,812	$(17,924)
Net Income (Loss)	10,636	1,188	13,716	(21,854)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A	65.35	1.04	80.69	(121.65)
Series B	74.23	12.28	90.83	(139.65)
Series W	77.83	19.50	82.33	(75.66)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	66.25	6.01	83.26	(135.16)
Series B	70.90	9.48	88.99	(135.38)
Series W	78.83	16.57	84.47	(131.75)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,527.98	2,533.99	2,617.25	2,482.09
Series B	2,584.89	2,594.37	2,683.36	2,547.98
Series W	2,639.82	2,656.39	2,740.86	2,609.11

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2011	2011	2011	2011
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(14,834)	$1,555	$16,026	$(9,529)
Net Income (Loss)	(18,061)	(1,830)	12,192	(12,763)
Net Income (Loss) per Managing Operator and Other Unitholder Unit*
Series A	(145.78)	(28.47)	67.38	(78.87)
Series B	(133.41)	(6.93)	92.86	(91.53)
Series W	(131.85)	(17.47)	93.35	(77.09)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	(135.38)	(14.89)	84.27	(88.13)
Series B	(134.06)	(11.88)	90.15	(86.73)
Series W	(128.66)	(5.89)	97.78	(81.72)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,480.48	2,465.59	2,549.86	2,461.73
Series B	2,522.45	2,510.57	2,600.72	2,513.99
Series W	2,550.82	2,544.93	2,642.71	2,560.99

*	Based on weighted average number of units outstanding during the period.

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

As of December 31, 2012, the aggregate capitalization of the Trust was $447,606,407 with Series A, Series B and Series W comprising $235,009,679, $180,287,568 and $32,309,160, respectively, of the total. The Net Asset Value per Unit was $2,482.09 for Series A, $2,547.98 for Series B, and $2,609.11 for Series W.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

The entire offering proceeds, without deductions, will be credited to the Trust’s bank, custodial and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparty. This does not reduce the risk of loss from trading activities. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, Inc., the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30% however, these precautions may not be effective in limiting the risk of loss.

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

Results of Operations

The returns for the years ended December 31, 2012, 2011 and 2010 for Series A were 0.83%, (5.89)%, and 10.61%, Series B were 1.35%, (5.36)%, and 11.63% and Series W were 1.88%, (4.42)% and 11.65%, respectively.

The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2012, 2011, and 2010, the Trust accrued management fees in the amounts of $16,035,627, $14,308,111 and $13,137,518, respectively, and paid management fees in the amounts of $15,809,898, $14,245,515 and $13,224,458, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Trust accrued performance fees in the amounts of $116,877; $5,222 and $381,483, respectively, and paid performance fees in the amounts of $116,877; $386,705 and $0, respectively.

2012 (For the Year Ended December 31)

Of the 2012 year-to-date increase of 0.83% for Series A, approximately 5.66% was due to trading gains (before commissions) and approximately 0.43% was due to investment income, offset by approximately (5.26)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 1.35% for Series B, approximately 5.66% was due to trading gains (before commissions) and approximately 0.44% was due to investment income, offset by approximately (4.75)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 1.88% for Series W, approximately 5.66% was due to trading gains (before commissions) and approximately 0.43% was due to investment income, offset by approximately (4.21)% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series W.

An analysis of the 5.66% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.61)%
Currencies	1.54
Interest Rates	3.20
Stock Indices	2.53
5.66%

2012 began on a positive note, providing much needed relief to market participants across most sectors. Improving global economic data, progress with the European sovereign debt crisis, and continued central bank support drove prices higher in many markets, with the notable exception of the U.S. Dollar. The Trust's models were well positioned for these moves, recording gains in all four sectors with fixed income and stock index futures leading the way. Rising global bond prices in the U.S., Europe, and Japan drove returns, gaining approximately 1.8% for the Trust as yields continued to drop on further monetary easing. Long positions in U.S. and European equity indices were the major source of return in the stock index sector, adding 1.2% to the Trust, as prices moved higher on positive global manufacturing data, improving sentiment in Europe, and the Fed’s pledge to keep interest rates low until 2014. The commodity sector traded flat recording gains on the Trust's short position in natural gas offset by losses in industrial metals. The foreign exchange sector was profitable, driven by long positions in the commodity linked currencies of Australia and New Zealand.

February continued to exhibit a sense of global optimism that began 2012.  Positive data in global economies and Central Bank support in China, Europe, and Japan pushed equity prices and many commodities higher.  Fixed income prices and the U.S. Dollar against the G10 currencies, with the notable exception of the Japanese Yen, fell as investors moved towards risk assets.  The Trust profited in three of the four major sectors traded, experiencing losses in fixed income, with commodities, equity indices, and foreign exchange driving gains.  Rising petroleum prices were a major contributor to the Trust’s performance as tensions with Iran, stronger U.S. economic data, and a tightening global supply environment led to the rally in prices, adding almost 2% to the portfolio.  Additional gains were recorded in equity indices from a net long position in stock index futures as the upward trend continued.  Equity market gains were driven by continued improvement in manufacturing, employment, and housing data, as well as friendly Central Bank policies and the approval of the second Greek bailout package.  Other gains stemmed from currency trading, where the Japanese Yen was the major contributor.  The Trust’s models quickly reacted to a changing trend in the Yen, a result of Japan’s trade balance ending 2011 in deficit territory for the first time in 30 years, and profited on the 6.5% loss in the currency’s value against the Dollar.  A portion of these gains were offset by losses experienced in the fixed income sector as investors rotated out of the safety of government debt.

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

A profitable April begins the second quarter of 2012 with gains coming from the Fixed Income sector. The other three sectors, Commodities, Foreign Exchange, and Stock Indices, detracted from the Trust’s performance. Markets continue to exhibit high volatility and a high sensitivity to headlines in the news, creating both challenges and opportunities for participants. Softer economic data, increased expectations of action from central banks, and continued uncertainty in Europe pushed fixed income markets higher in April, leading gains in the Trust’s portfolio. A portion of these gains were offset by losses experienced in the equity markets from long positions in global stock index futures. Additional losses were recorded in the commodity markets from the Trust’s long positions in the energy markets as petroleum prices consolidated through the month of April with gasoline underperforming the complex. The price action in energies revealed a pause in the geopolitical fears that have gripped the markets for much of the year as well as a pause in the excitement over the better than expected economic performance in the US through Q1. Losses were also experienced in the foreign exchange markets from the Trust’s short positions in the Japanese Yen. The value of the Yen strengthened by almost 3% as the Bank of Japan, who was under pressure to deliver more easing at the end of the month, and broadly disappointed the markets.

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

The Trust experienced losses in all sectors during the month of June, ending the quarter relatively flat on a gross basis. Global market moves caused by unexpected policy responses from the E.U. summit on the final day of the month reversed gains in profitable sectors and exacerbated losses in unprofitable sectors.  Foreign exchange markets led losses in June from a long position in the U.S. Dollar, particularly against the Euro. The Euro rallied into month-end on market optimism from the E.U. summit after European leaders agreed to recapitalize banks directly from the bailout fund and to remove ESM seniority for Spain. These developments, combined with the formation of a government in Greece, caused a decline in safe haven asset prices and recorded losses in the Trust’s long global government bond and short European stock index positions.In the commodity markets, natural gas prices increased on warmer-than-normal weather, low storage injection numbers from the EIA, and a tropical storm in the Gulf, leading to losses from the Trust’s short position. The rally in coffee prices on supply concerns out of Brazil also led to losses from the Trust’s short position in the soft commodity.

The Trust’s strategies recorded significant gains in three of the four sectors traded in July.  Fixed income markets continued to extend the upward price trend while additional opportunities emerged in commodities and foreign exchange markets.  Equity indices trading finished the month relatively flat. During the month of July, the Trust’s trend following strategies recorded gains in the fixed income markets from a long position in global government bond futures.  Weaker than expected global economic data and heightened expectations for central bank action pushed prices higher.  Markets were pricing in central bank accommodation from the U.S. Fed, the ECB, and the PBOC at month end.  Additional gains were recorded in the commodity markets from long positions in corn, wheat and soybeans as hot, dry weather in the U.S. Mid-West sent the grain markets soaring to all-time highs.  The Trust was long the complex coming into the month and was able to take advantage of the surging prices brought on by the severe drought conditions.  In foreign exchange markets, the Trust’s long position in the U.S. Dollar vs. the Swiss Franc and the Euro Currency was profitable in July.  The Euro made a 25 month low at 1.2043 after the ECB cut both the refinancing and the deposit rate in response to the ongoing crisis. The Swiss Franc also weakened as the Swiss National Bank continued to defend the 1.2000 EUR/CHF floor.

During the month of August, the Trust’s strategies experienced losses in the foreign exchange, fixed income, and commodity sectors, partially offset by gains in equity indices.  Increased central bank activity in Europe and the U.S. along with better-than-expected economic data in the U.S. caused significant moves in several global markets, driving losses in the Trust’s trend following strategies.  The Trust’s non-trend following strategies helped to mitigate losses, particularly in fixed income and equity indices.  In the foreign exchange markets, the Trust’s short positions in the Swiss Franc and the Euro currency vs. the U.S. Dollar suffered as rising expectations of European Central Bank (ECB) action threatened to remove some of the tail risks around the sovereign debt crisis.  The Swiss Franc emerged as one of the strongest G10 currencies for the month (+2.9%) as the Swiss National Bank reserves made new highs in an effort to defend the 1.2000 floor in EUR/CHF.  Additional losses were recorded in the commodity markets from the Trust’s short positions in base metals and short position in cotton.  Prices increased across the base metals on a general covering of short positions in risk assets due to the anticipation of further central bank action.  Deteriorating U.S. crop conditions, Indian production worries, and speculation of Chinese purchases caused an increase in cotton prices and subsequent losses in the Trust’s short position in the soft commodity.  Smaller losses came from fixed income markets, resulting in part from Mario Draghi’s “whatever it takes” speech, with partially offsetting gains recorded from long equity indices positions in the sector.  Moves in the fixed income and equity indices sectors resulted generally from anticipation of ECB action and improving U.S. economic data.

The majority of September gains in the Trust came from the equity indices sector in both trend and non-trend following strategies.  The Trust’s long positions in global stock index futures benefited from rising equity index prices on the back of several central bank announcements of new quantitative easing measures, China’s proposal for new fiscal stimulus, and the German high court’s ruling to uphold the constitutionality of the Euro-zone’s permanent bailout mechanism.  Additional gains were recorded in foreign exchange trading, driven mainly by non-trend strategies, from the Trust’s short positions in the U.S. Dollar vs. a basket of currencies.  The DXY index lost 2% in September as unlimited balance sheet expansion in the U.S. led investors to shift into other currencies like the New Zealand Dollar.  A portion of these gains were offset by losses experienced by trend following strategies in the fixed income markets from the Trust’s long position in global government bond futures.  During a volatile month for bond prices, the U.S. 30 year contract finished the month almost 2 full points lower, as the market began to worry about the prospects of inflation.  Additional losses were recorded by the Trust’s trend following models in the commodity markets from short positions in base metals as prices rallied sharply following the ECB’s commitment to buy unlimited bonds.

Rather than any one sector or strategy sustaining outsized losses, the Trust’s October decline was caused by the cumulative impact of moderate declines across the portfolio.  By sector, commodities and fixed income were the biggest losers.  Metals and energies led commodity losses as the Trust came into the month net long those markets.  The Trust’s long fixed income position was down on both ends of the curve, and the Trust’s long equity position also sustained losses. The typically negatively correlated sectors of stocks and bonds exhibited some positive correlation in October, as they moved in tandem for much of the month. As a result, the Trust’s portfolio was hurt on both sides of the trade (ie. long stocks and long fixed income). Further losses came from foreign exchange trading as short positions in the U.S. Dollar vs. the Canadian Dollar and the Mexican Peso lost on better economic data.

 Gains in currencies and fixed income led to a profitable November for the Trust.  Many markets priced in renewed expectations of continued quantitative easing (QE) from global central banks, only slightly reversing the pullback of the QE trade experienced in October.  Investors focused mainly on global political developments, particularly in the U.S. and Japan, which helped to reassure markets that QE programs will remain in place for some time.  The Trust continues to be generally long the QE trade and benefited from renewed confidence in global central banks.  The majority of gains in the currency sector came from a short Japanese Yen position, the Trust’s most profitable trade on the month, as the “funding currency” moved significantly lower on increased likelihood of monetary easing by the BOJ.  Additional gains were recorded in fixed income trading as weaker economic data in the Euro-zone and U.S. election results increased quantitative easing expectations and pushed prices higher.  Losses were recorded in equity index trading as the positive correlation characteristics with fixed income markets exhibited last month came down slightly.  Equity markets moved lower mid-month on concerns over the U.S. fiscal cliff and European sovereign debt, only to reverse course on expected political compromise and central bank support, ending the month in positive territory.  Additional losses were recorded in the commodities sector, as short positions in industrial metals and crude oil were hurt by improving economic data out of China and growing geopolitical risks in the Middle East.

During the month of December, the Trust profited in the Foreign Exchange, Equity, and Commodity sectors, and had losses in Interest Rates.  Several important developments, including the election results in Japan, a resolution (at least temporarily) of the fiscal cliff showdown in the U.S. and reduced European sovereign debt concerns, generally proved favorable to the Trust. The extension of established trends in a few key markets led to gains in medium and long-term trend following strategies.  Gains in Foreign Exchange were driven largely by the Trust’s short Japanese Yen position versus the U.S. Dollar, which profited as Liberal Democratic Party leader Shinzo Abe came to power and pledged to weaken the Yen in order to jumpstart the Japanese economy.   Additional gains were recorded in long global stock index positions primarily from Asian and European holdings.  Asian shares moved higher on the previously mentioned election of Shinzo Abe and the resulting weaker Japanese Yen; European shares also rose as Europe saw some stability of the sovereign debt situation when Greece secured additional bail-out funds and improved clarity around Italy’s political leadership changes. U.S. stock indices finished mixed, however, when the fiscal cliff compromise proved harder to achieve than previously expected and was a drag on U.S. shares in the second half of the month.  Commodities added small additional gains to the Trust with profits in grains, industrial metals, and softs more than offsetting losses from precious metals, meats, and energy positions.  The Interest Rate sector was the only unprofitable sector for the Trust.  A decline in most long-dated fixed income instruments hurt the Trust’s long positions as better-than-expected U.S. economic data, QE fatigue, a calming of European sovereign debt concerns, and the election of Abe in Japan all weighed on the sector.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2012, 2011 and 2010 and the trading gains/losses by market category for the years then ended.

	December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.60%	(1.61)%
Currencies	0.74%	1.54%
Interest Rates	0.96%	3.20%
Stock Indices	0.73%	2.53%

Aggregate/Total	1.33%	5.66%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2012.

Of the 2012 year-to-date increase of 0.83% for Series A, approximately 5.66% was due to trading gains (before commissions) and approximately 0.43% was due to investment income, offset by approximately (5.26)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 1.35% for Series B, approximately 5.66% was due to trading gains (before commissions) and approximately 0.44% was due to investment income, offset by approximately (4.75)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 1.88% for Series W, approximately 5.66% was due to trading gains (before commissions) and approximately 0.43% was due to investment income, offset by approximately (4.21)% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series W.

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Trust has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2012 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2012.

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

U.S. Treasury Bill Positions Held for Margin Purposes

The Trust also has market exposure in its U.S. Treasury Bill portfolio. The Trust holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Campbell & Company, the managing operator of the Trust, with the participation of the managing operator’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarterly that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

Management’s Annual Report on Internal Control over Financial Reporting

Campbell & Company, Inc. (“Campbell & Company”), the managing operator of the Trust, is responsible for the management of the Trust. Management of Campbell & Company (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Trust’s internal control over financial reporting was effective.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and was appointed to the Board of Directors of Campbell & Company and as Chief Executive Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Mr. Andrews is also, since November 2012, the Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company and Director of Campbell Financial Services, Inc., an SEC-registered broker-dealer and FINRA member.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee.  Mr. Andrews served as Co-Director of Research since November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President: Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006.  He has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC and The Campbell Multi-Strategy Trust from March 2010 to June 2012.    Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since it began operations in January 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became listed as a Principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and Associated Person effective September 29, 1997 and October 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer since July 2008. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009 he has also served as the Vice President, Chief Financial Officer and Treasurer of Campbell Financial Services, Inc., an SEC registered broker-dealer and FINRA member; and as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas, which invests in international investment opportunities; since May 2010. Mr. Donovan formerly served as the Senior Vice President of Accounting and Finance from October 2006 to July 2008. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a management consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became listed as a Principal of Campbell & Company effective May 9, 2007 and registered as a NFA Associate Member and Associated Person effective July 2, 2007 and July 5, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, and was appointed to the Board of Directors of Campbell & Company and as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012.  Mr. Harris has also been appointed, since November 2012, as President of The Campbell Multi-Strategy Trust, a registered investment company, and as Director of Campbell Financial Services, Inc., an SEC- registered broker-dealer FINRA member.  Since March 2010, Mr. Harris has served on the firm’s Investment Committee.  Mr. Harris served as Vice President and Director of Trading since June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as a NFA Associated Member and Associated Person effective August 19, 2000 and September 21, 2000, respectively; and listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.

Dr. Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed as Director of Research of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Dr. Hu formerly served as the Co-Director of Research from November 2011 to October 2012. Since he joined the firm Dr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Dr. Hu was appointed to the firm’s Investment Committee.  As Director of Research he is responsible for the management of the research and investment process at the firm.  Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Dr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Dr. Hu again became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective April 7, 2010 and November 14, 2012 respectively.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd was appointed Secretary of Campbell & Company in October 2011 and as Director of the Board of Directors in November 2012.  Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director, Vice President, Chief Compliance Officer and Secretary and since November 2012 he was appointed President of Campbell Financial Services, Inc., an SEC- registered broker-dealer and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively. Mr. Lloyd became registered as an Associated Person and NFA Associate Member of Campbell & Company effective August 30, 2010.

Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Chief Technology Officer, formerly known as Director - Software Development and Research Operations, of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser since May 2010 and November 2012 respectively. He formerly served as Director Research Operations and Trade Operations from January 2010 to May 2010, Research Operations - Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a Master's of Science in Computer Science from South Dakota Schools of Mines and Technology and a Bachelor of Science in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective May 25, 2010 and November 14, 2012, respectively.

Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director – Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009, Ms. Wills-Zapata has served as a Director and Vice President of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member, and in this capacity, Ms. Wills-Zapata oversees the marketing activities of the firm. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered with the NFA as an Associate Member and Associated Person effective March 27, 2006 and listed as a Principal of Campbell & Company effective July 21, 2008. Ms. Wills-Zapata became listed as a Principal and registered as a NFA Associated Person a NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the “audit committee expert’ because no member of the Audit Committee (“Committee”) individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

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

Campbell & Company receives (i) a monthly management fee of 1/12 of 4% of the month-end net assets of the Series A Units and Series B Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 4% of the average month-end net assets per year of the Series A Units and Series B Units; (ii) a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 2% of average month-end net assets per year of the Series W Units; and (iii) a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A Units, Series B Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income, allocable to such Series of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis, charged quarterly. In determining the fees in this paragraph, net assets shall not be reduced by the performance fees being calculated for such current period. In respect of each Series of Units, “aggregate cumulative appreciation” means the total increase in Unit value of such Series of Units from the commencement of trading, minus the total increase in Unit value of such Series of Units for all prior quarters, multiplied by the number of Units of such Series outstanding. The performance fee is paid only on profits attributable to each Series of Units outstanding. The performance fee is accrued monthly and paid quarterly.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2012, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.
(b)	Security Ownership of Management. As of December 31, 2012, Campbell & Company did not own any Series A, Series B or Series W Units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2012 and 2011 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2012 and 2011 were $126,263 and $119,000, respectively.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2012 and 2011, (ii) Statements of Financial Condition December 31, 2012 and 2011, (iii) Statements of Operations For the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2012, 2011 and 2010, (vi) Financial Highlights For the Years Ended December 31, 2012, 2011 and 2010, (vii) Notes to Financial Statements, tagged as blocks of text.

(1) Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2) Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, INC.
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the Managing Operator of the Registrant, indicated on April 1, 2013.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	Director and General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

THE CAMPBELL FUND TRUST

ANNUAL REPORT
December 31, 2012

THE CAMPBELL FUND TRUST

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	53

Financial Statements

Condensed Schedules of Investments December 31, 2012 and 2011	54-57

Statements of Financial Condition December 31, 2012 and 2011	58

Statements of Operations For the Years Ended December 31, 2012, 2011 and 2010	59

Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010	60

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2012, 2011 and 2010	61-62

Financial Highlights For the Years Ended December 31, 2012, 2011 and 2010	63-65

Notes to Financial Statements	66-74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of
The Campbell Fund Trust

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2012. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2012 and 2011, the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2013

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,511,113	2.80%
	(cost $12,500,000)
	Finland
	Financials	$1,432,884	0.32%
	(cost $1,429,782)
	United States
	Financials	$12,775,779	2.85%
	(cost $12,775,000)
	Total Bank Deposits (cost $26,704,782)	$26,719,776	5.97%

	Commercial Paper
	United States
	Consumer Discretionary	$15,811,684	3.53%
	Consumer Staples	$20,498,290	4.58%
	Energy	$28,995,631	6.48%
	Financials	$20,947,743	4.68%
	Materials	$9,314,291	2.08%
	Telecommunication Services	$14,571,489	3.26%
	Utilities	$35,494,692	7.93%
	Total Commercial Paper (cost $145,624,914)	$145,633,820	32.54%

	Corporate Bonds
	United States
	Financials	$111,661,266	24.95%
	Utilities	$12,001,488	2.68%
	Total Corporate Bonds (cost $123,611,131)	$123,662,754	27.63%

	Government And Agency Obligations
	United States
	U.S. Government Agency	$15,222,000	3.40%
$65,000,000	U.S. Treasury Bills U.S. Treasury Bill* Due 02/21/2013	$64,996,360	14.52%
$22,000,000	U.S. Treasury Bill* Due 03/28/2013	$21,997,536	4.91%
	Total Government and Agency Obligations (cost $102,191,910)	$102,215,896	22.83%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$413	0.00%
	(cost $ 413)
	Total Fixed Income Securities** (cost $398,133,150)	$398,232,659	88.97%

* Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $64,996,360 deposited with the futures broker.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(427,785)	(0.09)%
Energy	$363,371	0.08%
Metals	$(289,782)	(0.06)%
Stock indices	$1,850,965	0.41%
Short-term interest rates	$(116,980)	(0.03)%
Long-term interest rates	$1,332,325	0.30%
Net unrealized gain (loss) on long futures contracts	$2,712,114	0.61%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$1,000,094	0.22%
Energy	$(411,330)	(0.09)%
Metals	$862,398	0.19%
Stock indices	$(114,835)	(0.03)%
Short-term interest rates	$(6,270)	0.00%
Long-term interest rates	$(726,913)	(0.16)%
Net unrealized gain (loss) on short futures contracts	$603,144	0.13%

Net unrealized gain (loss) on open futures contracts	$3,315,258	0.74%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$2,227,523	0.50%
Various short forward currency contracts	$6,848,963	1.53%
Net unrealized gain (loss) on open forward currency contracts	$9,076,486	2.03%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,767,798	3.41%
	(cost $12,764,148)
	Netherlands
	Financials	$12,499,978	3.34%
	(cost $12,500,000)
	Total Bank Deposits (cost $25,264,148)	$25,267,776	6.75%

	Commercial Paper
	United States
$10,075,000	Financials ING America Insurance Holdings Inc. Due 01/03/2012	$10,074,922	2.69%
$12,000,000	ING America Insurance Holdings Inc. Due 01/04/2012	$11,999,533	3.20%
	Other	$11,999,140	3.20%
	Materials	$12,478,321	3.33%
	Services	$12,499,320	3.34%
	Utilities	$39,618,269	10.58%
	Total Commercial Paper (cost $98,665,851)	$98,669,505	26.34%

	Corporate Bonds
	Switzerland
	Financials	$6,529,664	1.74%
	(cost $6,543,542)
	United States
	Financials	$52,348,609	13.98%
	Materials	$4,054,837	1.08%
	Total United States (cost $56,307,036)	$56,403,446	15.06%

	Total Corporate Bonds (cost $62,850,578)	$62,933,110	16.80%

	Government And Agency Obligations
	United States
$16,625,000	U.S. Government Agency Federal Home Loan Mortgage Corp. 0.5% Due 02/08/2013	$16,627,660	4.44%
$12,500,000	Federal Home Loan Mortgage Corp. 0.55% Due 09/09/2013	$12,484,700	3.33%
$10,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 08/22/2013	$10,003,600	2.67%
$13,000,000	Federal Home Loan Mortgage Corp. 0.6% Due 10/25/2013	$13,001,794	3.47%
$12,000,000	Federal Home Loan Mortgage Corp. Step Up #TR 00424 Due 07/26/2013	$11,991,840	3.20%
	Other	$4,997,900	1.33%
$16,400,000	U.S. Treasury Bills* Due 02/02/2012	$16,400,000	4.38%
	Total Government and Agency Obligations (cost $85,525,947)	$85,507,494	22.82%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	$127	0.00%
	(cost $ 127)
	Total Fixed Income Securities (cost $272,306,651)	$272,378,012	72.71%

*	Pledged as collateral for the trading of forward positions.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$58,376	0.01%
Energy	$(27,330)	(0.01)%
Metals	$102,079	0.03%
Stock indices	$860,496	0.23%
Short-term interest rates	$566,770	0.15%
Long-term interest rates	$4,454,229	1.19%
Net unrealized gain (loss) on long futures contracts	$6,014,620	1.60%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(2,673,080)	(0.71)%
Energy	$862,051	0.23%
Metals	$1,629,572	0.43%
Stock indices	$172,827	0.05%
Short-term interest rates	$(821)	0.00%
Net unrealized gain (loss) on short futures contracts	$(9,451)	0.00%

Net unrealized gain (loss) on open futures contracts	$6,005,169	1.60%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$105,868	0.03%
Various short forward currency contracts	$7,903,682	2.11%
Net unrealized gain (loss) on open forward currency contracts	$8,009,550	2.14%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash	$16,887,965	$49,135,636
Restricted cash	0	34,189,502
Fixed income securities - (cost $64,991,942 and $0, respectively)	64,996,360	0
Net unrealized gain (loss) on open futures contracts	3,315,258	6,005,169
Total equity in futures broker trading accounts	85,199,583	89,330,307

Cash	27,530,082	8,935,724
Fixed income securities (cost $333,141,208 and $272,306,651, respectively)	333,236,299	272,378,012
Net unrealized gain (loss) on open forward currency contracts	9,076,486	8,009,550
Interest receivable	909,063	405,242
Total assets	$455,951,513	$379,058,835

LIABILITIES
Accounts payable	$247,805	$125,238
Management fee payable	1,430,800	1,205,071
Service fee payable	13,484	7,149
Accrued commissions and other trading fees on open contracts	71,746	42,489
Offering costs payable	108,965	63,138
Redemptions payable	6,472,306	2,983,337
Total liabilities	8,345,106	4,426,422

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 94,682.288 and 57,271.409 units outstanding at December 31, 2012 and December 31, 2011	235,009,679	140,986,636
Series B Units - Redeemable
Managing Operator - 0.000 and 20.360 units outstanding at December 31, 2012 and December 31, 2011	0	51,185
Other Unitholders -70,757.159 and 85,812.139 units outstanding at December 31, 2012 and December 31, 2011	180,287,568	215,730,706
Series W Units - Redeemable
Other Unitholders - 12,383.204 and 6,975.389 units outstanding at December 31, 2012 and December 31, 2011	32,309,160	17,863,886
Total unitholders' capital (Net Asset Value)	447,606,407	374,632,413

Total liabilities and unitholders' capital (Net Asset Value)	$455,951,513	$379,058,835

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$ 17,480,880	$ 9,154,299	$ 33,286,029
Change in unrealized	(2,689,911)	1,479,492	5,557,358
Brokerage commissions	(1,957,160)	(1,279,387)	(908,818)
Net gain (loss) from futures trading	12,833,809	9,354,404	37,934,569

Forward currency and options on forward currency trading gains (losses)
Realized	5,195,647	(18,912,814)	849,090
Change in unrealized	1,066,936	2,908,645	8,136,012
Brokerage commissions	(126,036)	(132,362)	(86,785)
Net gain (loss) from forward currency and options on forward currency trading	6,136,547	(16,136,531)	8,898,317

Total net trading gain (loss)	18,970,356	(6,782,127)	46,832,886

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,733,483	1,319,591	1,168,374
Realized gain (loss) on fixed income securities	37,317	17,282	89,402
Change in unrealized gain (loss) on fixed income securities	28,148	(102,289)	76,118
Total investment income	1,798,948	1,234,584	1,333,894

Expenses
Management fee	16,035,627	14,308,111	13,137,518
Service fee	115,535	75,250	41,210
Performance fee	116,877	5,222	381,483
Operating expenses	815,011	525,952	449,559

Total expenses	17,083,050	14,914,535	14,009,770

Net investment income (loss)	(15,284,102)	(13,679,951)	(12,675,876)

NET INCOME (LOSS)	$ 3,686,254	$ (20,462,078)	$ 34,157,010

NET INCOME (LOSS) PER MANAGING OPERATOR
AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)
Series A	$ (9.93)	$ (156.53)	$ 390.52

Series B	$ 49.51	$ (142.94)	$ 218.49

Series W	$ 64.73	$ (106.04)	$ 386.22

INCREASE (DECREASE) IN NET ASSET VALUE
PER MANAGING OPERATOR AND OTHER
UNITHOLDERS UNIT
Series A	$ 20.36	$ (154.13)	$ 250.82

Series B	$ 33.99	$ (142.52)	$ 276.71

Series W	$ 48.12	$ (118.49)	$ 279.59

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE YEAR
Series A	72,692.611	41,208.044	17,066.363

Series B	77,715.396	93,793.303	119,818.587

Series W	8,657.809	5,699.790	3,400.298

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$3,686,254	$(20,462,078)	$34,157,010
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income securities	1,594,827	(4,285,848)	(13,769,488)
(Increase) decrease in restricted cash	34,189,502	(34,189,502)	24,115,214
(Increase) decrease in option premiums paid	0	1,091,379	(244,189)
Increase (decrease) in option premiums received	0	(237,756)	(26,322)
(Increase) decrease in interest receivable	(503,821)	(323,827)	8,618
Increase (decrease) in accounts payable and accrued expenses	383,888	(312,271)	304,917
Purchases of investments in fixed income securities	(15,333,313,363)	(14,454,685,366)	(5,514,193,169)
Sales/maturities of investments in fixed income securities	15,207,486,864	14,465,093,551	5,559,000,831

Net cash from (for) operating activities	(86,475,849)	(48,311,718)	89,353,422

Cash flows from (for) financing activities
Addition of units	128,142,593	91,562,943	58,602,258
Redemption of units	(54,322,392)	(44,445,394)	(114,908,914)
Offering costs paid	(997,665)	(570,569)	(222,924)
Net cash from (for) financing activities	72,822,536	46,546,980	(56,529,580)

Net increase (decrease) in cash and cash equivalents	(13,653,313)	(1,764,738)	32,823,842

Unrestricted cash
Beginning of year	58,071,360	59,836,098	27,012,256

End of year	$44,418,047	$58,071,360	$59,836,098

End of year cash and cash equivalents consists of:
Cash in futures broker trading accounts	$16,887,965	$49,135,636	$43,929,635
Cash and cash equivalents	27,530,082	8,935,724	15,906,463

Total end of year cash and cash equivalents	$44,418,047	$58,071,360	$59,836,098

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Unitholders' Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2009	20.360	$48,453	141,411.145	$336,529,754	141,431.505	$336,578,207

Net income (loss)		5,634		26,173,390		26,179,024
Additions	0.000	0	2,036.017	4,875,822	2,036.017	4,875,822
Redemptions	0.000	0	(44,104.309)	(103,673,558)	(44,104.309)	(103,673,558)
Balances at December 31, 2010	20.360	54,087	99,342.853	263,905,408	99,363.213	263,959,495

Net income (loss)		(2,902)		(13,404,286)		(13,407,188)
Additions	0.000	0	630.744	1,659,983	630.744	1,659,983
Redemptions	0.000	0	(14,161.458)	(36,430,399)	(14,161.458)	(36,430,399)
Balances at December 31, 2011	20.360	51,185	85,812.139	215,730,706	85,832.499	215,781,891

Net income (loss)		1,878		3,845,893		3,847,771
Additions	0.000	0	231.309	624,322	231.309	624,322
Redemptions	(20.360)	(53,063)	(15,286.289)	(39,913,353)	(15,306.649)	(39,966,416)
Balances at December 31, 2012	0	$0	70,757.159	$180,287,568	70,757.159	$180,287,568

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B

December 31, 2012	December 31, 2011	December 31, 2010

$2,547.98	$2,513.99	$2,656.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Series A - Other Unitholders		Series W - Other Unitholders

	Units	Amount	Units	Amount
Balances at December 31, 2009	10,227.868	$ 24,189,310	1,896.181	$4,550,636

Net income (loss)		6,664,714		1,313,272
Additions	18,690.788	44,559,701	4,019.649	9,494,067
Redemptions	(1,645.318)	(3,866,645)	(1,755.711)	(4,169,796)
Offering costs		(203,916)		(41,210)
Balances at December 31, 2010	27,273.338	$ 71,343,164	4,160.119	$11,146,969

Net income (loss)		(6,450,470)		(604,420)
Additions	31,648.252	80,738,501	3,369.257	8,837,127
Redemptions	(1,650.181)	(4,118,534)	(553.987)	(1,440,540)
Offering costs		(526,025)		(75,250)
Balances at December 31, 2011	57,271.409	$ 140,986,636	6,975.389	$17,863,886

Net income (loss)		(721,909)		560,392
Additions	43,340.607	110,518,344	6,542.274	16,999,927
Redemptions	(5,929.728)	(14,845,436)	(1,134.459)	(2,999,509)
Offering costs		(927,956)		(115,536)
Balances at December 31, 2012	94,682.288	$ 235,009,679	12,383.204	$32,309,160

Net Asset Value per Other Unitholders' Unit - Series A

December 31, 2012	December 31, 2011	December 31, 2010

$2,482.09	$2,461.73	$2,615.86

Net Asset Value per Other Unitholders' Unit - Series W

December 31, 2012	December 31, 2011	December 31, 2010

$2,609.11	$2,560.99	$2,679.48

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following information presents per unit operating performance data and other supplemental financial data for Series A for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Series A
	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,461.73	$2,615.86	$2,365.04

Income (loss) from operations:
Total net trading gains (losses) (1)	129.33	(44.16)	367.81
Net investment income (loss)(1)	(96.20)	(97.20)	(105.04)

Total net income (loss) from operations	33.13	(141.36)	262.77

Offering costs (1)	(12.77)	(12.77)	(11.95)

Net asset value per unit at end of year	$2,482.09	$2,461.73	$2,615.86

Total Return	0.83%	(5.89)%	10.61%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.14%	4.06%	4.21%
Performance fee	0.00%	0.00%	0.70%

Total expenses	4.14%	4.06%	4.91%

Net investment income (loss)(2)	(3.71)%	(3.73)%	(3.78)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Series B
	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,513.99	$2,656.51	$2,379.80

Income (loss) from operations:
Total net trading gains (losses) (1)	132.57	(43.15)	365.17
Net investment income (loss)(1)	(98.58)	(99.37)	(88.46)

Total net income (loss) from operations	33.99	(142.52)	276.71

Net asset value per unit at end of year	$2,547.98	$2,513.99	$2,656.51

Total Return	1.35%	(5.36)%	11.63%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.24%	4.17%	4.19%
Performance fee	0.00%	0.00%	0.00%

Total expenses	4.24%	4.17%	4.19%

Net investment income (loss)(2)	(3.81)%	(3.83)%	(3.79)%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit are calculated by dividing the net investment income (loss) by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The following information presents per unit operating performance data and other supplemental financial data for Series W for the years ended December 31, 2012, 2011 and 2010. This information has been derived from information presented in the financial statements.

	Series W
	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,560.99	$2,679.48	$2,399.89

Income (loss) from operations:
Total net trading gains (losses) (1)	134.63	(44.05)	375.14
Net investment income (loss)(1)	(73.17)	(61.24)	(83.43)

Total net income (loss) from operations	61.46	(105.29)	291.71

Offering costs (1)	(13.34)	(13.20)	(12.12)

Net asset value per unit at end of year	$2,609.11	$2,560.99	$2,679.48

Total Return	1.88%	(4.42)%	11.65%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	2.64%	2.62%	2.68%
Performance fee	0.46%	0.01%	1.26%

Total expenses	3.10%	2.63%	3.94%

Net investment income (loss)(2)	(2.21)%	(2.28)%	(2.24)%

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
DECEMBER 31, 2012

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

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. The rights of the Series A units, Series B units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A and Series W commenced trading on October 1, 2008 and March 1, 2009, respectively. The initial minimum subscription for Series A units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1F, Note 1H, Note 2 and Note 6 for an explanation of allocations and Series specific charges.

B.  Regulation

The Trust is a registrant with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Act”). As a registrant, the Trust is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the “brokers”) and interbank market makers through which the Trust trades.

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
DECEMBER 31, 2012

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

D. Fair Value

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2012 and December 31, 2011, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$398,232,659	$0	$398,232,659
Other Financial Instruments
Exchange-traded futures contracts	3,315,258	0	0	3,315,258
Forward currency contracts	0	9,076,486	0	9,076,486
Total	$3,315,258	$407,309,145	$0	$410,624,403

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$272,378,012	$0	$272,378,012
Other Financial Instruments
Exchange-traded futures contracts	6,005,169	0	0	6,005,169
Forward currency contracts	0	8,009,550	0	8,009,550
Total	$6,005,169	$280,387,562	$0	$286,392,731

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2012 and 2011.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2012 and 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,027,981 and $2,848,875 for Series A units and $618,740 and $578,115 for Series W units, respectively.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that the scope of ASU 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013. The Trust is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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
DECEMBER 31, 2012

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of December 31, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the year ended December 31, 2012 and 2011, Campbell & Company received redemption fees of $13,578 and $9,401, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2012 and 2011 was $86,993,896 and $16,400,000, respectively, which equals 19% and 4% of Net Asset Value, respectively. The cash deposited with interbank market makers at December 31, 2012 and 2011 was $53,710 and $21,775, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbank market maker at December 31, 2012 and 2011 was restricted cash for margin requirements of $0 and $34,189,502, respectively, which equals 0% and 9% of Net Asset Value respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Written options expose the Trust to potentially unlimited liability, and purchased options expose the Trust to a risk of loss limited to the premiums paid. See Note 1. C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

The Trust has adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2012 and 2011 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,288,205	$(715,896)	$572,309
Energy Contracts	Net unrealized gain (loss) on open futures contracts	479,204	(527,163)	(47,959)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,886,071	(1,313,455)	572,616
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,434,401	(1,698,271)	1,736,130
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	265,115	(388,365)	(123,250)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,529,791	(924,379)	605,412
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	28,622,152	(19,545,666)	9,076,486
Totals		$37,504,939	$(25,113,195)	$12,391,744
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$561,871	$(3,176,575)	$(2,614,704)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,069,580	(234,859)	834,721
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,315,558	(583,907)	1,731,651
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,166,337	(133,014)	1,033,323
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,049,308	(483,359)	565,949
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,648,643	(194,414)	4,454,229
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	12,831,895	(4,822,345)	8,009,550
Totals		$23,643,192	$(9,628,473)	$14,014,719
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2012, 2011 and 2010 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2012	Trading Gains/(Losses) for the Year Ended December 31, 2011	Trading Gains/(Losses) for the Year Ended December 31, 2010
Agriculture Contracts	$6,937,002	$(20,941,908)	$15,027,399
Energy Contracts	(495,342)	(1,066,419)	(14,175,659)
Metal Contracts	(14,811,547)	(5,705,332)	8,853,905
Stock Indices Contracts	11,507,511	(24,393,394)	(8,898,182)
Short-Term Interest Rate Contracts	7,046,099	906,379	18,673,613
Long-Term Interest Rate Contracts	4,732,861	61,817,056	19,457,944
Forward Currency Contracts	6,262,583	(10,739,894)	11,901,959
Purchased Options on Forward Currency Contracts	0	(11,630,929)	(10,717,254)
Written Options on Forward Currency Contracts	0	6,366,654	7,800,397
Total	$21,179,167	$(5,387,787)	$47,924,122

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2012	Trading Gains/(Losses) for the Year Ended December 31, 2011	Trading Gains/(Losses) for the Year Ended December 31, 2010
Futures trading gains (losses):
Realized**	$17,606,495	$9,136,890	$33,381,662
Change in unrealized	(2,689,911)	1,479,492	5,557,358
Forward currency and options on forward currency trading gains (losses):
Realized	5,195,647	(18,912,814)	849,090
Change in unrealized	1,066,936	2,908,645	8,136,012
Total	$21,179,167	$(5,387,787)	$47,924,122

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2012, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 40,800; 25,400 and 19,400, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $2,780,900,000; $2,883,000,000 and $2,506,800,000, respectively.

Open contracts generally mature within three months; as of December 31, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is March 2013. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Trust's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes.

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