Form 10-Q
period 2013-03-31
CAMPBELL FUND TRUST
filed 2013-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2013 and December 31, 2012 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	8-9

	Financial Highlights for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	25-30

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2013 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,515,037	2.54%
	(cost $12,500,000)
	Finland
	Financials	$1,436,874	0.29%
	(cost $1,429,846)
	United States
	Financials	$13,549,675	2.75%
	(cost $13,550,000)
	Total Bank Deposits (cost $27,479,846)	$27,501,586	5.58%

	Commercial Paper
	United States
	Consumer Discretionary	$14,996,640	3.04%
	Consumer Staples	$45,214,864	9.16%
	Energy	$44,988,710	9.12%
	Financials	$13,718,916	2.78%
$25,741,000	Industrials Avery Dennison Corporation Due 04/01/2013	$25,739,970	5.22%
	Materials	$12,997,436	2.63%
	Utilities	$9,999,206	2.03%
	Total Commercial Paper (cost $167,654,721)	$167,655,742	33.98%

	Corporate Bonds
	United States
	Financials	$97,039,144	19.67%
	Telecommunication Services	$17,953,639	3.64%
	Total Corporate Bonds (cost $114,760,681)	$114,992,783	23.31%

	Government And Agency Obligations
	Multi-National
	Multi-National Agency
	Multi-National Government Agency (cost $20,000,000)	$20,003,400	4.06%
	United States
	U.S. Government Agency	$15,059,190	3.05%
	U.S. Treasury Bill
	U.S. Treasury Bills*
$112,000,000	Due 04/25/2013	$111,997,424	22.70%
	Total United States (cost $127,046,976)	$127,056,614	25.75%

	Total Government And Agency Obligations (cost $147,046,976)	$147,060,014	29.81%

	Total Fixed Income Securities** (cost $456,942,224)	$457,210,125	92.68%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$20	0.00%
	(cost $20)
	Total Short Term Investments (cost $20)	$20	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(895,213)	(0.17)%
Energy	$1,136,963	0.23%
Metals	$(851,762)	(0.17)%
Stock indices	$1,066,960	0.22%
Short-term interest rates	$(276,518)	(0.06)%
Long-term interest rates	$6,070,165	1.23%
Net unrealized gain (loss) on long futures contracts	$6,250,595	1.28%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$1,608,404	0.33%
Energy	$(562,453)	(0.11)%
Metals	$5,913,237	1.20%
Stock indices	$(101,243)	(0.02)%
Short-term interest rates	$(399,490)	(0.08)%
Net unrealized gain (loss) on short futures contracts	$6,458,455	1.32%

Net unrealized gain (loss) on open futures contracts	$12,709,050	2.60%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$4,115,720	0.83%
Various short forward currency contracts	$(6,593,664)	(1.34)%
Net unrealized gain (loss) on forward currency contracts	$(2,477,944)	(0.51)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $69,998,390 deposited with the futures broker and of $41,999,034 deposited with interbank market maker.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

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

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(427,785)	(0.09)%
Energy	$363,371	0.08%
Metals	$(289,782)	(0.06)%
Stock indices	$1,850,965	0.41%
Short-term interest rates	$(116,980)	(0.03)%
Long-term interest rates	$1,332,325	0.30%
Net unrealized gain (loss) on long futures contracts	$2,712,114	0.61%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$1,000,094	0.22%
Energy	$(411,330)	(0.09)%
Metals	$862,398	0.19%
Stock indices	$(114,835)	(0.03)%
Short-term interest rates	$(6,270)	0.00%
Long-term interest rates	$(726,913)	(0.16)%
Net unrealized gain (loss) on short futures contracts	$603,144	0.13%

Net unrealized gain (loss) on open futures contracts	$3,315,258	0.74%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$2,227,523	0.50%
Various short forward currency contracts	$6,848,963	1.53%
Net unrealized gain (loss) on open forward currency contracts	$9,076,486	2.03%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $64,996,360 deposited with the futures broker and of $21,997,536 deposited with interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2013 and December 31, 2012 (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$13,429,117	$16,887,965
Fixed income securities (cost $69,997,667 and $ 64,991,942, respectively)	69,998,390	64,996,360
Net unrealized gain (loss) on open futures contracts	12,709,050	3,315,258
Total equity in futures broker trading accounts	96,136,557	85,199,583

Cash	16,069,841	27,530,082
Short term investments (cost $20 and $0, respectively)	20	0
Fixed income securities (cost $386,944,557 and $333,141,208, respectively)	387,211,735	333,236,299
Net unrealized gain (loss) on open forward currency contracts	(2,477,944)	9,076,486
Interest receivable	759,196	909,063
Subscriptions receivable	27,443	0
Total assets	$497,726,848	$455,951,513

LIABILITIES
Accounts payable	$220,189	$247,805
Management fee payable	1,578,079	1,430,800
Performance fee payable	20,923	0
Service fee payable	14,523	13,484
Accrued commissions and other trading fees on open contracts	98,470	71,746
Offering costs payable	127,385	108,965
Redemptions payable	2,357,209	6,472,306
Total liabilities	4,416,778	8,345,106

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 105,438.462 and 94,682.288 units outstanding at March 31, 2013 and December 31, 2012	275,301,833	235,009,679
Series B Units - Redeemable
Other Unitholders - 68,194.852 and 70,757.159 units outstanding at March 31, 2013 and December 31, 2012	183,014,193	180,287,568
Series W Units - Redeemable
Other Unitholders - 12,709.729 and 12,383.204 units outstanding at March 31, 2013 and December 31, 2012	34,994,044	32,309,160
Total unitholders' capital (Net Asset Value)	493,310,070	447,606,407

Total liabilities and unitholders' capital (Net Asset Value)	$497,726,848	$455,951,513

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$2,359,309	$14,772,850
Change in unrealized	9,393,792	(1,294,000)
Brokerage commissions	(847,223)	(439,333)
Net gain (loss) from futures trading	10,905,878	13,039,517

Forward currency trading gains (losses)
Realized	29,179,920	10,539,068
Change in unrealized	(11,554,430)	(9,298,876)
Brokerage commissions	(49,168)	(16,534)
Net gain (loss) from forward currency trading	17,576,322	1,223,658

Total net trading gain (loss)	28,482,200	14,263,175

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	455,481	330,331
Realized gain (loss) on fixed income securities	22,220	11,431
Change in unrealized gain (loss) on fixed income securities	168,392	(1,658)
Total investment income	646,093	340,104

Expenses
Management fee	4,627,807	3,803,758
Service fee	42,887	24,079
Performance fee	20,923	11
Operating expenses	267,958	139,067
Total expenses	4,959,575	3,966,915
Net investment income (loss)	(4,313,482)	(3,626,811)

NET INCOME (LOSS)	$24,168,718	$10,636,364

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$128.63	$65.35
Series B	$136.42	$74.23
Series W	$146.67	$77.83

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$128.93	$66.25
Series B	$135.72	$70.90
Series W	$144.22	$78.83

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	99,391.561	58,731.710
Series B	69,979.201	84,017.231
Series W	12,528.015	7,211.096

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$24,168,718	$10,636,364
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	1,992,246	10,594,534
(Increase) decrease in restricted cash	0	13,528,914
(Increase) decrease in interest receivable	149,867	(176,401)
Increase (decrease) in accounts payable and accrued expenses	168,350	44,946
Purchases of investments	(3,259,208,482)	(3,808,157,104)
Sales/maturities of investments	3,200,399,388	3,741,464,063

Net cash from (for) operating activities	(32,329,913)	(32,064,684)

Cash flows from (for) financing activities
Addition of units	32,891,072	19,457,830
Redemption of units	(15,132,469)	(14,585,759)
Offering costs paid	(347,779)	(203,465)
Net cash from (for) financing activities	17,410,824	4,668,606

Net increase (decrease) in cash	(14,919,089)	(27,396,078)

Unrestricted cash
Beginning of period	44,418,047	58,071,360

End of period	$29,498,958	$30,675,282

End of period cash consists of:
Cash in futures broker trading accounts	$13,429,117	$18,672,840
Cash	16,069,841	12,002,442

Total end of period cash	$29,498,958	$30,675,282

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2013

Balances at December 31, 2012	0	$0	70,757.159	$180,287,568	70,757.159	$180,287,568

Net income (loss) for the three months
ended March 31, 2013		0		9,546,912		9,546,912
Additions	0.000	0	5.590	15,001	5.590	15,001
Redemptions	0.000	0	(2,567.897)	(6,835,288)	(2,567.897)	(6,835,288)
Balances at March 31, 2013	0	$0	68,194.852	$183,014,193	68,194.852	$183,014,193

Three Months Ended March 31, 2012

Balances at December 31, 2011	20.360	$51,185	85,812.139	$215,730,706	85,832.499	$215,781,891

Net income (loss) for the three months
ended March 31, 2012		1,443		6,235,460		6,236,903
Additions	0.000	0	46.978	125,006	46.978	125,006
Redemptions	0.000	0	(5,457.927)	(14,263,115)	(5,457.927)	(14,263,115)
Balances at March 31, 2012	20.360	$52,628	80,401.190	$207,828,057	80,421.550	$207,880,685

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

$2,683.70	$2,547.98	$2,584.89	$2,513.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2013

Balances at December 31, 2012	94,682.288	$235,009,679	12,383.204	$32,309,160

Net income (loss) for the three months ended
March 31, 2013		12,784,321		1,837,485
Additions	11,948.095	30,914,289	729.269	1,989,225
Redemptions	(1,191.921)	(3,083,144)	(402.744)	(1,098,940)
Offering costs		(323,312)		(42,886)
Balances at March 31, 2013	105,438.462	$275,301,833	12,709.729	$34,994,044

Three Months Ended March 31, 2012

Balances at December 31, 2011	57,271.409	$140,986,636	6,975.389	$17,863,886

Net income (loss) for the three months ended
March 31, 2012		3,838,207		561,254
Additions	6,621.366	16,915,768	917.407	2,434,637
Redemptions	(983.985)	(2,520,129)	(145.155)	(383,297)
Offering costs		(188,265)		(24,079)
Balances at March 31, 2012	62,908.790	$159,032,217	7,747.641	$20,452,401

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

$2,611.02	$2,482.09	$2,527.98	$2,461.73

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

$2,753.33	$2,609.11	$2,639.82	$2,560.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended March 31,
	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,482.09	$2,461.73

Income (loss) from operations:
Total net trading gains (losses) (1)	156.17	93.78
Net investment income (loss)(1)	(23.99)	(24.32)

Total net income (loss) from operations	132.18	69.46

Offering costs (1)	(3.25)	(3.21)

Net asset value per unit at end of period	$2,611.02	$2,527.98

Total Return (4)	5.19%	2.69%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.17%
Performance fee (4)	0.00%	0.00%

Total expenses	4.24%	4.17%

Net investment income (loss) (2,3)	(3.70)%	(3.82)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended March 31,
	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,547.98	$2,513.99

Income (loss) from operations:
Total net trading gains (losses) (1)	160.31	95.75
Net investment income (loss)(1)	(24.59)	(24.85)

Total net income (loss) from operations	135.72	70.90

Net asset value per unit at end of period	$2,683.70	$2,584.89

Total Return (4)	5.33%	2.82%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.30%	4.22%
Performance fee (4)	0.00%	0.00%

Total expenses	4.30%	4.22%

Net investment income (loss) (2,3)	(3.75)%	(3.86)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended March 31,
	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,609.11	$2,560.99

Income (loss) from operations:
Total net trading gains (losses) (1)	164.26	97.50
Net investment income (loss)(1)	(16.62)	(15.33)

Total net income (loss) from operations	147.64	82.17

Offering costs (1)	(3.42)	(3.34)

Net asset value per unit at end of period	$2,753.33	$2,639.82

Total Return (4)	5.53%	3.08%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.76%	2.66%
Performance fee (4)	0.06%	0.00%

Total expenses	2.82%	2.66%

Net investment income (loss) (2,3)	(2.21)%	(2.31)%

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
MARCH 31, 2013 (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

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

The fixed income investments, other than U.S. Treasury Bills, are held at the custodian and marked to market on the last business day of the reporting period using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. U.S. Treasury Bills are held at the futures broker or interbank market maker and are stated at cost plus accrued interest, which approximates fair value. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

The short term investments represent cash held at the custodian and invested overnight in a money market fund.

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust's exchange-traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2013 and December 31, 2012, and the periods ended March 31, 2013 and 2012, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Fair Value at March 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$20	$0	$0	$20
Fixed income securities	0	457,210,125	0	457,210,125
Other Financial Instruments
Exchange-traded futures contracts	12,709,050	0	0	12,709,050
Forward currency contracts	0	(2,477,944)	0	(2,477,944)
Total	$12,709,070	$454,732,181	$0	$467,441,251

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$398,232,659	$0	$398,232,659
Other Financial Instruments
Exchange-traded futures contracts	3,315,258	0	0	3,315,258
Forward currency contracts	0	9,076,486	0	9,076,486
Total	$3,315,258	$407,309,145	$0	$410,624,403

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2013 or the year ended December 31, 2012.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2013 and  December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,067,603 and $3,027,981 for Series A units and $623,019 and $618,740 for Series W units, respectively.

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

I.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update clarifies that the scope of ASU 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of the additional disclosure requirements are reflected in the Trust's financial statements.

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

Note 7.  DEPOSITS WITH FUTURES BROKER

The Trust deposits assets with UBS Securities LLC (the "broker") as the futures broker, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures broker. The Trust typically earns interest income on its assets deposited with the futures broker.

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2013 and 2012, Campbell & Company received redemption fees of $7,618 and $6,958, respectively.

Note 10.  TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Market Risk

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

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2013 Fair Value	Liability Derivatives at March 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,039,486	$(1,326,295)	$713,191
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,143,923	(569,413)	574,510
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,956,475	(895,000)	5,061,475
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,372,947	(1,407,230)	965,717
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	21,091	(697,099)	(676,008)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	6,443,858	(373,693)	6,070,165
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	13,679,647	(16,157,591)	(2,477,944)
Totals		$31,657,427	$(21,426,321)	$10,231,106
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,288,205	$(715,896)	$572,309
Energy Contracts	Net unrealized gain (loss) on open futures contracts	479,204	(527,163)	(47,959)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,886,071	(1,313,455)	572,616
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,434,401	(1,698,271)	1,736,130
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	265,115	(388,365)	(123,250)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,529,791	(924,379)	605,412
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	28,622,152	(19,545,666)	9,076,486
Totals		$37,504,939	$(25,113,195)	$12,391,744

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2013	Trading Gains (Losses) for the Three Months Ended March 31, 2012
Agriculture Contracts	$1,057,564	$2,757,445
Energy Contracts	(3,710,107)	15,132,430
Metal Contracts	7,994,036	(5,341,029)
Stock Indices Contracts	17,915,878	13,605,337
Short-Term Interest Rate Contracts	(6,636,469)	1,260,793
Long Term Interest Rate Contracts	(4,775,050)	(13,888,925)
Forward Currency Contracts	17,625,490	1,240,192
Total	$29,471,342	$14,766,243

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2013	Trading Gains (Losses) for the Three Months Ended March 31, 2012
Futures trading gains (losses):
Realized**	$2,452,060	$14,820,051
Change in unrealized	9,393,792	(1,294,000)
Forward currency trading gains (losses):
Realized	29,179,920	10,539,068
Change in unrealized	(11,554,430)	(9,298,876)
Total	$29,471,342	$14,766,243

**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 71,400 and 34,900, respectively, and the monthly average of notional value of forward currency contracts was $4,137,700,000 and $1,490,800,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2013, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is June 2013. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

Credit Risk

The Trust trades futures contracts on exchanges that require margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

The Trust has entered into a International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with RBS.  Under the terms of the ISDA agreement, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

Under the terms of each of the master netting agreement with UBS Securities, upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities has the right to close out any or all open contracts held in the Trust’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust’s account.  The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2013 and December 31, 2012 was $111,997,424 and $86,993,896, respectively, which equals 23% and 19% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2013 and December 31, 2012 was $9,200,596 and $53,710, respectively, which equals 2% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. There was no restricted cash at March 31, 2013 or December 31, 2012.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to an agreement similar to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the Collateral tables is limited to the net amount of unrealized loss at each counterparty.  Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the Collateral tables.

Offsetting of Derivative Assets
As of March 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$17,977,780	$(5,268,730)	$12,709,050
Forward currency contracts	Royal Bank of Scotland	13,679,647	(13,679,647)	0
Total derivatives		$31,657,427	$(18,948,377)	$12,709,050

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$12,709,050	$0	$0	$12,709,050
Royal Bank of Scotland	0	0	0	0
Total	$12,709,050	$0	$0	$12,709,050

Offsetting of Derivative Liabilities
As of March 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$5,268,730	$(5,268,730)	$0
Forward currency contracts	Royal Bank of Scotland	16,157,591	(13,679,647)	2,477,944
Total derivatives		$21,426,321	$(18,948,377)	$2,477,944

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Royal Bank of Scotland	2,477,944	(2,477,944)	*	0	0
Total	$2,477,944	$(2,477,944)		$0	$0

*    Represents a portion of the $41,999,034 fair value in U.S. Treasury Bills held at the interbank market maker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (Unaudited)

Offsetting of Derivative Assets
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$8,882,787	$(5,567,529)	$3,315,258
Forward currency contracts	Royal Bank of Scotland	28,622,152	(19,545,666)	9,076,486
Total derivatives		$37,504,939	$(25,113,195)	$12,391,744

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,315,258	$0	$0	$3,315,258
Royal Bank of Scotland	9,076,486	0	0	9,076,486
Total	$12,391,744	$0	$0	$12,391,744

Offsetting of Derivative Liabilities
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$5,567,529	$(5,567,529)	$0
Forward currency contracts	Royal Bank of Scotland	19,545,666	(19,545,666)	0
Total derivatives		$25,113,195	$(25,113,195)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2013 and December 31, 2012, and the statements of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2013 and December 31, 2012, and the results of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the aggregate capitalization of the Trust was $493,310,070 with Series A, Series B and Series W comprising $275,301,833; $183,014,193 and $34,994,044, respectively, of the total. The Net Asset Value per Unit was $2,611.02 for Series A, $2,683.70 for Series B, and $2,753.33 for Series W.

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

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (i.e. forward contracts which are traded in the inter-bank market).

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

Results of Operations

The returns for Series A for the three months ended March 31, 2013 and 2012 were 5.19% and 2.69%. The returns for Series B for the three months ended March 31, 2013 and 2012 were 5.33% and 2.82%, respectively. The returns for Series W for the three months ended March 31, 2013 and 2012 were 5.53% and 3.08%, respectively.

2013 (For the Three Months Ending March 31)

Of the 2013 year-to-date increase of 5.19% for Series A, approximately 6.46% was due to trading gains (before commissions) and approximately 0.13% was due to investment income, offset by approximately (1.40)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2013 year-to-date increase of 5.33% for Series B, approximately 6.46% was due to trading gains (before commissions) and approximately 0.14% was due to investment income, offset by approximately (1.27)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2013 year-to-date increase of 5.53% for Series W, approximately 6.46% was due to trading gains (before commissions) and approximately 0.14% was due to investment income, offset by approximately (1.07)% due to brokerage fees, management fees,service fees, performance fees, operating costs and offering costs borne by Series W.

During the three months ended March 31, 2013, the Trust accrued management fees in the amount of $4,627,807 and paid management fees in the amount of $4,480,528. Performance fees were accrued in the amount of $20,923 and paid in the amount of $0.

An analysis of the 6.46% gross trading gains for the Trust for the three months ended March 31, 2013 by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.11%
Currencies	3.89
Interest Rates	(2.51)
Stock Indices	3.97
6.46%

2013 began on a positive note, as the Trust posted solid gains.  Equity Indices and Foreign Exchange sectors responded to improved economic outlooks in the U.S. and Europe and to the promise of aggressive fiscal and monetary policy in Asia.  Commodities were flat on the month, and the Interest Rates sector was the only significant detractor from performance.  The Trust lost on a net-long position in global long-term rates as the sector moved lower on the same macroeconomic drivers that pushed equity markets higher and a general rotation out of bonds and into stocks.  From a strategy perspective, longer-term trend following models were the most profitable strategies in January, with other complimentary strategies providing additional returns.  Long global equity positions primarily from European and Asian holdings recorded the majority of gains.  Positive data points out of Europe included the softening of tough “Basel III” regulations, a larger-than-expected repayment by banks of LTRO funds to the ECB, Spanish and Italian bond auctions bringing the lowest yields in months, and German ZEW surveys of sentiment that were much more optimistic.  In Asia, the new Japanese government used every possible opportunity to push for a weakening of the Japanese Yen and a 2% inflation target to end decades of deflation.  Exporters rallied as the Yen weakened throughout the month.  The Trust’s short Japanese Yen position was the most profitable trade in the portfolio during January.  Losses in Interest Rates were not enough to offset gains as the sector exhibited a generally negative correlation to equities, hurting the Trust’s long position.

The Trust, which consists of both trend following and non-trend following strategies, profited in February. The majority of gains came from the foreign exchange sector, while losses in equity index trading offset some of these gains. Interest rates and commodities had little impact on performance.  Foreign exchange was the most profitable sector, contributing well over 1% to the Trust. In the U.K., the British Pound (GBP) was down over 4% in February as weak economic fundamentals led Moody’s to downgrade the U.K.’s Aaa sovereign debt rating to Aa1. The Trust made over 1% in GBP on a short position against the U.S. Dollar. The Canadian Dollar (CAD) also declined over 3% in February on global risk-off positioning and developments indicating a slowing Canadian economy. This led to additional gains on a short position against the currency.  These gains were partially offset by losses from trading in equity indices where long positioning in European indices was unprofitable. Political uncertainty in the region, threatening a smooth recovery, caused downward moves in several major indices and reversed recent upward trends. Trading in North American indices was relatively flat for trend following strategies and losses in the region were driven by faster, non-trend following strategies getting caught in volatile market action. Trading in both interest rates and commodities was relatively flat in February. Renewed concerns over European sovereign debt and the impending U.S. sequester drove interest rate markets, producing small gains for the Trust.  In commodities, gains in metals were offset by losses in energies, driven by the same macroeconomic factors that impacted the interest rates sector.

The Trust’s strategies profited in three of four major sectors traded in March, with the majority of gains coming from commodities.  Major economic drivers included Chinese and Japanese political developments, positive economic data in the U.S., and the bank bailout situation in Cyprus.  Trend following strategies contributed over 2% to the Trust, while other non-trend strategies detracted from performance. Gains in commodities were led by short positions in copper and aluminum as these industrial metals fell sharply during the month.  Copper was pressured by new property tightening measures in China aimed at reining in overheated housing markets. Aluminum fell on reports that production climbed 2.4% in February.  Soft commodities and energies also added to profits as supply and weather data moved markets in the direction of the Trust’s positions. Equity indices, specifically long positioning in the United States and Japan, also added to monthly gains.  A sharp uptick in U.S. non-farm payrolls and a downtick in the unemployment rate, followed by data indicating a steadily improving U.S. housing market helped push index levels higher.  Japanese stocks rose for a seventh straight month, gaining over 7%, as Prime Minister Abe’s efforts to end deflation began with his appointment of Haruhiko Kuroda to lead the Bank of Japan (BOJ).  Positioning in foreign exchange contributed small gains to the Trust.  The most profitable trade continues to be short Japanese Yen, with the new BOJ Governor stating he will do “whatever it takes” to achieve his goal of a 2% inflation target within two years.

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

An analysis of the 3.90% gross trading gains for the Trust for the three months ended March 31, 2012 by sector is as follows:

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2013 and December 31, 2012 and the trading gains/losses by market category for the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.60%	1.11%
Currencies	0.73%	3.89%
Interest Rates	0.72%	(2.51)%
Stock Indices	0.97%	3.97%

Aggregate/Total	1.37%	6.46%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the three months ended March 31, 2013.

Of the 2013 year-to-date increase of 5.19% for Series A, approximately 6.46% was due to trading gains (before commissions) and approximately 0.13% was due to investment income, offset by approximately (1.40)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2013 year-to-date increase of 5.33% for Series B, approximately 6.46% was due to trading gains (before commissions) and approximately 0.14% was due to investment income, offset by approximately (1.27)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2013 year-to-date increase of 5.53% for Series W, approximately 6.46% was due to trading gains (before commissions) and approximately 0.14% was due to investment income, offset by approximately (1.07)% due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W.

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

Of the 2012 increase of 0.83% for Series A, approximately 5.66% was due to trading gains (before commissions) and approximately 0.43% was due to investment income, offset by approximately (5.26)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2012 increase of 1.35% for Series B, approximately 5.66% was due to trading gains (before commissions) and approximately 0.44% was due to investment income, offset by approximately (4.75)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 increase of 1.88% for Series W, approximately 5.66% was due to trading gains (before commissions) and approximately 0.43% was due to investment income, offset by approximately (4.21)% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2013 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2013.

Foreign Currency Balances

The Trust’s primary foreign currency balances are in Australian Dollar, Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities and Short Term Investments

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2013	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.