Form 10-Q
period 2013-06-30
CAMPBELL FUND TRUST
filed 2013-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2013 and December 31, 2012 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2013 and 2012 (Unaudited)	8-9

	Financial Highlights for the Three Months and Six Months Ended June 30, 2013 and 2012 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	25-30

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2013 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,510,788	2.06%
	(cost $12,500,000)
	Finland
	Financials	$1,435,866	0.24%
	(cost $1,429,885)
	United States
	Financials	$17,000,660	2.81%
	(cost $17,000,000)
	Total Bank Deposits (cost $30,929,885)	$30,947,314	5.11%

	Commercial Paper
	United States
	Energy	$38,352,983	6.34%
	Financials
$16,684,000	ERAC USA Finance, 0.000%, Due 07/01/2013	$16,683,499	2.76%
$21,600,000	ERAC USA Finance, 0.000%, Due 08/23/2013	$21,589,753	3.56%
	Other	$16,974,024	2.80%
	Materials	$16,996,597	2.81%
	Industrials	$23,245,535	3.84%
	Utilities	$15,544,363	2.57%
	Total Commercial Paper (cost $149,387,289)	$149,386,754	24.68%

	Corporate Bonds
	United Kingdom
	Materials	$15,999,856	2.64%
	(cost $16,000,000)
	United States
	Consumer Staples	$9,997,060	1.65%
	Financials	$137,518,163	22.72%
	Information Technology	$9,622,221	1.59%
	Telecommunication Services	$31,336,538	5.18%
	Total United States	$188,473,982	31.14%
	(cost $188,475,774)
	Total Corporate Bonds (cost $204,475,774)	$204,473,838	33.78%

	Government And Agency Obligations
	Multi-National
	Multi-National Agency
	Multi-National Government Agency (cost $20,000,000)	$19,982,520	3.30%
	United States
	U.S. Government Agency	$27,115,886	4.48%
	U.S. Treasury Bill
	U.S. Treasury Bills*
$41,550,000	Due 07/18/2013	$41,549,543	6.86%
	U.S. Treasury Bills*
$70,000,000	Due 07/25/2013	$69,999,300	11.56%
	Total United States (cost $138,672,079)	$138,664,729	22.90%

	Total Government And Agency Obligations (cost $158,672,079)	$158,647,249	26.20%

	Total Fixed Income Securities** (cost $543,465,027)	$543,455,155	89.77%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$717	0.00%
	(cost $717)
	Total Short Term Investments (cost $717)	$717	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(415,350)	(0.07)%
Energy	$(45,605)	(0.01)%
Metals	$(2,997,855)	(0.49)%
Stock indices	$1,152,028	0.19%
Short-term interest rates	$(12,271)	0.00%
Net unrealized gain (loss) on long futures contracts	$(2,319,053)	(0.38)%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$2,771,007	0.46%
Energy	$157,735	0.03%
Metals	$12,757,088	2.10%
Stock indices	$(1,067,280)	(0.18)%
Short-term interest rates	$219,613	0.03%
Long-term interest rates	$(626,416)	(0.10)%
Net unrealized gain (loss) on short futures contracts	$14,211,747	2.34%

Net unrealized gain (loss) on open futures contracts	$11,892,694	1.96%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(34,060,428)	(5.62)%
Various short forward currency contracts	$28,291,330	4.67%
Net unrealized gain (loss) on forward currency contracts	$(5,769,098)	(0.95)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $69,999,300 deposited with the futures broker and of $41,549,543 deposited with interbank market maker.
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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2013 and December 31, 2012 (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$43,910,912	$16,887,965
Fixed income securities (cost $69,997,666 and $ 64,991,942, respectively)	69,999,300	64,996,360
Net unrealized gain (loss) on open futures contracts	11,892,694	3,315,258
Total equity in futures broker trading accounts	125,802,906	85,199,583

Cash	17,521,429	27,530,082
Short term investments (cost $717 and $0, respectively)	717	0
Fixed income securities (cost $473,467,361 and $333,141,208, respectively)	473,455,855	333,236,299
Net unrealized gain (loss) on open forward currency contracts	(5,769,098)	9,076,486
Interest receivable	742,463	909,063
Total assets	$611,754,272	$455,951,513

LIABILITIES
Accounts payable	$241,455	$247,805
Management fee payable	1,904,987	1,430,800
Performance fee payable	2,984,801	0
Service fee payable	19,211	13,484
Accrued commissions and other trading fees on open contracts	68,640	71,746
Offering costs payable	168,926	108,965
Redemptions payable	1,006,842	6,472,306
Total liabilities	6,394,862	8,345,106

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 136,676.009 and 94,682.288 units outstanding at June 30, 2013 and December 31, 2012	370,891,298	235,009,679
Series B Units - Redeemable
Other Unitholders - 66,779.915 and 70,757.159 units outstanding at June 30, 2013 and December 31, 2012	188,256,842	180,287,568
Series W Units - Redeemable
Other Unitholders - 16,135.435 and 12,383.204 units outstanding at June 30, 2013 and December 31, 2012	46,211,270	32,309,160
Total unitholders' capital (Net Asset Value)	605,359,410	447,606,407

Total liabilities and unitholders' capital (Net Asset Value)	$611,754,272	$455,951,513

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$31,386,172	$21,808,922	$33,745,481	$36,581,772
Change in unrealized	(816,356)	(10,005,167)	8,577,436	(11,299,167)
Brokerage commissions	(895,042)	(394,083)	(1,742,265)	(833,416)
Net gain (loss) from futures trading	29,674,774	11,409,672	40,580,652	24,449,189

Forward currency trading gains (losses)
Realized	2,610,906	(805,054)	31,790,826	9,734,014
Change in unrealized	(3,291,154)	(5,760,270)	(14,845,584)	(15,059,146)
Brokerage commissions	(43,594)	(24,495)	(92,762)	(41,029)
Net gain (loss) from forward currency trading	(723,842)	(6,589,819)	16,852,480	(5,366,161)

Total net trading gain (loss)	28,950,932	4,819,853	57,433,132	19,083,028

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	477,835	471,894	933,316	802,225
Realized gain (loss) on fixed income securities	507	729	22,727	12,160
Change in unrealized gain (loss) on fixed income securities	(277,773)	(2,039)	(109,381)	(3,697)
Total investment income	200,569	470,584	846,662	810,688

Expenses
Management fee	5,353,563	3,917,640	9,981,370	7,721,398
Service fee	50,873	26,549	93,760	50,628
Performance fee	3,013,426	8,863	3,034,349	8,874
Operating expenses	302,939	149,423	570,897	288,490
Total expenses	8,720,801	4,102,475	13,680,376	8,069,390
Net investment income (loss)	(8,520,232)	(3,631,891)	(12,833,714)	(7,258,702)

NET INCOME (LOSS)	$20,430,700	$1,187,962	$44,599,418	$11,824,326

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average units during the period)
Series A	$85.36	$1.04	$210.80	$62.48
Series B	$138.16	$12.28	$274.55	$88.54
Series W	$92.57	$19.50	$236.58	$94.95

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$102.63	$6.01	$231.56	$72.26
Series B	$135.36	$9.48	$271.08	$80.38
Series W	$110.63	$16.57	$254.85	$95.40

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	115,146.636	66,351.974	107,269.098	62,541.842
Series B	67,477.813	78,682.909	68,728.507	81,350.070
Series W	13,824.879	7,825.255	13,176.447	7,518.175

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$44,599,418	$11,824,326
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	6,377,529	26,362,010
(Increase) decrease in restricted cash	0	29,596,062
(Increase) decrease in interest receivable	166,600	(242,581)
Increase (decrease) in accounts payable and accrued expenses	3,455,258	122,747
Purchases of investments	(7,394,901,505)	(8,124,775,656)
Sales/maturities of investments	7,249,568,912	8,028,043,592

Net cash from (for) operating activities	(90,733,788)	(29,069,500)

Cash flows from (for) financing activities
Addition of units	132,344,633	49,557,897
Redemption of units	(23,838,069)	(31,618,182)
Offering costs paid	(758,482)	(434,511)
Net cash from (for) financing activities	107,748,082	17,505,204

Net increase (decrease) in cash	17,014,294	(11,564,296)

Unrestricted cash
Beginning of period	44,418,047	58,071,360

End of period	$61,432,341	$46,507,064

End of period cash consists of:
Cash in futures broker trading accounts	$43,910,912	$37,651,273
Cash	17,521,429	8,855,791

Total end of period cash	$61,432,341	$46,507,064

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2013

Balances at December 31, 2012	0.000	$0	70,757.159	$180,287,568	70,757.159	$180,287,568

Net income (loss) for the six months
ended June 30, 2013		0		18,869,338		18,869,338
Additions	0.000	0	170.300	485,284	170.300	485,284
Redemptions	0.000	0	(4,147.544)	(11,385,348)	(4,147.544)	(11,385,348)
Balances at June 30, 2013	0	$0	66,779.915	$188,256,842	66,779.915	$188,256,842

Six Months Ended June 30, 2012

Balances at December 31, 2011	20.360	$51,185	85,812.139	$215,730,706	85,832.499	$215,781,891

Net income (loss) for the six months
ended June 30, 2012		1,878		7,201,173		7,203,051
Additions	0.000	0	165.380	449,310	165.380	449,310
Redemptions	(20.360)	(53,063)	(9,769.961)	(25,670,201)	(9,790.321)	(25,723,264)
Balances at June 30, 2012	0.000	$0	76,207.558	$197,710,988	76,207.558	$197,710,988

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

$2,819.06	$2,547.98	$2,594.37	$2,513.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2013

Balances at December 31, 2012	94,682.288	$235,009,679	12,383.204	$32,309,160

Net income (loss) for the six months ended
June 30, 2013		22,612,784		3,117,296
Additions	44,037.002	119,426,343	4,311.110	12,433,006
Redemptions	(2,043.281)	(5,432,825)	(558.879)	(1,554,434)
Offering costs		(724,683)		(93,758)
Balances at June 30, 2013	136,676.009	$370,891,298	16,135.435	$46,211,270

Six Months Ended June 30, 2012

Balances at December 31, 2011	57,271.409	$140,986,636	6,975.389	$17,863,886

Net income (loss) for the six months ended
June 30, 2012		3,907,448		713,827
Additions	17,575.354	45,262,370	1,468.688	3,924,945
Redemptions	(1,871.692)	(4,834,645)	(435.401)	(1,177,878)
Offering costs		(403,536)		(50,628)
Balances at June 30, 2012	72,975.071	$184,918,273	8,008.676	$21,274,152

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

$2,713.65	$2,482.09	$2,533.99	$2,461.73

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

$2,863.96	$2,609.11	$2,656.39	$2,560.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,611.02	$2,527.98	$2,482.09	$2,461.73

Income (loss) from operations:
Total net trading gains (losses) (1)	156.87	33.23	315.03	126.99
Net investment income (loss)(1)	(50.75)	(23.98)	(76.71)	(48.28)

Total net income (loss) from operations	106.12	9.25	238.32	78.71

Offering costs (1)	(3.49)	(3.24)	(6.76)	(6.45)

Net asset value per unit at end of period	$2,713.65	$2,533.99	$2,713.65	$2,533.99

Total Return (4)	3.93%	0.24%	9.33%	2.94%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.18%	4.13%	4.16%	4.12%
Performance fee (4)	0.79%	0.00%	0.87%	0.00%

Total expenses	4.97%	4.13%	5.03%	4.12%

Net investment income (loss) (2,3)	(4.04)%	(3.67)%	(3.85)%	(3.71)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,683.70	$2,584.89	$2,547.98	$2,513.99

Income (loss) from operations:
Total net trading gains (losses) (1)	164.56	33.89	324.79	129.65
Net investment income (loss)(1)	(29.20)	(24.41)	(53.71)	(49.27)

Total net income (loss) from operations	135.36	9.48	271.08	80.38

Net asset value per unit at end of period	$2,819.06	$2,594.37	$2,819.06	$2,594.37

Total Return (4)	5.04%	0.37%	10.64%	3.20%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.31%	4.21%	4.30%	4.22%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.31%	4.21%	4.30%	4.22%

Net investment income (loss) (2,3)	(4.15)%	(3.73)%	(3.95)%	(3.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,753.33	$2,639.82	$2,609.11	$2,560.99

Income (loss) from operations:
Total net trading gains (losses) (1)	165.37	35.30	331.34	132.80
Net investment income (loss)(1)	(51.06)	(15.34)	(69.37)	(30.67)

Total net income (loss) from operations	114.31	19.96	261.97	102.13

Offering costs (1)	(3.68)	(3.39)	(7.12)	(6.73)

Net asset value per unit at end of period	$2,863.96	$2,656.39	$2,863.96	$2,656.39

Total Return (4)	4.02%	0.63%	9.77%	3.73%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.69%	2.67%	2.69%	2.66%
Performance fee (4)	1.08%	0.02%	1.22%	0.02%

Total expenses	3.77%	2.69%	3.91%	2.68%

Net investment income (loss) (2,3)	(2.55)%	(2.20)%	(2.37)%	(2.24)%

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
JUNE 30, 2013 (Unaudited)

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2013 and December 31, 2012, and the periods ended June 30, 2013 and 2012, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair Value at June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$717	$0	$0	$717
Fixed income securities	0	543,455,155	0	543,455,155
Other Financial Instruments
Exchange-traded futures contracts	11,892,694	0	0	11,892,694
Forward currency contracts	0	(5,769,098)	0	(5,769,098)
Total	$11,893,411	$537,686,057	$0	$549,579,468

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$398,232,659	$0	$398,232,659
Other Financial Instruments
Exchange-traded futures contracts	3,315,258	0	0	3,315,258
Forward currency contracts	0	9,076,486	0	9,076,486
Total	$3,315,258	$407,309,145	$0	$410,624,403

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2013 or the year ended December 31, 2012.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2013 and  December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,302,354 and $3,027,981 for Series A units and $653,686 and $618,740 for Series W units, respectively.

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

In June 2013, the FASB issued ASU 2013-08, “Financial Services - Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  The Trust is currently evaluating the impact this pronouncement would have on the financial statements.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2013 and 2012, Campbell & Company received redemption fees of $9,235 and $11,138, respectively.

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

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2013 Fair Value	Liability Derivatives at June 30, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,177,207	$(821,550)	$2,355,657
Energy Contracts	Net unrealized gain (loss) on open futures contracts	410,590	(298,460)	112,130
Metal Contracts	Net unrealized gain (loss) on open futures contracts	13,313,890	(3,554,657)	9,759,233
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,790,132	(1,705,384)	84,748
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	886,678	(679,336)	207,342
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	996,713	(1,623,129)	(626,416)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	35,500,311	(41,269,409)	(5,769,098)
Totals		$56,075,521	$(49,951,925)	$6,123,596
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,288,205	$(715,896)	$572,309
Energy Contracts	Net unrealized gain (loss) on open futures contracts	479,204	(527,163)	(47,959)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,886,071	(1,313,455)	572,616
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,434,401	(1,698,271)	1,736,130
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	265,115	(388,365)	(123,250)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,529,791	(924,379)	605,412
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	28,622,152	(19,545,666)	9,076,486
Totals		$37,504,939	$(25,113,195)	$12,391,744

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended June 30, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2013	Trading Gains (Losses) for the Three Months Ended June 30, 2012
Agriculture Contracts	$5,946	$1,981,907
Energy Contracts	(1,774,082)	(10,831,592)
Metal Contracts	34,351,273	2,926,319
Stock Indices Contracts	2,219,375	(13,766,060)
Short-Term Interest Rate Contracts	(2,373,625)	3,582,636
Long Term Interest Rate Contracts	(1,763,449)	28,063,474
Forward Currency Contracts	(680,248)	(6,565,324)
Total	$29,985,190	$5,391,360

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2013	Trading Gains (Losses) for the Six Months Ended June 30, 2012
Agriculture Contracts	$1,063,510	$4,739,352
Energy Contracts	(5,484,189)	4,300,838
Metal Contracts	42,345,309	(2,414,710)
Stock Indices Contracts	20,135,253	(160,723)
Short-Term Interest Rate Contracts	(9,010,094)	4,843,429
Long Term Interest Rate Contracts	(6,538,499)	14,174,549
Forward Currency Contracts	16,945,242	(5,325,132)
Total	$59,456,532	$20,157,603

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2013	Trading Gains (Losses) for the Three Months Ended June 30, 2012
Futures trading gains (losses):
Realized**	$31,481,794	$21,961,851
Change in unrealized	(816,356)	(10,005,167)
Forward currency trading gains (losses):
Realized	2,610,906	(805,054)
Change in unrealized	(3,291,154)	(5,760,270)
Total	$29,985,190	$5,391,360

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2013	Trading Gains (Losses) for the Six Months Ended June 30, 2012
Futures trading gains (losses):
Realized**	$33,933,854	$36,781,902
Change in unrealized	8,577,436	(11,299,167)
Forward currency trading gains (losses):
Realized	31,790,826	9,734,014
Change in unrealized	(14,845,584)	(15,059,146)
Total	$59,456,532	$20,157,603
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 79,400 and 34,000, respectively, and the monthly average of notional value of forward currency contracts was $3,802,000,000 and $2,019,700,000 respectively.

For the six months ended June 30, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 75,400 and 34,400, respectively, and the monthly average of notional value of forward currency contracts was $3,969,800,000 and $1,755,300,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2013, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is September 2013. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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
JUNE 30, 2013 (Unaudited)

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2013 and December 31, 2012 was $111,548,843 and $86,993,896, respectively, which equals 18% and 19% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2013 and December 31, 2012 was $57,490 and $53,710, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at June 30, 2013 or December 31, 2012.

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

Offsetting of Derivative Assets
As of June 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$20,575,209	$(8,682,515)	$11,892,694
Forward currency contracts	Royal Bank of Scotland	35,500,311	(35,500,311)	0
Total derivatives		$56,075,520	$(44,182,826)	$11,892,694

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$11,892,694	$0	$0	$11,892,694
Royal Bank of Scotland	0	0	0	0
Total	$11,892,694	$0	$0	$11,892,694

Offsetting of Derivative Liabilities
As of June 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$8,682,515	$(8,682,515)	$0
Forward currency contracts	Royal Bank of Scotland	41,269,409	(35,500,311)	5,769,098
Total derivatives		$49,951,924	$(44,182,826)	$5,769,098

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Royal Bank of Scotland	5,769,098	(5,769,098)	*	0	0
Total	$5,769,098	$(5,769,098)		$0	$0

*    Represents a portion of the $41,549,543 fair value in U.S. Treasury Bills held at the interbank market maker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (Unaudited)

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2013 and December 31, 2012, the statements of operations and financial highlights for the three months and six months ended June 30, 2013 and 2012, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2013, and the results of operations and financial highlights for the three months and six months ended June 30, 2013 and 2012, and cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the aggregate capitalization of the Trust was $605,359,410 with Series A, Series B and Series W comprising $370,891,298; $188,256,842 and $46,211,270, respectively, of the total. The Net Asset Value per Unit was $2,713.65 for Series A, $2,819.06 for Series B, and $2,863.96 for Series W.

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

Results of Operations

The returns for Series A for the six months ended June 30, 2013 and 2012 were 9.33% and 2.94%. The returns for Series B for the six months ended June 30, 2013 and 2012 were 10.64% and 3.20%, respectively. The returns for Series W for the six months ended June 30, 2013 and 2012 were 9.77% and 3.73%, respectively.

2013 (For the Six Months Ending June 30)

Of the 2013 year-to-date increase of 9.33% for Series A, approximately 12.97% was due to trading gains (before commissions) and approximately 0.16% was due to investment income, offset by approximately (3.80)% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2013 year-to-date increase of 10.64% for Series B, approximately 12.97% was due to trading gains (before commissions) and approximately 0.18% was due to investment income, offset by approximately (2.51)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2013 year-to-date increase of 9.77% for Series W, approximately 12.97% was due to trading gains (before commissions) and approximately 0.16% was due to investment income, offset by approximately (3.36)% due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W.

During the six months ended June 30, 2013, the Trust accrued management fees in the amount of $9,981,370 and paid management fees in the amount of $9,507,183. Performance fees were accrued in the amount of $3,034,349 and paid in the amount of $49,548.

An analysis of the 12.97% gross trading gains for the Trust for the six months ended June 30, 2013 by sector is as follows:

Sector	% Gain (Loss)
Commodities	7.28%
Currencies	3.92
Interest Rates	(3.06)
Stock Indices	4.82
12.97%

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

The Trust gained in both trend following and non-trend following strategies in April, with gains coming from all sectors traded.  Major moves in metals and long-dated interest rate markets led gains, each adding over 3% to the Trust.  Slow global growth, disappointing economic data, low or stable inflation rates, and continued quantitative easing pushed rates lower and equity markets higher across major markets, extending or establishing trends and other alpha opportunities. Commodity markets recorded the best gains for the Trust, led by precious metals, base metals, and energies.  Short positioning in precious metals benefitted from a sharp decline in prices.  The weakness in gold can be attributed to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related exchange traded products, and signs of slower global economic growth, especially in China. The Trust began April short precious metals, posting the majority of gains on April 12 & 15 when the sector significantly declined, at which point the Trust began to take profits and reduce its positions.  Long positions on long-dated interest rate markets in the U.S., Canada, and Australia were also profitable during April.  Disappointing economic data, stable inflation, falling commodity prices, and dovish stimulus policy in Canada pushed fixed income prices higher.  This particularly impacted the long-dated rate contracts, as they are more sensitive to the interest rate movements than the short-dated rates.  Stock index positions added further gains during the month, with long positioning in Japan, Australia, and the U.S. leading the way.  Japanese and Australian markets moved higher on continued central bank easing while U.S. markets bounced around throughout the month but finished higher, hitting record highs in the S&P 500 and Dow Jones Industrial Average. The foreign exchange sector added small gains during the month.  Trend-following strategies lost money in the sector, but non-trend strategies more than offset those losses.  By market, the Japanese Yen and New Zealand Dollar versus the U.S. Dollar were the most profitable trades in April.

The Trust's gross trading was basically flat in May.  Gains in stock indices, foreign exchange, and commodity holdings were offset by losses in fixed income positions.  Both trend and non-trend strategies showed gains in long equity index positions.  The gains were concentrated in European and US holdings.  In Europe, gains were led by the UK where manufacturing and business confidence data strengthened.  In the US, stocks rose after employment-related data showed signs of improvement and consumer confidence measures were also better than expected. Foreign exchange gains came primarily from long US dollar positions against the South African rand, the British pound, and the Canadian dollar.  The US dollar strengthened against all major currencies amid better economic data and signs that the US Federal Reserve may soon begin to taper its quantitative easing (QE) measures. Commodity holdings added small additional gains to the Trust.  Gains were found in short precious metal positions as both gold and silver declined on concerns over QE tapering and weak physical demand out of Asia.  Grain positions, namely long soybean positioning, benefitted from strong Chinese export sales and US supply concerns. Unfortunately, these gains were mostly offset by losses from industrial metal and energy positions.  Short positions in industrial metals, namely copper and aluminum, moved against the Trust as prices rose due to signs of tightening supply and amid short covering.  Long positioning in natural gas was the biggest loser in energy holdings as prices fell sharply when seasonal demand waned and inventories rose more than expected. Overall monthly gains were offset by losses in long fixed income positions within Europe, the US, Japan, and Canada, primarily from the long-dated holdings within the trend-following strategies.  Global fixed income prices fell sharply during the month for the same reasons the US dollar strengthened  - mainly over concern that US QE measures would begin to wind down in the near future amid strengthening economic data which could cause interest rates to rise.

The Trust had a net loss in June.  Declines in stock indices and foreign exchange were only partially offset by gains from commodities and fixed income.  The primary focus of global markets in June revolved around the fear that the US Federal Reserve was beginning to signal that their aggressive QE measures were going to be reduced or “tapered” amid stronger US economic trends.  World markets have enjoyed the benefits of the unprecedented liquidity that the US central bank has pumped into the banking system over the past five years, however the announcement by Fed Chairman Bernanke on June 19th that QE tapering could begin as soon as year-end roiled global markets.  Trend strategies showed their largest losses in long equity index positions.  The losses were spread across all global equity markets as they sold off on the concern that US QE tapering could be expected in the near future.  Non-trend strategies showed gains in foreign exchange positioning, but the trend-following models produced losses that more than offset any gains.  The trend strategies showed the greatest losses on the Japanese yen and the British pound as both showed sharp trend reversals post Bernanke’s tapering comments mid-month.  Trend-following strategies delivered gains in commodities, especially within short industrial metals and precious metals positioning.  Concerns over a Chinese credit crunch plus fear over the potential impact from QE tapering pushed both types of metals lower.  Gains were somewhat offset by losses from energy positions which generally saw sharp mid-month trend reversals due to the strengthening US dollar amid fears that monetary accommodation would begin to be withdrawn.  Both non-trend and trend strategies showed gains in short positioning on fixed income instruments.  Global fixed income markets sold off sharply on fears over QE tapering.  The faster reacting non-trend models quickly built short positions and benefitted from the extended declines.

2012 (For the Six Months Ending June 30)

Of the 2012 year-to-date increase of 2.94% for Series A, approximately 5.32% was due to trading gains (before commissions) and approximately 0.20% was due to investment income, offset by approximately (2.58)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2012 year-to-date increase of 3.20% for Series B, approximately 5.32% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately (2.33)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2012 year-to-date increase of 3.73% for Series W, approximately 5.32% was due to trading gains (before commissions) and approximately 0.21% was due to investment income, offset by approximately (1.80)% due to brokerage fees, management fees,service fees, performance fees, operating costs and offering costs borne by Series W.

During the six months ended June 30, 2012, the Trust accrued management fees in the amount of $7,721,398 and paid management fees in the amount of $7,629,287. Performance fees were accrued in the amount of $8,874 and paid in the amount of $8,874.

An analysis of the 5.32% gross trading gains for the Trust for the six months ended June 30, 2012 by sector is as follows:

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2013 and December 31, 2012 and the trading gains/losses by market category for the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	1.16%	7.28%
Currencies	0.71%	3.92%
Interest Rates	1.11%	(3.06)%
Stock Indices	1.10%	4.82%

Aggregate/Total	1.93%	12.97%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the six months ended June 30, 2013.

Of the 2013 year-to-date increase of 9.33% for Series A, approximately 12.97% was due to trading gains (before commissions) and approximately 0.16% was due to investment income, offset by approximately (3.80)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the 2013 year-to-date increase of 10.64% for Series B, approximately 12.97% was due to trading gains (before commissions) and approximately 0.18% was due to investment income, offset by approximately (2.51)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2013 year-to-date increase of 9.77% for Series W, approximately 12.97% was due to trading gains (before commissions) and approximately 0.16% was due to investment income, offset by approximately (3.36)% due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2013 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2013.

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

U.S. Treasury Bill Positions Held for Margin Purposes

The Trust also has market exposure in its U.S. Treasury Bill portfolio. The Trust holds U.S. Treasury Bills with maturities no longer than six months. Volatile fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2013	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.