Form 10-Q
period 2013-09-30
CAMPBELL FUND TRUST
filed 2013-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	8-9

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	25-30

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$1,436,728	0.23%
	(cost $1,429,885)

	Commercial Paper
	United States
	Energy	21,994,896	3.48%
	Financials	16,994,167	2.68%
	Information Technology	19,997,434	3.16%
	Materials
$35,898,000	FMC, Due 10/01/2013	35,897,641	5.67%
	Other	22,378,393	3.54%
	Utilities	74,786,196	11.82%
	Total Commercial Paper (cost $192,037,354)	192,048,727	30.35%

	Corparate Bonds
	United Kingdom
	Materials	16,027,936	2.53%
	(cost $16,000,000)
	United States
	Consumer Staples	10,003,970	1.58%
	Financials	163,998,991	25.92%
	Telecommunication Services	31,328,188	4.95%
	Total United States	205,331,149	32.45%
	(cost $205,165,385)
	Total Corporate Bonds (cost $221,165,385)	221,359,085	34.98%

	Government And Agency Obligations
	Multi-National
	Multi-National Government Agency (cost $20,000,000)	19,990,060	3.16%
	United States
	U.S. Government Agency	27,143,526	4.29%
	U.S. Treasury Bills
	U.S. Treasury Bills*
$42,770,000	Due 10/10/2013	42,769,829	6.76%
	U.S. Treasury Bills*
$70,000,000	Due 10/17/2013	69,999,090	11.06%
	Total United States (cost $139,894,636)	139,912,445	22.11%

	Total Government And Agency Obligations (cost $159,894,636)	159,902,505	25.27%

	Total Fixed Income Securities** (cost $574,527,260)	$574,747,045	90.83%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$241	0.00%
	(cost $241)
	Total Short Term Investments (cost $241)	$241	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2013 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(269,852)	(0.04)%
Energy	(861,975)	(0.14)%
Metals	1,622,330	0.25%
Stock indices	(4,132,825)	(0.65)%
Short-term interest rates	609,969	0.10%
Long-term interest rates	999,133	0.16%
Net unrealized gain (loss) on long futures contracts	$(2,033,220)	(0.32)%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	1,397,225	0.22%
Energy	179,365	0.03%
Metals	(5,586,145)	(0.88)%
Stock indices	(420,350)	(0.07)%
Short-term interest rates	(1,121,315)	(0.18)%
Long-term interest rates	(529,936)	(0.08)%
Net unrealized gain (loss) on short futures contracts	$(6,081,156)	(0.96)%

Net unrealized gain (loss) on open futures contracts	$(8,114,376)	(1.28)%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	37,008,370	5.85%
Various short forward currency contracts	(37,387,942)	(5.91)%
Net unrealized gain (loss) on open forward currency contracts	$(379,572)	(0.06)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $69,999,090 deposited with the futures broker and $42,769,829 deposited with the interbank market maker.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,511,113	2.80%
	(cost $12,500,000)
	Finland
	Financials	1,432,884	0.32%
	(cost $1,429,782)
	United States
	Financials	12,775,779	2.85%
	(cost $12,775,000)
	Total Bank Deposits (cost $26,704,782)	26,719,776	5.97%

	Commercial Paper
	United States
	Consumer Discretionary	15,811,684	3.53%
	Consumer Staples	20,498,290	4.58%
	Energy	28,995,631	6.48%
	Financials	20,947,743	4.68%
	Materials	9,314,291	2.08%
	Telecommunication Services	14,571,489	3.26%
	Utilities	35,494,692	7.93%
	Total Commercial Paper (cost $145,624,914)	145,633,820	32.54%

	Corporate Bonds
	United States
	Financials	111,661,266	24.95%
	Utilities	12,001,488	2.68%
	Total Corporate Bonds (cost $123,611,131)	123,662,754	27.63%

	Government And Agency Obligations
	United States
	U.S. Government Agency	15,222,000	3.40%
$65,000,000	U.S. Treasury Bills U.S. Treasury Bill* Due 02/21/2013	64,996,360	14.52%
$22,000,000	U.S. Treasury Bill* Due 03/28/2013	21,997,536	4.91%
	Total Government and Agency Obligations (cost $102,191,910)	102,215,896	22.83%

	Short Term Investment Funds
	United States
	Short Term Investment Funds	413	0.00%
	(cost $ 413)
	Total Fixed Income Securities** (cost $398,133,150)	$398,232,659	88.97%

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(427,785)	(0.09)%
Energy	363,371	0.08%
Metals	(289,782)	(0.06)%
Stock indices	1,850,965	0.41%
Short-term interest rates	(116,980)	(0.03)%
Long-term interest rates	1,332,325	0.30%
Net unrealized gain (loss) on long futures contracts	$2,712,114	0.61%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	1,000,094	0.22%
Energy	(411,330)	(0.09)%
Metals	862,398	0.19%
Stock indices	(114,835)	(0.03)%
Short-term interest rates	(6,270)	0.00%
Long-term interest rates	(726,913)	(0.16)%
Net unrealized gain (loss) on short futures contracts	$603,144	0.13%

Net unrealized gain (loss) on open futures contracts	$3,315,258	0.74%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	2,227,523	0.50%
Various short forward currency contracts	6,848,963	1.53%
Net unrealized gain (loss) on open forward currency contracts	$9,076,486	2.03%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $64,996,360 deposited with the futures broker and $21,997,536 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2013 and December 31, 2012 (Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$45,959,963	$16,887,965
Restricted cash	2,832,387	0
Fixed income securities (cost $69,999,689 and $ 64,991,942, respectively)	69,999,090	64,996,360
Net unrealized gain (loss) on open futures contracts	(8,114,376)	3,315,258
Total equity in futures broker trading accounts	110,677,064	85,199,583

Cash	21,646,778	27,530,082
Short term investments (cost $241 and $0, respectively)	241	0
Fixed income securities (cost $504,527,571 and $333,141,208, respectively)	504,747,955	333,236,299
Net unrealized gain (loss) on open forward currency contracts	(379,572)	9,076,486
Interest receivable	782,940	909,063
Subscription receivable	106,199	0
Total assets	$637,581,605	$455,951,513

LIABILITIES
Accounts payable	$271,432	$247,805
Management fee payable	1,974,911	1,430,800
Service fee payable	19,373	13,484
Accrued commissions and other trading fees on open contracts	84,745	71,746
Offering costs payable	181,000	108,965
Redemptions payable	2,311,473	6,472,306
Total liabilities	4,842,934	8,345,106

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 154,645.439 and 94,682.288 units outstanding at September 30, 2013 and December 31, 2012	404,880,268	235,009,679
Series B Units - Redeemable
Other Unitholders - 66,245.539 and 70,757.159 units outstanding at September 30, 2013 and December 31, 2012	180,402,015	180,287,568
Series W Units - Redeemable
Other Unitholders - 17,110.342 and 12,383.204 units outstanding at September 30, 2013 and December 31, 2012	47,456,388	32,309,160
Total unitholders' capital (Net Asset Value)	632,738,671	447,606,407

Total liabilities and unitholders' capital (Net Asset Value)	$637,581,605	$455,951,513

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$17,772,066	$8,910,801	$51,517,547	$45,492,573
Change in unrealized	(20,007,070)	8,001,510	(11,429,634)	(3,297,657)
Brokerage commissions	(898,234)	(492,425)	(2,640,499)	(1,325,841)
Net gain (loss) from futures trading	(3,133,238)	16,419,886	37,447,414	40,869,075

Forward currency trading gains (losses)
Realized	(17,777,121)	(10,087,703)	14,013,705	(353,689)
Change in unrealized	5,389,526	11,512,955	(9,456,058)	(3,546,191)
Brokerage commissions	(54,720)	(33,521)	(147,482)	(74,550)
Net gain (loss) from forward currency trading	(12,442,315)	1,391,731	4,410,165	(3,974,430)

Total net trading gain (loss)	(15,575,553)	17,811,617	41,857,579	36,894,645

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	594,434	478,625	1,527,750	1,280,850
Realized gain (loss) on fixed income securities	2,481	(1,755)	25,208	10,405
Change in unrealized gain (loss) on fixed income securities	229,657	1,806	120,276	(1,891)
Total investment income	826,572	478,676	1,673,234	1,289,364

Expenses
Management fee	5,859,677	4,182,978	15,841,047	11,904,376
Service fee	58,028	29,175	151,788	79,803
Performance fee	0	108,003	3,034,349	116,877
Operating expenses	347,115	253,844	918,012	542,334
Total expenses	6,264,820	4,574,000	19,945,196	12,643,390
Net investment income (loss)	(5,438,248)	(4,095,324)	(18,271,962)	(11,354,026)

NET INCOME (LOSS)	$(21,013,801)	$13,716,293	$23,585,617	$25,540,619

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average units during the period)
Series A	$(93.07)	$80.69	$79.24	$150.13
Series B	$(95.76)	$90.83	$183.68	$176.97
Series W	$(87.26)	$82.33	$117.67	$179.87

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(95.53)	$83.26	$136.03	$155.52
Series B	$(95.83)	$88.99	$175.25	$169.37
Series W	$(90.41)	$84.47	$164.44	$179.87

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	141,837.178	76,732.307	118,791.792	67,271.997
Series B	66,587.402	75,213.544	68,014.805	79,304.562
Series W	16,473.278	8,412.611	14,275.391	7,816.320

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$23,585,617	$25,540,619
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income	20,765,416	6,845,739
(Increase) decrease in restricted cash	(2,832,387)	22,869,457
(Increase) decrease in interest receivable	126,123	(686,373)
Increase (decrease) in accounts payable and accrued expenses	586,626	444,675
Purchases of investments	(10,471,918,710)	(12,122,087,590)
Sales/maturities of investments	10,295,524,358	12,006,693,088

Net cash from (for) operating activities	(134,162,957)	(60,380,385)

Cash flows from (for) financing activities
Addition of units	186,829,772	89,076,750
Redemption of units	(28,200,968)	(41,521,177)
Offering costs paid	(1,277,153)	(701,106)
Net cash from (for) financing activities	157,351,651	46,854,467

Net increase (decrease) in cash	23,188,694	(13,525,918)

Unrestricted cash
Beginning of period	44,418,047	58,071,360

End of period	$67,606,741	$44,545,442

End of period cash consists of:
Cash in futures broker trading accounts	$45,959,963	$29,849,777
Cash	21,646,778	14,695,665

Total end of period cash	$67,606,741	$44,545,442

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2013

Balances at December 31, 2012	0.000	$0	70,757.159	$180,287,568	70,757.159	$180,287,568

Net income (loss) for the nine months
ended September 30, 2013		0		12,493,152		12,493,152
Additions	0.000	0	184.211	524,186	184.211	524,186
Redemptions	0.000	0	(4,695.831)	(12,902,891)	(4,695.831)	(12,902,891)
Balances at September 30, 2013	0	$0	66,245.539	$180,402,015	66,245.539	$180,402,015

Nine Months Ended September 30, 2012

Balances at December 31, 2011	20.360	$51,185	85,812.139	$215,730,706	85,832.499	$215,781,891

Net income (loss) for the nine months
ended September 30, 2012		1,878		14,033,035		14,034,913
Additions	0.000	0	223.184	604,320	223.184	604,320
Redemptions	(20.360)	(53,063)	(12,095.959)	(31,962,131)	(12,116.319)	(32,015,194)
Balances at September 30, 2012	0.000	$0	73,939.364	$198,405,930	73,939.364	$198,405,930

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

$2,723.23	$2,547.98	$2,683.36	$2,513.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2013

Balances at December 31, 2012	94,682.288	$235,009,679	12,383.204	$32,309,160

Net income (loss) for the nine months ended
September 30, 2013		9,412,687		1,679,778
Additions	63,501.375	171,050,303	5,352.656	15,361,482
Redemptions	(3,538.224)	(9,395,001)	(625.518)	(1,742,243)
Offering costs		(1,197,400)		(151,789)
Balances at September 30, 2013	154,645.439	$404,880,268	17,110.342	$47,456,388

Nine Months Ended September 30, 2012

Balances at December 31, 2011	57,271.409	$140,986,636	6,975.389	$17,863,886

Net income (loss) for the nine months ended
September 30, 2012		10,099,244		1,406,462
Additions	31,280.458	81,282,004	2,668.891	7,228,292
Redemptions	(2,677.073)	(6,954,904)	(604.440)	(1,641,866)
Offering costs		(657,110)		(79,803)
Balances at September 30, 2012	85,874.794	$224,755,870	9,039.840	$24,776,971

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

$2,618.12	$2,482.09	$2,617.25	$2,461.73

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

$2,773.55	$2,609.11	$2,740.86	$2,560.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,713.65	$2,533.99	$2,482.09	$2,461.73

Income (loss) from operations:
Total net trading gains (losses) (1)	(67.63)	111.63	244.71	238.77
Net investment income (loss)(1)	(24.57)	(25.07)	(98.60)	(73.48)

Total net income (loss) from operations	(92.20)	86.56	146.11	165.29

Offering costs (1)	(3.33)	(3.30)	(10.08)	(9.77)

Net asset value per unit at end of period	$2,618.12	$2,617.25	$2,618.12	$2,617.25

Total Return (4)	(3.52)%	3.29%	5.48%	6.32%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.18%	4.23%	4.17%	4.13%
Performance fee (4)	0.00%	0.00%	0.80%	0.00%

Total expenses	4.18%	4.23%	4.97%	4.13%

Net investment income (loss) (2,3)	(3.64)%	(3.79)%	(3.77)%	(3.71)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,819.06	$2,594.37	$2,547.98	$2,513.99

Income (loss) from operations:
Total net trading gains (losses) (1)	(70.30)	114.65	254.52	244.25
Net investment income (loss)(1)	(25.53)	(25.66)	(79.27)	(74.88)

Total net income (loss) from operations	(95.83)	88.99	175.25	169.37

Net asset value per unit at end of period	$2,723.23	$2,683.36	$2,723.23	$2,683.36

Total Return (4)	(3.40)%	3.43%	6.88%	6.74%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.22%	4.31%	4.28%	4.24%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.22%	4.31%	4.28%	4.24%

Net investment income (loss) (2,3)	(3.68)%	(3.85)%	(3.87)%	(3.81)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2013 and 2012. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$$2,863.96	$$2,656.39	$$2,609.11	$$2,560.99

Income (loss) from operations:
Total net trading gains (losses) (1)	(71.49)	116.38	256.87	250.19
Net investment income (loss)(1)	(15.40)	(28.44)	(81.80)	(60.11)

Total net income (loss) from operations	(86.89)	87.94	175.07	190.08

Offering costs (1)	(3.52)	(3.47)	(10.63)	(10.21)

Net asset value per unit at end of period	$$2,773.55	$$2,740.86	$$2,773.55	$$2,740.86

Total Return (4)	(3.16)%	3.18%	6.30%	7.02%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.71%	2.74%	2.71%	2.67%
Performance fee (4)	0.00%	0.45%	1.14%	0.52%

Total expenses	2.71%	3.19%	3.85%	3.19%

Net investment income (loss) (2,3)	(2.17)%	(2.30)%	(2.31)%	(2.25)%

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
SEPTEMBER 30, 2013 (Unaudited)

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2013 and December 31, 2012, and the periods ended September 30, 2013 and 2012, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	Fair Value at September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$241	$0	$0	$241
Fixed income securities	0	574,747,045	0	574,747,045
Other Financial Instruments
Exchange-traded futures contracts	(8,114,376)	0	0	(8,114,376)
Forward currency contracts	0	(379,572)	0	(379,572)
Total	$(8,114,135)	$574,367,473	$0	$566,253,338

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$398,232,659	$0	$398,232,659
Other Financial Instruments
Exchange-traded futures contracts	3,315,258	0	0	3,315,258
Forward currency contracts	0	9,076,486	0	9,076,486
Total	$3,315,258	$407,309,145	$0	$410,624,403

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2013 or the year ended December 31, 2012.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2010 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2013 and  December 31, 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,300,738 and $3,027,981 for Series A units and $640,413 and $618,740 for Series W units, respectively.

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

I.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. ASU Nos. 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of the additional disclosure requirements are reflected in the Trust's financial statements.

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

The Trust maintains a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2013 and 2012, Campbell & Company received redemption fees of $10,304 and $11,193, respectively.

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

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2013 Fair Value	Liability Derivatives at September 30, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,749,321	$(1,621,948)	$1,127,373
Energy Contracts	Net unrealized gain (loss) on open futures contracts	311,628	(994,238)	(682,610)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,211,947	(6,175,762)	(3,963,815)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	956,065	(5,509,240)	(4,553,175)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	611,642	(1,122,988)	(511,346)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,016,665	(547,468)	469,197
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	43,467,518	(43,847,090)	(379,572)
Totals		$51,324,786	$(59,818,734)	$(8,493,948)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,288,205	$(715,896)	$572,309
Energy Contracts	Net unrealized gain (loss) on open futures contracts	479,204	(527,163)	(47,959)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,886,071	(1,313,455)	572,616
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,434,401	(1,698,271)	1,736,130
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	265,115	(388,365)	(123,250)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,529,791	(924,379)	605,412
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	28,622,152	(19,545,666)	9,076,486
Totals		$37,504,939	$(25,113,195)	$12,391,744

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended September 30, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2013	Trading Gains (Losses) for the Three Months Ended September 30, 2012
Agriculture Contracts	$(1,233,666)	$2,546,778
Energy Contracts	(1,125,394)	517,081
Metal Contracts	(20,365,692)	(169,952)
Stock Indices Contracts	17,115,572	10,328,421
Short-Term Interest Rate Contracts	(4,450,132)	4,102,224
Long Term Interest Rate Contracts	7,654,481	(437,610)
Forward Currency Contracts	(12,387,595)	1,425,252
Total	$(14,792,426)	$18,312,194

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2013	Trading Gains (Losses) for the Nine Months Ended September 30, 2012
Agriculture Contracts	$(170,156)	$7,286,130
Energy Contracts	(6,609,583)	4,817,919
Metal Contracts	21,979,617	(2,584,662)
Stock Indices Contracts	37,250,824	10,167,698
Short-Term Interest Rate Contracts	(13,460,226)	8,945,653
Long Term Interest Rate Contracts	1,115,982	13,736,939
Forward Currency Contracts	4,557,647	(3,899,880)
Total	$44,664,105	$38,469,797

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2013	Trading Gains (Losses) for the Three Months Ended September 30, 2012
Futures trading gains (losses):
Realized**	$17,602,239	$8,885,432
Change in unrealized	(20,007,070)	8,001,510
Forward currency trading gains (losses):
Realized	(17,777,121)	(10,087,703)
Change in unrealized	5,389,526	11,512,955
Total	$(14,792,426)	$18,312,194
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.
Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2013	Trading Gains (Losses) for the Nine Months Ended September 30, 2012
Futures trading gains (losses):
Realized**	$51,536,092	$45,667,334
Change in unrealized	(11,429,634)	(3,297,657)
Forward currency trading gains (losses):
Realized	14,013,705	(353,689)
Change in unrealized	(9,456,058)	(3,546,191)
Total	$44,664,105	$38,469,797
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 73,800 and 41,875, respectively, and the monthly average of notional value of forward currency contracts was $4,674,400,000 and $3,133,500,000 respectively.

For the nine months ended September 30, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 74,800 and 36,913, respectively, and the monthly average of notional value of forward currency contracts was $4,204,700,000 and $2,214,700,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2013, the latest maturity date for open futures contracts is December 2014 and the latest maturity date for open forward currency contracts is December 2013. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with RBS. Under the terms of the ISDA agreement, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2013 and December 31, 2012 was $112,768,919 and $86,993,896, respectively, which equals 18% and 19% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2013 and December 31, 2012 was $15,924 and $53,710, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbank market maker at September 30, 2013 and December 31, 2012 was restriced cash for margin requirements of $2,832,387 and $0, respectively, which equals 0% and 0% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets
As of September 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Gain Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$7,857,268	$(7,857,268)	$0
Forward currency contracts	Royal Bank of Scotland	43,467,518	(43,467,518)	0
Total derivatives		$51,324,786	$(51,324,786)	$0

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities
As of September 30, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Unrealized Loss Presented in the Statement of Financial Position
Futures contracts	UBS Securities LLC	$15,971,644	$(7,857,268)	$8,114,376
Forward currency contracts	Royal Bank of Scotland	43,847,090	(43,467,518)	379,572
Total derivatives		$59,818,734	$(51,324,786)	$8,493,948

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2013
		Gross Amounts Not Offset in the Statement of Financial Position
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Position	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$8,114,376	$(8,114,376)	*	$0	$0
Royal Bank of Scotland	379,572	(379,572)	*	0	0
Total	$8,493,948	$(8,493,948)		$0	$0

*    Represents a portion of the $112,768,919 fair value in U.S. Treasury Bills held at the futures broker and interbank market maker in the amount of $69,999,090 and $42,769,829, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (Unaudited)

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2013 and December 31, 2012, the statements of operations and financial highlights for the three months and nine months ended September 30, 2013 and 2012, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2013, and the results of operations and financial highlights for the three months and nine months ended September 30, 2013 and 2012, and cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the aggregate capitalization of the Trust was $632,738,671 with Series A, Series B and Series W comprising $404,880,268; $180,402,015 and $47,456,388, respectively, of the total. The Net Asset Value per Unit was $2,618.12 for Series A, $2,723.23 for Series B, and $2,773.55 for Series W.

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Trust invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period.

Results of Operations

The returns for Series A for the nine months ended September 30, 2013 and 2012 were 5.48% and 6.32%. The returns for Series B for the nine months ended September 30, 2013 and 2012 were 6.88% and 6.74%, respectively. The returns for Series W for the nine months ended September 30, 2013 and 2012 were 6.30% and 7.02%, respectively.

2013 (For the Nine Months Ending September 30)

Of the 2013 year-to-date increase of 5.48% for Series A, approximately 10.30% was due to trading gains (before commissions) and approximately 0.30% was due to investment income, offset by approximately 5.12% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2013 year-to-date increase of 6.88% for Series B, approximately 10.30% was due to trading gains (before commissions) and approximately 0.31% was due to investment income, offset by approximately 3.73% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2013 year-to-date increase of 6.30% for Series W, approximately 10.30% was due to trading gains (before commissions) and approximately 0.30% was due to investment income, offset by approximately 4.30% due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W.

During the nine months ended September 30, 2013, the Trust accrued management fees in the amount of $15,841,047 and paid management fees in the amount of $15,296,937. Performance fees were accrued in the amount of $3,034,349 and paid performance fees in the amount of $3,034,349.

An analysis of the 10.30% gross trading gains for the Trust for the nine months ended September 30, 2013 by sector is as follows:

Sector	% Gain (Loss)
Commodities	3.53%
Currencies	1.85
Interest Rates	(2.59)
Stock Indices	7.51
10.30%

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

The Trust had small gross trading losses in July.  Gains from stock indices were more than offset by losses from foreign exchange, fixed income, and commodities.  The largest losses during the month were found within foreign exchange holdings primarily from short positioning against the Canadian dollar and the New Zealand dollar.  These currencies both appreciated on hawkish leaning central bank comments and amid better economic data.  The Australian dollar produced one of the largest FX gains as the Royal Bank of Australia indicated that they had room to cut interest rates which was supported by tame inflation data.  Short positioning within both short and long dated fixed income instruments also caused losses, especially within the trend following strategies.  Members of the US Federal Reserve, including Chairman Bernanke, emphasized to world financial markets that a tapering of QE programs does not necessarily mean a tightening of interest rates.  This message helped push fixed income instruments higher, hurting the Trust’s short positioning.  Non-trend strategies showed small losses as well.  Commodity positions were another source of losses during July.  The “QE tapering does not mean tightening” message helped gold appreciate over 7% which hurt recently profitable trend following short positioning.  Long positioning gains within energies, especially on crude and Brent oil, offset some of the sector’s overall losses.  New Middle East tensions in Egypt, early month inventory draws, and some favorable economic data in the US all pushed most energies higher on the month.  Long stock index positions helped to mostly offset losses.  Most global stock markets rallied during July driven by expectations for continued monetary support from major central banks, generally better than expected second quarter earnings reports, and additional signs that global economic growth is improving, especially within Europe and the US.  Trend following strategies showed solid gains on long positioning within global stock indices; however, non-trend strategies showed small losses on the sector.

The Trust's losses continued in August.  Gains from interest rates were more than offset by losses from commodities, foreign exchange, and stock index holdings.  Commodities produced the largest losses on the month, led by short industrial metal and precious metal positions.  Improving macro economic data from China, including better than expected industrial production and import/export data, pushed industrial metals higher.  Some weaker US economic data, including a disappointing July employment report and softer pending home sales, sent precious metals higher on hopes for a delay in US Federal Reserve quantitative easing (QE) tapering.  Long energy holdings helped to offset some losses as increased geopolitical tensions related to Syria drove petroleum markets higher.  Short positions in corn and wheat led to early month profits as healthy harvest expectations sent the grains lower.  Foreign exchange holdings also produced losses during August.  Long positioning in the euro and Swiss franc produced the largest losses as both currencies fell due to a strengthening US dollar supported by a hardening of expectations for Fed QE tapering and risk aversion driven by geopolitical concerns over Syria.  Non-trend strategies produced some offsetting gains in foreign exchange as short positioning in the Canadian dollar and Australian dollar proved profitable due to risk-aversion.  Long global stock index positions showed profits early in the month as the strength seen in July continued into August.  Unfortunately, losses were incurred as concerns surrounding QE tapering by the US Fed and new fears over military tensions between the US and Syria caused global stocks to sell-off throughout the second half of the month.  Nimble non-trend strategies showed profits in stock indexes by quickly getting short the second-half sell-off as geopolitical fears gripped world markets.  Short interest rate positions produced gains for the Trust during August.  Stronger economic data in Germany and the UK linked with expectations for US Fed QE tapering helped push European and US interest rate instruments lower.  Gains were limited by late month reversals on flight-to-quality positioning due to the Syrian situation.

The Trust's losses continued in September.  Gains from stock indexes were more than offset by losses from commodity, foreign exchange, and interest rate holdings.  Commodities produced the largest losses on the month, led by long energy and short industrial metal positions.  A calming of tensions between the US and Syria caused a sell-off in energy markets, reversing the gains seen during August.  Industrial metals gained on the election of a pro-business Prime Minister in Australia and amid some better Chinese economic data.  The non-trend following strategies were long gold, which produced some offsetting gains on the US Fed’s surprise decision to delay a tapering of its monthly quantitative easing (QE) program.  Foreign exchange positions produced losses as well.  The US dollar was broadly weaker versus most other G10 currencies during September with the US Dollar Index hitting a seven-month low.  The largest losses for the Trust were found in short Canadian and Australian dollar positions.  The Fed’s surprising decision to delay tapering its $85 billion monthly asset purchase program sparked a sharp rally in these currencies versus the US dollar.  Some offsetting gains were found from long positioning on the British pound and Swiss franc versus the dollar.  Interest rate positions, primarily short holdings on the short-end of the curve, produced additional portfolio losses.  The Fed’s surprise decision to delay QE tapering, some pockets of softer global economic data including a weaker than expected US employment report, and reports of a US government partial shutdown near month-end all helped to push fixed income instruments higher during September.  Long stock index holdings produced the only sector gains in the Trust during the month.  A peaceful resolution of the US/Syrian crisis, renewed confidence that Janet Yellen would be nominated to be the next head of the US Federal Reserve, and the Fed’s decision to fully maintain QE helped most global stock markets to post solid gains.  Profits were capped by late month concerns about a showdown in Washington over government spending that ultimately resulted in a partial shutdown of the US government.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2013 and December 31, 2012 and the trading gains/losses by market category for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.75%	3.53%
Currencies	0.64%	1.85%
Interest Rates	0.73%	(2.59)%
Stock Indices	0.75%	7.51%

Aggregate/Total	1.60%	10.30%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the nine months ended September 30, 2013.

Of the 2013 year-to-date increase of 5.48% for Series A, approximately 10.30% was due to trading gains (before commissions) and approximately 0.30% was due to investment income, offset by approximately 5.12% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2013 year-to-date increase of 6.88% for Series B, approximately 10.30% was due to trading gains (before commissions) and approximately 0.31% was due to investment income, offset by approximately 3.73% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2013 year-to-date increase of 6.30% for Series W, approximately 10.30% was due to trading gains (before commissions) and approximately 0.30% was due to investment income, offset by approximately 4.30% due to brokerage fees, management fees, service fees, performance fees, operating costs and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2013 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2013.

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

U.S. Treasury Bill Positions Held for Margin Purposes

The Trust also has market exposure in its U.S. Treasury Bill portfolio. The Trust holds U.S. Treasury Bills with maturities no longer than nine months. Volatile fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Campbell & Company manages the risk of the Trust’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than nine months. Campbell & Company manages the risk of the Trust’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 14, 2013	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.