Form 10-K
period 2013-12-31
CAMPBELL FUND TRUST
filed 2014-03-26
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2013, there were 171,039.145 Series A Units, 65,305.174 Series B Units and 18,995.779 Series W Units of Beneficial Interest issued and outstanding.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business.	1-7

Item 1A.	Risk Factors.	7-23

Item 1B.	Unresolved Staff Comments.	24

Item 2.	Properties.	24

Item 3.	Legal Proceedings.	24

Item 4.	Mine Safety Disclosures.	24

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	25

Item 6.	Selected Financial Data.	25-26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27-42

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	43-48

Item 8.	Financial Statements and Supplementary Data.	48

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	48

Item 9A.	Controls and Procedures.	49

Item 9B.	Other Information.	49

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	50-52

Item 11.	Executive Compensation.	53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	53

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	54

Item 14.	Principal Accounting Fees and Services.	54

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	55

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

The Trust invests pursuant to Campbell & Company’s trading program Campbell Managed Futures Portfolio formerly known as the Global Diversified Large Portfolio. Since August 2009, the Fund’s Global Diversified Large Portfolio trading program has traded identically to Campbell & Company’s Managed Futures Portfolio. As a result, Campbell & Company has consolidated the Global Diversified Large Portfolio with the Campbell Managed Futures Portfolio. The trading program seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The program consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

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

As of December 31, 2013, the aggregate capitalization of the Trust was $700,104,595 with Series A, Series B and Series W comprising $461,894,827, $183,670,839 and $54,538,929, respectively, of the total. The Net Asset Value per Unit was $2,700.52 for Series A, $2,812.50 for Series B, and $2,871.11 for Series W.

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

The Trust trades speculatively in the U.S. and international futures and forward markets. Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust has entered into an advisory agreement with Campbell & Company whereby it trades the Trust’s assets pursuant to Campbell & Company’s Campbell Managed Futures Portfolio. The Campbell Managed Futures Portfolio seeks exposure to these markets by following signals generated by a series of systematic computer models. The Campbell Managed Futures Portfolio employs a broad spectrum of models including traditional and factor-based trend following models, as well as a number of macroeconomic-based models. The average sector allocation for each sector as of the previous six month ends, through December 31, 2013, is as follows: 14% to interest rates, 36% to commodities, 21% to currencies, and 29% to stock indices. Sector allocation for each sector is calculated using the dollar value of margin posted to support trading in all sectors.

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

Approximately 15% to 25% of the Trust‘s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 15% of the Trust‘s assets are deposited with the over-the-counter counterparty in order to initiate and maintain currency forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in cash, U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the over-the-counter counterparty. The remaining 60% to 75% of the Trust‘s assets will be invested in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading.

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 60% to 75% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Cash Manager and Custodian

For the year ended December 31, 2013 Horizon Cash Management LLC served as cash manager (the “Cash Manager”) under the Investment Advisory Agreement dated December 22, 2010 to manage and control the liquid assets of the Trust. The Cash Manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

Market Sectors

Campbell & Company’s CMF Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products, precious and base metals, stock market indices, interest rates and foreign currencies detailed out below.

Commodities		Interest Rates		Equity Indices		Foreign Exchange1
Aluminum	London Gas Oil	Australian 90-Day Bill	Short Sterling	Amsterdam Exchange Index	S&P 500 Volatility Index	Australian Dollar2	Singapore Dollar
Coffee	NY Gasoline RBOB	Australian 3-Year Bond	Treasury Notes/2-Year	CAC 40 Stock Index	S&P Canada 60 Index	British Pound2	South African Rand
Copper	Natural Gas	Australian 10-Year Bond	Treasury Notes/5-Year	DAX	SPI 200 Index	Canadian Dollar2	Swedish Krona
Corn	Nickel	Euro-BOBL	Treasury Notes/10-Year	DJ Euro Stoxx 50		Czech Koruna	Swiss Franc2
Cotton	Silver	Euro-BUND	Treasury Notes/30-Year	FTSE Index		Euro2	Turkish Lira
Crude Oil	Soybean Meal	Canadian 90-Day Bill		Hang Seng Index		Hungarian Forint
Gold	Soybean Oil	Canadian 10-Year Bond		IBEX35 Stock Index		Israeli Shekel
Heating Oil	Soybeans	Euribor		MSCI Taiwan		Japanese Yen2
High Grade Copper	Sugar #11 (World)	Eurodollar		NASDAQ 100 Index		Mexican Peso
KC Hard Red-Winter Wheat	Wheat	Euro-Schatz		Nikkei		New Zealand Dollar
Live Cattle	Zinc	Japanese 10-Year Bond		OMX Stock Index		Norwegian Krone
London Brent Crude		Long Gilt		S&P 500 Index		Polish Zloty

1 Traded as forward contracts, not futures
2 Also may be traded as cross rates

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
A monthly management fee of 1/12 of 4% of the month-end net assets of the Series A Units and Series B Units, totaling approximately 4% of the average month-end net assets per year of the Series A Units and Series B Units; a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W Units, totaling approximately 2% of average month-end net assets per year of the Series W Units of average month-end net assets per year of the Series W Units. The managing operator may pay a portion or all of its monthly management fee either upfront (with respect to Series A Units) or on an ongoing basis with respect to Series B Units (commencing with the 13th month with respect to Series A Units) to selected selling agents who have sold the Series A Units and the Series B Units, in return for their provision of ongoing services to the Series A and/or the Series B Unitholders. It is intended that, in most cases, the ongoing payment paid to selling agents will be 2% per annum, paid monthly, on the then current net asset value of Units sold by the selling agents, net of redemptions.

Campbell & Company	Performance Fee
A quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per Unit of the Series A Units, Series B Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Campbell & Company	Offering Expenses
The Series A Units and Series W Units each bear offering expenses incurred in relation to the offering of the Series A Units and Series W Units, respectively, up to an amount equal to approximately 1/12 of 0.50% of the month-end net assets of each of the Series A Units and Series W Units, totaling a maximum of 0.50% of average month-end net assets per year each of the Series A Units and Series W Units. Such offering expenses of the Trust include all fees and expenses in connection with the distribution of the Units, including legal, accounting, printing, mailing, filing fees, escrow fees, salaries and bonuses of employees while engaged in sales activities, and marketing expenses of Campbell & Company and the selling agents which are paid by the Trust.

Selling Agents	Service Fee	The selling agents (the firm and not the individual representatives) who sell Series W Units receive a monthly administrative fee of 1/12 of 0.50% of the month-end net assets of the Series W Units, totaling approximately 0.50% of average month-end net assets per year of the Series W Units.

UBS Securities, LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust, or approximately 0.75% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

Royal Bank of Scotland plc (RBS)	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparty’s execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.80% of the Trust’s net assets.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Cash Manager and Custodian	Cash Management and Custody fees
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

Item 1A.  Risk Factors.

Gemeral Investment Related Risks

There are certain general market conditions in which any given investment strategy is unlikely to be profitable.  Campbell & Company does not have any ability to control or predict such market conditions.  The Trust is subject to certain general risks relating to its investment strategies, including, but not limited to, the following:

Short Sales May Lead to Potentially Unlimited Losses.

The Trust may establish short positions in a number of investment instruments.  A futures trader that is obligated to make delivery is “short” the contract or has “sold” the contract.  A futures trader who establishes a short position in a futures contract would initially sell an interest at the current price and then would buy an interest at market price in order to offset such obligation.  The short futures trader hopes to sell high and buy low.  Short selling allows the short seller to profit from declines in market prices to the extent such declines exceed the transaction and any other related costs.  A short sale creates the risk of an unlimited loss, in that the price of the underlying commodity could theoretically increase without limit, thus increasing the cost of buying those futures to offset the short position.  There can be no assurance that the futures necessary to cover a short position will be available for “purchase”.  Establishing a long position in futures contracts to close out the short position can itself cause the price of the futures to rise further, thereby exacerbating the loss.  The use of leverage combined with short selling may increase the amount of losses that the Trust experiences.

Investing Globally Subjects the Trust to International Risks.

Issuers are generally subject to different accounting, auditing and financial reporting standards in different countries throughout the world.  The volume of trading, the volatility of prices and the liquidity of issuers may vary in the markets of different countries.  Hours of business, customs and access to these markets by outside investors may also vary.  In addition, the level of government supervision and regulation of the financial markets, securities and futures exchanges, securities dealers, futures commission merchants and listed and unlisted companies is different throughout the world.  There may also be a lack of adequate legal recourse for the redress of disputes and, in some countries, the pursuit of such disputes may be subject to a highly prejudiced legal system.

Different markets also have different clearance and settlement procedures.  Delays in settlement could result in temporary periods when a portion of the assets of the Trust are uninvested and no return is earned thereon.  The inability of the Trust to make intended investments due to settlement problems could cause the Trust to miss attractive investment opportunities.  The inability to dispose of portfolio instruments due to settlement problems could result either in losses due to subsequent declines in value of the portfolio instruments or, if the Trust has entered into a contract to sell the instrument, could result in possible liability to the purchaser.

The price of any foreign investment instrument and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time a position is established and the time it is liquidated, offset or exercised.

Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  In addition, the Trust may not have the same access to certain financial investment instruments on foreign exchanges as do local traders, and the historical market data on which Campbell & Company bases its strategies may not be as reliable or accessible as it is in the United States.  The rights of clients (such as the Trust) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

With respect to different countries, there is a possibility of expropriation or confiscatory taxation, imposition of withholding taxes on dividend or interest payments, limitations on the removal of funds or other assets, managed or manipulated exchange rates and other issues affecting currency conversion, political or social instability or diplomatic developments that could adversely affect investments in those countries.  The Trust may invest in instruments that may be domiciled in a country other than the country in whose currency the instrument is denominated.  The values and relative yields of such investments in the financial markets of different countries, and their associated risks, are expected to change independently of each other. These risks may be greater in emerging markets.

Exchange-Rate Risk.

The Trust may invest in international financial instruments such as securities of non-U.S. issuers or non-U.S. futures contracts, which are denominated in currencies other than the U.S. dollar.  Consequently, the Trust is subject to the exchange-rate risk of the dollar increasing or decreasing in value against the functional currency of such investments.

Changes in Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Trust to Liquidate Positions at Disadvantageous Prices

The Trust may utilize leverage and may depend on the availability of credit in order to finance its portfolio. There can be no assurance that the Trust will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Trust can apply essentially discretionary margin, haircut, financing, security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances disruptions or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Trust to liquidate all or part of its portfolio at disadvantageous prices.  From time to time, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.

The Trust’s Investments Could be Illiquid

Futures and forward positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The Trust may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from banks, dealers and other counterparties is likely to be restricted in disrupted markets. For example, in 1994, 1998 and again from 2007-2009, there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions, thereby increasing the loss of the Trust from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Trust. Units should be owned only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

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

An Investment in the Trust May Not Diversify an Overall Portfolio

Historically, alternative investments such as managed futures funds have been generally lowly correlated to the performance of other asset classes such as stocks and bonds. Low correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts, on the one hand, and stocks or bonds, on the other hand. Low correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite.

Because of low correlation, the Trust cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain made in futures and forward trading, there is an equal and offsetting loss.

Non-correlated also does not mean that the Trust will not always move in the same direction as stocks and bonds.   There may be times when the Trust gains during the same periods when stock and bonds gain and there also may be times when the Trust loses during periods when stock and bonds lose.  If the Trust performs in a manner that is correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Trust may have no gains to offset your losses from other investments.

The Current Markets are Subject to Market Disruptions That May be Detrimental to Your Investment.

The Trust may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is potentially compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from its banks, dealers and other counterparties is typically reduced in disrupted markets and may result in substantial losses to the Trust. Market disruptions may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Fixed-Income Investments Risks

The value of fixed-income securities in which the Trust may invest will change in response to fluctuations in interest rates.  Except to the extent that values are independently affected by currency exchange rate fluctuations, when interest rates decline, the value of fixed-income securities generally can be expected to rise.  Conversely, when interest rates rise, the value of fixed-income securities generally can be expected to decline.  Investments in lower rated or unrated fixed-income securities, while generally providing greater opportunity for gain and income than investments in higher rated securities, usually entail greater risk (including the possibility of default or bankruptcy of the issuers of such securities).

Trading Risks

There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data

The trading systems used by Campbell & Company for the Trust are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures and forward prices. Such price movements may not develop; there have been periods in the past without such price movements.

The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

Increased Competition in Alternative Asset Investments

There has been a marked increase in the number of, and flow of capital into, investment vehicles established in order to implement alternative asset investment strategies, including the strategies to be implemented by the Trust.  While the precise effect cannot be determined, such an increase may result in greater competition for investment opportunities, or may result under certain circumstances in increased price volatility or decreased liquidity with respect to certain positions.  Prospective investors should understand that the Trust may compete with other investment vehicles, as well as investment and commercial banking firms, which may have substantially greater resources, in terms of financial resources and research staffs, than may be available to the Trust.

Increase in Assets Under Management May Make Profitable Trading More Difficult

Campbell & Company believes that it is virtually impossible to define or quantify the capacity of a portfolio with any degree of certainty.  Campbell & Company has continued to introduce new strategies designed to deliver returns which have low correlation to returns from existing strategies.  Campbell & Company and its affiliates have not agreed to limit the amount of additional assets they may manage, and are actively engaged in raising assets for existing and new accounts, including the Trust.  However, Campbell & Company acknowledges that there may come a time when the combination of available markets and new strategies may not be sufficient for it to add new assets without detriment to diversification.  If this were to occur, Campbell & Company would expect its risk-adjusted returns to begin to degrade.  Should Campbell & Company  ever conclude that its ability to deliver attractive risk-adjusted returns has been unduly compromised by its growth in assets, it would not hesitate to restrict or halt the flow of new assets, and, if necessary, begin to repatriate market gains.

Should the amount of assets that Campbell & Company and its affiliates manage increase, it may be more difficult for them to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust, which could have a detrimental effect on your investment.  Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in certain trading program, reducing the range of markets in which trading opportunities may be pursued.  Campbell & Company reserves the right to make distributions of profits to Members in an effort to control asset growth.  In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts exceeds the compensation it receives from managing the Trust’s account.  Because records with respect to other accounts are not accessible to Investors, the Investors will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to Review the Trust’s Holdings on a Daily Basis

Campbell & Company makes the Trust’s trading decisions. While the Campbell & Company receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Trust’s trading results are reported to Investors monthly. Accordingly, an investment in the Trust does not offer Investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

Portfolio Turnover

The Trust may dispose of its investment instruments without regard to the length of time they have been held when such actions appear advisable based on the models included in its portfolio.  Since Campbell & Company trades the Trust’s investment instruments based on the models included in the portfolio, it is impossible to predict, with any degree of certainty, the portfolio turnover rate for the Trust.  A high portfolio turnover rate bears certain tax consequences and results in greater transaction costs, which are borne directly by the Trust.

Inadequate Models Could Negatively Affect the Trust’s Investment Portfolio

Campbell & Company’s trading is highly model driven, and is subject to possibly material flaws in the models.  As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model may become outdated or inaccurate, possibly without Campbell & Company recognizing that fact before losses are incurred.  In particular, the Trust may incur losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market.  The risk of loss to the Trust in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions.  In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving.

Even if the basic concepts of our models are sound, Campbell & Company may make errors in developing algorithms for integrating the numerous factors and variables into them or in programming the algorithms.  Those errors may cause the model to generate results different from those intended.  They may be difficult to detect in many market conditions, possibly influencing outcomes only in periods of stress or change in market conditions.

Campbell & Company anticipates the continued modification, enhancement and development of models.  Each new generation of models (including incremental improvements to current models) exposes the Trust to the possibility of unforeseen losses from a variety of factors, including conceptual failures and implementation failures.  There can be no assurance that the models used by Campbell & Company will be effective or that they will be effectively utilized by Campbell & Company.  Moreover, there can be no assurance that Campbell & Company will be able to continue to develop, maintain and update the models so as to effectively implement its trading strategy.

Investors Must Not Rely on the Past Performance of Campbell & Company or the Trust in Deciding Whether to Buy Units

The future performance of the Trust is not predictable, and no assurance can be given that the Trust and Campbell & Company will perform successfully in the future in as much as past performance is not necessarily indicative of future results.  Campbell & Company’s trading systems are continually evolving and the fact that the Trust and the trading manager may have traded successfully in the past does not mean that they will do so in the future.  Additionally, the markets in which the Trust operates have been recently severely disrupted (for periods of one year or more), so results observed in periods prior to these disruptions may have little relevance to the results observable during and after these disruptions.

Reliance on the Campbell & Company’s Discretion and Trading Models

The Trust’s success depends on the ability of Campbell & Company to develop and employ proprietary models across debt instruments, futures-related interests and/or derivative instruments.

Campbell & Company can provide no assurance that its efforts or the proprietary trading models that it employs will be successful, that it will always recognize each situation in which the models’ signals should or should not be used, or that such use or non-use of such signals will increase the Trust’s profits or minimize its losses.  The discretionary authority of Campbell & Company may have a significant actual effect on the Trust’s performance (positive or negative).

Use of the models is unlikely to be successful unless the algorithms underlying the models are correct and remain correct in the future.  Because the algorithms are based on perceived relationships between changes in technical and quantitative variables and prices or other fundamental factors, they will likely be unsuccessful in generating profitable trading signals to the extent that such perceptions are inaccurate.

To the extent that the algorithms do not reflect certain factors that may influence prices of the underlying instruments, major losses may result.  For example (one of many possible examples, a number of which are unknown), a pending political event not accounted for in the algorithms of the models may be very likely to cause a major and adverse price movement, but the Trust might well continue to maintain positions that would incur major losses as a result of such movement because the models failed to reflect the pending political event.

The models may be more effective with certain underlying instruments than with others, or may not work at all with respect to certain instruments.  To the extent that the models generate signals for instruments for which it does not provide optimal analysis, diminished returns or increased losses may result.

The data used in developing the models may not reflect the changing dynamics of the markets.  An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once successful strategies becoming outdated.  Not all of these factors can be identified, much less quantified.

Campbell & Company continues to test and evaluate the models, as a result of which the models may be modified from time to time.  As a result of such periodic modifications, it is possible that the trading strategies used by Campbell & Company in the future may be different from the strategies presently in use, or that which were used in the past.  Any modification of the models will not be subject to any requirement that Members receive notice of the change or consent to it.  There can be no assurance as to the effects (positive or negative) of any modification on the Trust’s performance.  No assurance can be given that the trading strategy used or to be used by Campbell & Company will be successful under all or any market conditions.

Trend-Following Components of the Models

In the past, there have been periods without discernible trends in the markets in which the Trust trades and, presumably, such periods will continue to occur in the future.  Any factor which would lessen the prospect of major trends occurring in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that certain models utilized by Campbell & Company will be profitable in the future.  Moreover, any factor which would make it more difficult to execute trades at desired prices in accordance with the signals of the models (such as a significant lessening of liquidity in a particular market) would also be detrimental to profitability. Further, many advisers’ trading methods utilize similar analyses in making trading decisions.  Therefore, bunching of buy and sell orders can occur, which makes it more difficult for a position to be taken or liquidated.  No assurance can be given that the strategies utilized by Campbell & Company will be successful under all or any market conditions.

Market Factors May Adversely Influence the Models

Often, the most unprofitable market conditions for the Trust are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again.  In such conditions, Campbell & Company may, on the basis of its models, establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.  Overall market, industry or economic conditions, which neither the Trust nor Campbell & Company can predict or control, will have a material effect on performance.

Availability of Investment Opportunities

The business of identifying and structuring investments of the types contemplated by the Trust is specialized, and involves a high degree of uncertainty.  The availability of investment opportunities generally is subject to market conditions as well as, in some cases, the prevailing regulatory or political climate.  No assurance can be given that the Trust will be able to identify and complete attractive investments in the future or that it will be able to invest fully its subscriptions.  Similarly, identification of attractive investment opportunities by Campbell & Company is difficult and involves a high degree of uncertainty.  Even if attractive investment opportunities are identified by Campbell & Company, it may not be permitted to take advantage of the opportunity to the fullest extent desired.  Investment funds sponsored, managed or advised by Campbell & Company or its affiliates may seek investment opportunities similar to those the Trust may be seeking, and none of these parties has an obligation to offer any opportunities it may identify to the Trust.

Futures, Forwards and Swaps

Futures, Forwards and Swaps Trading Can be Highly Volatile.

Futures, forwards and other derivative prices are highly volatile and increase the amount of volatility in contrast to a direct investment in the underlying physical commodities or financial products.  Price movements of futures, forwards and other derivative contracts are influenced by such factors as: changes in overall market movements due to fluctuating supply and demand relationships; weather; government agricultural, trade, fiscal, monetary and exchange control programs and policies; and national and international political and economic events.  In addition, governments from time to time intervene in certain markets, particularly the currency and interest-rate markets.

Futures and Forwards Trading Involves Substantial Leverage.

The low margin deposits normally required in futures and forward contracts trading permit an extremely high degree of leverage; margin requirements for futures and forward contracts trading being in some cases as little as 2% of the face value of the contracts traded.  Accordingly, the Trust is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures or forward contract may result in immediate and substantial losses to the investor.  For example, if at the time of purchase, 10% of the price of the futures or forward contract is deposited as margin, a 10% decrease in the price of the futures or forward contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions.  The Trust’s ratio of margin to equity is typically 10% to 30%.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures and Forwards Trading May Be Illiquid.

Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.”  During a single trading day no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures interest prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  While daily limits reduce liquidity, they do not reduce ultimate losses, and may in fact substantially increase losses because they may prevent the liquidation of unfavorable positions.  There is no limitation on daily price moves in trading currency forward contracts.

In addition, the Trust may not be able to execute trades at favorable prices if little trading in the futures, forwards, swaps or other derivatives involved is taking place.  It also is possible that an exchange or the CFTC might suspend trading in a particular contract, order immediate liquidation and settlement of a particular futures interest, or order that trading in a particular futures interest be conducted for liquidation only.  Similarly, trading in options on a particular futures interest may become restricted if trading in the underlying futures contract has become restricted.  During periods in October 1987, for example, trading in certain stock index futures was too illiquid for markets to function efficiently and was at one point actually suspended.

Forwards Trading and its Counterparty, Regulatory and Related Risks.

The Trust may, but is not limited to, trading forward contracts in currencies.  A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at a specified date in the future at a specified price and, therefore, is similar to a futures contract.

Forward contracts are not traded on exchanges; rather, banks (e.g., major money center investment banks) and dealers act as principals in these over-the-counter markets.  The Trust faces the risk of non-performance by its counterparties to forward contracts and such non-performance may cause some or all of its gains to remain unrealized.

Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the “exchange based” markets.  This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Trust’s transactions with a single or small group of counterparties.  Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty.  However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy.  The ability of Campbell & Company and the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

The Trust may trade deliverable forward contracts in the inter-bank currency market.  Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets.  As a result of Dodd-Frank, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not take delivery).  Changes in the forward markets may entail increased costs and result in burdensome reporting requirements.  There is currently no limitation on the daily price movements of forward contracts.  Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded.  The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit such forward trading to less than that which Campbell & Company would otherwise recommend, to the possible detriment of the Trust.

In addition, there is no limitation on the daily price movements of forward contracts.  Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. There have been periods during which certain banks or dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell.  The imposition of credit controls by governmental authorities might limit such forward trading to less than that which Campbell & Company and its affiliates would otherwise recommend, to the possible detriment of the Trust.

The Trust is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Trust to Lose All of Its Assets.

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Trust trades in futures, forward, swaps and other derivatives and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the limited partners would realize a 100% loss.  Campbell & Company attempts to minimize potential market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio; however, these precautions may not be effective in limiting the risk of loss.

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In response to the recent financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Trust, Campbell & Company , and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Trust.

The “Volcker Rule” component of Dodd-Frank materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Trust from other talented portfolio managers trading in the Trust’s investment sector.

Speculative Position Limits

The CFTC and the United States commodities exchanges impose limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on United States commodities exchanges.  Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2012, the CFTC proposed a series of new speculative position limits with respect to futures and options on futures on so-called “exempt commodities” (which includes most energy and metals contracts) and with respect to agricultural commodities.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has again proposed a new set of speculative position rules which are not yet finalized (or effective).  If the CFTC is successful in this second proposal, the counterparties with which the Trust deals may further limit the size or duration of positions available to the Trust.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Trust could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Trust.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  Dodd-Frank will ultimately mandate that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses.  OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements.  OTC derivatives dealers typically demand the unilateral ability to increase the Trust’s collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums.  The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it.  OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank.  This has and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

With respect to cleared OTC derivatives, the Trust will not face a clearinghouse directly but rather through an OTC derivatives dealer that is registered with the CFTC or SEC to act as a clearing member.  The Trust may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse, triggered by a customer’s failure to meet its obligations to the clearing member.

The SEC and CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are expected to be subject to these rules starting in early to mid-2014.  It is not yet clear when the parallel SEC requirements will go into effect.  Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Trust decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

OTC derivatives dealers are now required to register with the CFTC and will ultimately be required to register with the SEC.  Dealers are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as market changes continue to be implemented.  The overall impact of Dodd-Frank on the Trust remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

OTC derivatives dealers and major OTC derivatives market participants are now be required to register with the CFTC and will ultimately be required to register with the SEC.  Campbell & Company is registered as a Forex Firm and Swap Firm with the Natural Futures Association and could be required to register as a major swap participant for trading in the OTC derivatives markets.  Dealers and major Swap participants are subject to new minimum capital and margin requirement, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as regulatory changes continue to be implemented.  The overall impact of Dodd-Frank on Campbell & Company remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Although Dodd-Frank requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately.  The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Dodd-Frank is fully implemented, a process that may take several years.  To the extent not mitigated by implementation of the Dodd-Frank, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Institutions, such as brokerage firms, banks and broker-dealers, generally have custody of the Trust’s portfolio assets and may hold such assets in “street name.”  The Trust is subject to the risk that these firms and other brokers, counterparties, clearinghouses or exchanges with which the Trust deals may default on their obligations to the Trust.  Any default by any of such parties could result in material losses to the Trust.  Bankruptcy or fraud at one of these institutions could also impair the operational capabilities or the capital position of the Trust.  In addition, securities and other assets deposited with custodians or brokers may not be clearly identified as being assets of the Trust, causing the Trust to be exposed to a credit risk with regard to such parties.  The Trust generally will only be an unsecured creditor of its trading counterparties in the event of bankruptcy or administration of such counterparties.  In some jurisdictions, the Trust may also only be an unsecured creditor of its brokers in the event of bankruptcy or administration of such brokers.  The Trust attempts to limit its brokerage and custody transactions to well capitalized and established banks and brokerage firms in an effort to mitigate such risks, but the collapse in 2008 of the seemingly well capitalized and established Bear Stearns and Lehman Brothers demonstrates the limits on the effectiveness of this approach in avoiding counterparty losses.

The Trust may effect transactions in “over-the-counter” or “interdealer” markets.  The participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of “exchange-based” markets.  This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Trust has concentrated its transactions with a single or small group of counterparties.  The Trust is not restricted from dealing with any particular counterparty or in the size of the exposure which the Trust may provide to a given counterparty.  The inability to make complete and “foolproof” evaluations of the financial capabilities of the Trust’s counterparties and the absence of a regulated market to facilitate settlement increases the risk to the Trust.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives market by requiring exchange clearing of derivatives trades, not all of the Trust’s trades will be subject to the clearing requirements once they generally become effective, either because the trades are grandfathered or because they are bespoke.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

Swap Agreements

Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular “notional amount.”  Depending on their structure, swaps may increase or decrease the Trust’s exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Trust’s portfolio.

These hedging techniques using swaps involve one or more of the following risks:  (i) imperfect correlation between the performance and value of the instrument and the value of the Trust securities or other objective of Campbell & Company ; (ii) possible lack of a secondary market for closing out a position in such instrument; (iii) losses resulting from interest rate, spread or other market movements not anticipated by Campbell & Company ; (iv) the possible obligation to meet additional margin or other payment requirements, all of which could worsen the Trust’s position; and (v) default or refusal to perform on the part of the counterparty with which the Trust trades.  Furthermore, to the extent that any hedging strategy involves the use of over-the-counter swap transactions, such a strategy would be affected by implementation of the various regulations adopted pursuant to Dodd-Frank.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Trust

Considerable regulatory attention has been focused on non-traditional investment pools.  Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the “hedge fund” industry in general.  Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions.  It is impossible to predict what, if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future.  Any such regulation could have a material adverse impact on the profit potential of the Trust or the ability of the Trust to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Members.

The Trust, in particular, is dependent upon the use of leverage in implementing its investment strategy across the markets and instruments described herein.  Any regulatory limitations may have a materially adverse impact on the Trust. The futures markets are subject to comprehensive statutes, regulations and margin requirements.  In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

Daily Price Fluctuation Limits Imposed by Futures Exchanges May Alter Trading Decisions for the Trust

Most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit.  Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading.  If prices were to approach the level of the daily limits, these limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force the liquidation of certain futures positions.  Either of these actions may not be in the best interest of the investors.  From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases, it is possible that Campbell & Company, as trading manager, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.

The Trust is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States.  From time to time, over 50% of the Trust’s overall market exposure could involve positions taken on foreign markets.  The risk of loss in trading foreign futures contracts can be substantial.  Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade.  Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts.  None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws.  Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

Membership in a Swap Execution Facility

In an effort to facilitate the investment strategies employed by the Campbell & Company on behalf of the Trust, the Trust and/or Campbell & Company may become members of exchanges and/or swap execution facilities (“SEFs”).  Such membership may subject the Trust and/or Campbell & Company to a wide range of regulation and other obligations, together with associated costs.  Like any other self-regulatory organization, SEFs are expected to regularly revise and interpret their rules, and such revisions and interpretations could adversely impact the Trust.  Even if the Trust opts not to trade on a SEF directly but instead through a broker, such trading may nevertheless require the Trust to consent to the SEF’s jurisdiction as a self-regulatory organization and to be subject to the SEF’s rulebook, which could adversely impact the Trust.

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

All performance information included in this Memorandum is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

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

There Could be a Limit on the Deductibility of Management and Performance Fees

Although the Trust treats the management and performance fees paid to Campbell & Company as ordinary and necessary business expenses, upon an IRS audit, the Trust may be required to treat such fees as “investment advisory fees” if the Trust’s trading activities did not constitute a trade or business for tax purposes. If the Investor’s share of expenses were deemed to be investment advisory fees, an Investor’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Trust’s capital gain or as an increase in the Trust’s capital loss. If the management fees were so treated, an Investor’s tax liability would likely increase.

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

The Trust’s Service Providers Could Fail

The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcies, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures brokers as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures broker has been the subject of regulatory and private causes of action, as described under “The Futures Broker.”

Although the Campbell & Company regularly monitors the financial condition of the counterparties it uses, if the Trust’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Trust’s assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

Risks due to Redemption or Credit Restriction

The Trust is subject to the risk that its major institutional investors may be compelled to redeem or that the Trust’s counterparties or brokers will be required to restrict the amount of credit previously granted to the Trust due to their own financial difficulties, resulting in forced liquidation of substantial portions of the Trust’s trading program.

There are No Independent Experts Representing Investors

Campbell & Company has consulted with counsel, accountants and other experts regarding the formation and operation of the Trust. No counsel has been appointed to represent the Investors in connection with the offering of the Units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in the Trust.

The Trust Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Trust

Investors are not entitled to participate in the management of the Trust or the conduct of its business. Rather, the Trust is wholly dependent upon the services of the managing operator. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the managing operator’s principals could have a material and adverse effect on the managing operator’s ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.

The Trust Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

Campbell & Company may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted Investors without the written consent of the managing operator. See “Appendix A – Amended and Restated Declaration of Trust and Trust Agreement.”

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974

Campbell & Company anticipates that the underlying assets of the Trust may be considered for purposes of Title I of the Employee Retirement Income Security Act, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), to be assets of certain employee benefit plans and other Plans that purchase Units. Under such circumstances, the investments of the Trust and the activities of Campbell & Company will be subject to and, in certain cases, limited by, ERISA and the Code. Accordingly, all investors should carefully read “Investment by Employee Benefit Plans” in Part Two of this Memorandum.

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

A Single-Advisor Trust May be More Volatile Than a Multi-Advisor Trust

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

The Performance Fee Could Be an Incentive to Make Riskier Investments

Campbell & Company employs a speculative strategy for the Trust, and receives performance fees based on the trading profits earned by it for the Trust. Campbell & Company would not agree to manage the Trust’s account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Trust’s assets were managed by Campbell & Company that did not require performance-based compensation.

The Trust May Distribute Profits to Investors at Inopportune Times

Campbell & Company reserves the right to make distributions of profits of the Trust to the Investors at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Investors will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the Investors.

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

Campbell & Company has a conflict of interest because it acts as Campbell & Company and sole Campbell & Company for the Trust. Since Campbell & Company acts as both trading advisor and managing operator for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a management fee of up to 4% (of which 2% is retained) and a 20% performance fee. Campbell & Company, as managing operator, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Trust, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests. Other conflicts are also present in the operation of the Trust. See “Conflicts of Interest.”

The Value Of The Shares Will Be Adversely Affected If The Trust is Required To Make Indemnification Payments.

Under the Trust’s constituent document and pursuant to the service contracts, Campbell & Company and the service providers have the right to be indemnified for any liability or expense they incur, assuming that they have satisfied their standard of care and have not materially breached the applicable agreement(s).  That means an indemnitee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it with respect to the Trust.  Any sale of that kind would reduce the value of the Shares of the Trust.

Reliance on Corporate Management and Financial Reporting

Certain of the strategies which may be implemented on behalf of the Trust rely on the financial information made available by the issuers in which the Trust invests.  Campbell & Company has no ability to independently verify the financial information disseminated by the thousands of issuers in which the Trust may invest and is dependent upon the integrity of both the management of these issuers and the financial reporting process in general.  Recent events have demonstrated the material losses which investors such as the Trust can incur as a result of corporate mismanagement, fraud and accounting irregularities.

The Trust’s Fees and Expenses

The Trust is required to make substantial profits in order to avoid depletion or exhaustion of its assets from fees and expenses.  In addition, the Performance Fee paid to Campbell & Company by each Series of the Trust is based on both realized and unrealized gains and losses as of the end of the applicable period.  Consequently, Performance Fees could be paid on unrealized gains that may never be realized by any of the Trust’s Series of Units.

Compulsory Redemption of Units

Campbell & Company has the right to redeem all or any portion of the Units of any Investor, for any reason or no reason, upon not less than ten (10) days’ prior written notice to the Investor; provided, however, that the Trust may require a redemption of all or any portion of any Investor’s Units as of any date without providing any prior notice to avoid causing the assets of the Trust to be “plan assets” within the meaning of ERISA or Section 4975 of the Code.  Amounts so redeemed will be calculated and paid as provided above for voluntary redemptions.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2013, there were 4,020 Unitholders and 171,039.145 Units of Beneficial Interest outstanding in Series A, 626 Unitholders and 65,305.174 Units of Beneficial Interest outstanding in Series B, and 444 Unitholders and 18,995.779 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

		For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total Assets	$707,253	$455,952	$379,059	$354,307	$375,584
Total Unitholders’ Capital	700,105	447,606	374,632	346,450	365,318
Total Net Trading Gain (Loss) (includes brokerage commissions)	69,056	18,970	(6,782)	46,833	(10,341)
Net Income (Loss)	44,666	3,686	(20,462)	34,157	(27,085)

Net Income (Loss) Per Managing Operator and Other Unitholder Unit*
Series A	176.50	(9.93)	(156.53)	390.52	(58.14)
Series B	273.28	49.51	(142.94)	218.49	(158.24)
Series W	224.46	64.73	(106.04)	386.22	79.02
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	218.43	20.36	(154.13)	250.82	(159.98)
Series B	264.52	33.99	(142.52)	276.71	(148.25)
Series W	262.00	48.12	(118.49)	279.59	(164.26)
Weighted Average Number of Units Outstanding
Series A	129,417.758	72,692.611	41,208.044	17,066.363	4,129.145
Series B	67,435.246	77,715.396	93,793.303	119,818.587	170,066.938
Series W	15,124.169	8,657.809	5,699.790	3,400.298	843.541

*	Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2013 and 2012.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2013	2013	2013	2013
Total Net Trading Gain (Loss) (includes brokerage commissions)	$28,482	$28,951	$(15,575)	$27,198
Net Income (Loss)	24,169	20,431	(21,014)	21,080
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A	128.63	85.36	(93.07)	83.26
Series B	136.42	138.16	(95.76)	90.35
Series W	146.67	92.57	(87.26)	97.05

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	128.93	102.63	(95.53)	82.40
Series B	135.72	135.36	(95.83)	89.27
Series W	144.22	110.63	(90.41)	97.56

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,611.02	2,713.65	2,618.12	2,700.52
Series B	2,683.70	2,819.06	2,723.23	2,812.50
Series W	2,753.33	2,863.96	2,773.55	2,871.11

Weighted Number of Units Per Period
Series A	99,391.561	115,146.636	141,837.178	161,295.658
Series B	69,979.201	67,477.813	66,587.402	65,696.566
Series W	12,528.015	13,824.879	16,473.278	17,670.502

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2012	2012	2012	2012
Total Net Trading Gain (Loss) (includes brokerage commissions)	$14,263	$4,820	$17,812	$(17,924)
Net Income (Loss)	10,636	1,188	13,716	(21,854)
Net Income (Loss) per Managing Operator and Other Unitholder Unit*
Series A	65.35	1.04	80.69	(121.65)
Series B	74.23	12.28	90.83	(139.65)
Series W	77.83	19.50	82.33	(75.66)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	66.25	6.01	83.26	(135.16)
Series B	70.90	9.48	88.99	(135.38)
Series W	78.83	16.57	84.47	(131.75)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,527.98	2,533.99	2,617.25	2,482.09
Series B	2,584.89	2,594.37	2,683.36	2,547.98
Series W	2,639.82	2,656.39	2,740.86	2,609.11

Weight Number of units Per Period	58,731.710	66,351.974	76,732.307	88,954.452
Series A	84,017.231	78,682.909	75,213.544	72,947.899
Series B	7,211.096	7,825.255	8,412.611	11,182.275
Series W

*	Based on weighted average number of units outstanding during the period.

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

As of December 31, 2013, the aggregate capitalization of the Trust was $700,104,595 with Series A, Series B and Series W comprising $461,894,827, $183,670,839 and $54,538,929, respectively, of the total. The Net Asset Value per Unit was $2,700.52 for Series A, $2,812.50 for Series B, and $2,871.11 for Series W.

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

The Trust maintains 60-75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.

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

Approximately 15% to 25% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 15% of the Trust’s assets are deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 60% to 75% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for the years ended December 31, 2013, 2012 and 2011 for Series A were 8.80%, 0.83%, and (5.89)%, Series B were 10.38%, 1.35%, and (5.36)% and Series W were 10.04%, 1.88% and (4.42)%, respectively.

The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2013, 2012, and 2011, the Trust accrued management fees in the amounts of $22,322,146, $16,035,627 and $14,308,111, respectively, and paid management fees in the amounts of $21,554,055, $15,809,898 and $14,245,515, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Trust accrued performance fees in the amounts of $3,040,951; $116,877 and $5,222, respectively, and paid performance fees in the amounts of $3,037,380; $116,877and $386,705, respectively.

2013 (For the Year Ended December 31)

Of the 8.80% return for year ended 2013 for Series A, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (6.58)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A.

Of the 10.38% return for year ended 2013 for Series B, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (5.00)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 10.04% return for year ended 2013 for Series W, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (5.34)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the 14.95% gross trading gains for the Trust for the year by sector is as follows:
Sector	% Gain (Loss)
Commodities	3.35%
Currencies	1.80
Interest Rates	(4.31)
Stock Indices	14.11
14.95%

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

The Trust had positive performance in October.  Losses from foreign exchange and commodity positions were more than offset by profits from stock index and interest rate holdings.  The strongest Trust gains for October came from long positioning in global stock indexes, driven by both trend and non-trend strategies.  News during the month was dominated by the US government shutdown which resulted after Congress failed to pass legislation to fund operations.  Global stocks initially sold-off as Washington dysfunction put the country on a potential path to default.  In addition, many government-supplied economic reports were cancelled, leaving global investors with limited visibility into the health of the US economy.  However, stocks turned higher as expectations for a funding deal grew and when an agreement was announced near mid-month, stocks charged even higher.  Interest rate positions, namely from long-dated holdings, also added to monthly profits, although non-trend strategies limited gains.  Global fixed income instruments generally moved higher after the US government reopened and default concerns subsided.  Both fixed income and stock investors embraced the idea that any reduction in US Federal Reserve quantitative easing (QE) would be delayed into 2014 due to the economic drag the government closure created for growth.  Foreign exchange holdings produced losses as various long positions against the US dollar declined.  A long position in the Canadian dollar was among the worst performing holdings after the Bank of Canada dropped its tightening bias after they downgraded their economic assessment and pointed to downside risks to inflation.  Commodity holdings produced losses primarily from non-trend strategies.  The worst performing sub-sector was energy where a short position in natural gas early in the month was hurt by cooler temperatures.  The strategies then flipped to long and were hurt when inventories grew more than expected.  Industrial metals also produced losses due to a choppy trading environment.  The largest gains came from the grains and softs where short positions in wheat and coffee profited from abundant supplies.

The Trust's positive performance continued in November.  Profits from stock index, commodity, and foreign exchange positions were only slightly offset by losses from interest rate holdings.  The strongest gains for November came from long positioning in global stock indexes driven by trend following strategies.  Stocks continued their strong year-to-date run during the month as additional easing by global central banks, namely the European Central Bank (ECB) early in the month, and generally better than expected economic data kept a tailwind behind stocks.  Japan showed some of the strongest gains rising over 9% as the yen weakened, benefitting their export-driven economy.  A solid rise in US and German stocks also benefitted the Trust.  Commodity holdings also produced profits, primarily from non-trend strategies.  The best performing sub-sector was grains where a long position in soybeans was helped by strong export sales and frost-damaged crops.  Short positions in wheat and corn benefitted from an improving outlook for both US and Chinese production and a bearish US government crop report early in the month.  Short positions in precious and industrial metals also contributed to gains.  Less dovish FOMC minutes helped revive quantitative easing (QE) taper fears which pushed the metals lower.  Soft commodities and meats produced some small offsetting losses.   Foreign exchange holdings produced small gains.  A short position on the Japanese yen versus the US dollar benefitted as the yen weakened steadily throughout the month with some weaker Japanese economic data and renewed US QE taper fears to blame.  The worst performing foreign exchange position was a long holding on the euro versus the US dollar which suffered when the ECB surprised markets with an interest rate cut.  Interest rate positions, namely from long-dated holdings within the non-trend strategies, produced losses for the Trust during November.  A choppy global trading environment for interest rate instruments proved difficult for the strategies to profitably trade.

The Trust had a net loss in December.  Profits from stock index and foreign exchange positions were more than offset by losses from commodity and interest rate holdings.  The largest losses for December came from positioning in global interest rates driven by trend following strategies.  Losses were seen in both short-dated and long-dated instruments.  Anticipation that the US Federal Reserve would begin tapering its quantitative easing (QE) program came to fruition around mid-month causing interest rates to generally rise throughout December.  Losses were greatest in short-dated instruments where the portfolio had long positioning which suffered from improving economic data and the beginning of the Fed’s QE taper.  Commodity holdings also produced some losses, primarily from non-trend strategies.  The worst performing sub-sector was industrial metals where short positioning suffered as a rally, sparked by increasing optimism over growth in China and the US, boosted metal prices.  Some offsetting gains came from short precious metal holdings which continued to trend lower amid the Fed’s move to begin exiting its loose money policy.  Wheat produced the largest gains within the grains as weaker than expected export demand and ample global supplies pushed the commodity to a 20-month low.  Foreign exchange holdings produced gains.  The largest gains came from short positions on the Japanese yen and the Australian dollar versus the US dollar.  The Fed’s decision to begin tapering linked with ongoing easy money policies in Japan pushed USDJPY to new multi-year highs.  The Australian dollar fell almost 2% versus the US dollar.  Long stock index positions produced the largest gains during December primarily driven by trend following strategies.  Global stocks generally sold off in the first half of the month as investors were anxious ahead of the Fed’s QE taper decision.  Stocks rallied sharply post the Fed’s taper announcement as investors digested the news and found themselves underinvested in an improving economic landscape.  Stocks moved to new highs helping to fuel gains in the sector.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2013, 2012 and 2011 and the trading gains/losses by market category for the years then ended.

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.98%	3.35%
Currencies	0.67%	1.80%
Interest Rates	0.32%	(4.31)%
Stock Indices	1.07%	14.11%

Aggregate/Total	1.51%	14.95%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2013.

Of the 8.80% return for year ended 2013 for Series A, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (6.58)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A.

Of the 10.38% return for year ended 2013 for Series B, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (5.00)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 10.04% return for year ended 2013 for Series W, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43% due to investment income, offset by approximately (5.34)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2013 by market sector.

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

Interest Rates

Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Trust for the foreseeable future. Changes in the interest rate environment will have the most impact on longer dated fixed income positions, at points of time throughout the year the majority of the speculative positions held by the Trust may be held in medium to long-term fixed income positions.

Stock Indices

The Trust’s primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, Singapore, Spain, Taiwan, Netherlands and Sweden. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust’s positions being “whipsawed” into numerous small losses.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2013.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 57 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s transactions are being made only in accordance with authorizations of Management and;

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of the fiscal quarter ended December 31, 2013. The Management noted no changes to the Trust's internal control over financial reporting that materially affected the Trust's internal control over financial reporting. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2013, the Trust’s internal control over financial reporting was effective.

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

John R. Radle, born in 1967, joined Campbell & Company in June 2005 and was appointed Director of Trading in October 2012 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, a SEC registered investment adviser, in June 2013. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010 and Manager - Equity & Rule-Based Execution from December 2010 to October 2012. Mr. Radle is a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Prior to joining Campbell, Mr. Radle worked as a position trader/market-maker for Wachovia Securities from 2003 to 2005 and he held the same role at Deutsche Bank Alex Brown from 1994 through 2003. Mr. Radle started his trading career on the buy-side in 1989 at mutual fund manager American Capital where he traded equities, options, and convertible bonds. Mr. Radle holds a BBA in Finance from Texas Christian University in Fort Worth, TX. He also holds an MBA from Johns Hopkins University in Baltimore, MD. Mr. Radle became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 6, 2013. Mr. Radle became registered as a NFA Associated Member and Associated Person effective November 5, 2007.

Darvin N. Sterner, born in 1971, joined Campbell & Company in 1999 and was appointed Director of Private Wealth Distribution in May 2013 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, a SEC registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company’s private wealth sales distribution. Since March 2007, Mr. Sterner has served as Vice President - National Sales Manager. He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associated Member and Associated Person effective April 16, 2002 and May 17, 2002, respectively.
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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2013, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.
(b)	Security Ownership of Management. As of December 31, 2013, Campbell & Company did not own any Series A, Series B or Series W Units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2013 and 2012 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2013 and 2012 were $146,250 and $126,263, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 57 thereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2013 and 2012, (ii) Statements of Financial Condition December 31, 2013 and 2012, (iii) Statements of Operations For the Years Ended December 31, 2013, 2012 and 2011, (iv) Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2013, 2012 and 2011, (vi) Financial Highlights For the Years Ended December 31, 2013, 2012 and 2011, (vii) Notes to Financial Statements.

(1) Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2) Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2014.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, INC.
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the Managing Operator of the Registrant, indicated on March 30, 2014.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	Director and General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

THE CAMPBELL FUND TRUST

ANNUAL REPORT
December 31, 2013

THE CAMPBELL FUND TRUST

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	59

Financial Statements

Condensed Schedules of Investments December 31, 2013 and 2012	60-63

Statements of Financial Condition December 31, 2013 and 2012	64

Statements of Operations For the Years Ended December 31, 2013, 2012 and 2011	65

Statements of Cash Flows For the Years Ended December 31, 2013, 2012 and 2011	66

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2013, 2012 and 2011	67-68

Financial Highlights For the Years Ended December 31, 2013, 2012 and 2011	69-71

Notes to Financial Statements	72-82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of
The Campbell Fund Trust:

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2013 and 2012, the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 25, 2014

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$1,434,916	0.20%
	(cost $1,429,891)

	Commercial Paper
	Cayman Islands
	Energy (cost $36,248,513)	36,249,041	5.18%
	United States
	Consumer Discretionary	9,999,900	1.43%
	Consumer Staples	19,622,430	2.80%
	Energy	45,504,124	6.50%
	Financials	37,490,106	5.36%
	Materials	51,959,864	7.42%
	Total United States (cost $164,562,616)	164,576,424	23.51%
	Total Commercial Paper (cost $200,811,129)	200,825,465	28.69%

	Corparate Bonds
	United Kingdom
	Materials	16,038,000	2.29%
	(cost $16,000,000)
	United States
	Communications	37,373,864	5.34%
	Consumer Discretionary	31,833,480	4.55%
	Financials	146,256,486	20.89%
	Utilities	14,274,836	2.04%
	Total United States (cost $229,467,148)	229,738,666	32.82%
	Total Corporate Bonds (cost $245,467,148)	245,776,666	35.11%

	Government And Agency Obligations
	Multi-National
	Multi-National Government Agency (cost $20,000,000)	19,997,980	2.86%
	United States
	U.S. Treasury Bills
	U.S. Treasury Bills*
$101,000,000	Due 01/02/2014	101,000,000	14.43%
	U.S. Treasury Bills*
$40,300,000	Due 01/09/2014	40,299,919	5.75%
	U.S. Treasury Bills*
$16,800,000	Due 02/27/2014	16,799,344	2.40%
	Total United States (cost $158,099,147)	158,099,263	22.58%
	Total Government And Agency Obligations (cost $178,099,147)	178,097,243	25.44%

	Total Fixed Income Securities** (cost $625,807,315)	$626,134,290	89.44%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$326	0.00%
	(cost $326)
	Total Short Term Investments (cost $326)	$326	0.00%
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(631,003)	(0.09)%
Energy	(1,254,316)	(0.18)%
Metals	(52,303)	(0.01)%
Stock indices	16,454,845	2.35%
Short-term interest rates	(2,242,665)	(0.32)%
Long-term interest rates	(173,436)	(0.02)%
Net unrealized gain (loss) on long futures contracts	$12,101,122	1.73%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	2,574,196	0.37%
Energy	33,460	0.01%
Metals	(975,769)	(0.14)%
Stock indices	(49,211)	(0.01)%
Short-term interest rates	732,601	0.10%
Long-term interest rates	1,320,613	0.19%
Net unrealized gain (loss) on short futures contracts	$3,635,890	0.52%

Net unrealized gain (loss) on open futures contracts	$15,737,012	2.25%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	(1,949,419)	(0.28)%
Various short forward currency contracts	5,590,705	0.80%
Net unrealized gain (loss) on open forward currency contracts	$3,641,286	0.52%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $101,000,000 deposited with the futures broker and $57,099,263 deposited with the interbank market maker.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Canada
	Financials	$12,511,113	2.80%
	(cost $12,500,000)
	Finland
	Financials	1,432,884	0.32%
	(cost $1,429,782)
	United States
	Financials	12,775,779	2.85%
	(cost $12,775,000)
	Total Bank Deposits (cost $26,704,782)	26,719,776	5.97%

	Commercial Paper
	United States
	Consumer Discretionary	15,811,684	3.53%
	Consumer Staples	20,498,290	4.58%
	Energy	28,995,631	6.48%
	Financials	20,947,743	4.68%
	Materials	9,314,291	2.08%
	Telecommunication Services	14,571,489	3.26%
	Utilities	35,494,692	7.93%
	Total Commercial Paper (cost $145,624,914)	145,633,820	32.54%

	Corporate Bonds
	United States
	Financials	111,661,266	24.95%
	Utilities	12,001,488	2.68%
	Total Corporate Bonds (cost $123,611,131)	123,662,754	27.63%

	Government And Agency Obligations
	United States
	U.S. Government Agency	15,222,000	3.40%
$65,000,000	U.S. Treasury Bills U.S. Treasury Bill* Due 02/21/2013	64,996,360	14.52%
$22,000,000	U.S. Treasury Bill* Due 03/28/2013	21,997,536	4.91%
	Total Government and Agency Obligations (cost $102,191,910)	102,215,896	22.83%

	Total Fixed Income Securities** (cost $398,132,737)	$398,232,246	88.97%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$413	0.00%
	(cost $413)
	Total Short Term Investments (cost $413)	$413	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(427,785)	(0.09)%
Energy	363,371	0.08%
Metals	(289,782)	(0.06)%
Stock indices	1,850,965	0.41%
Short-term interest rates	(116,980)	(0.03)%
Long-term interest rates	1,332,325	0.30%
Net unrealized gain (loss) on long futures contracts	$2,712,114	0.61%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	1,000,094	0.22%
Energy	(411,330)	(0.09)%
Metals	862,398	0.19%
Stock indices	(114,835)	(0.03)%
Short-term interest rates	(6,270)	0.00%
Long-term interest rates	(726,913)	(0.16)%
Net unrealized gain (loss) on short futures contracts	$603,144	0.13%

Net unrealized gain (loss) on open futures contracts	$3,315,258	0.74%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	2,227,523	0.50%
Various short forward currency contracts	6,848,963	1.53%
Net unrealized gain (loss) on open forward currency contracts	$9,076,486	2.03%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $64,996,360 deposited with the futures broker and $21,997,536 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS
Equity in futures broker trading accounts
Cash	$40,284,908	$16,887,965
Fixed income securities (cost $100,999,958 and $ 64,991,942, respectively)	101,000,000	64,996,360
Net unrealized gain (loss) on open futures contracts	15,737,012	3,315,258
Total equity in futures broker trading accounts	157,021,920	85,199,583

Cash	20,165,012	27,530,082
Short term investments (cost $326 and $413, respectively)	326	413
Fixed income securities (cost $524,807,357 and $333,140,795, respectively)	525,134,290	333,235,886
Net unrealized gain (loss) on open forward currency contracts	3,641,286	9,076,486
Interest receivable	915,738	909,063
Subscription receivable	373,992	0
Total assets	$707,252,564	$455,951,513

LIABILITIES
Accounts payable	$277,108	$247,805
Management fee payable	2,198,891	1,430,800
Service fee payable	22,310	13,484
Accrued commissions and other trading fees on open contracts	120,017	71,746
Offering costs payable	209,774	108,965
Performance fee payable	3,571	0
Redemptions payable	4,316,298	6,472,306
Total liabilities	7,147,969	8,345,106

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 171,039.145 and 94,682.288 units outstanding at December 31, 2013 and December 31, 2012	461,894,827	235,009,679
Series B Units - Redeemable
Managing Operator - 0.000 and 0.000 units outstanding at December 31, 2013 and December 31, 2012	0	0
Other Unitholders - 65,305.174 and 70,757.159 units outstanding at December 31, 2013 and December 31, 2012	183,670,839	180,287,568
Series W Units - Redeemable
Other Unitholders - 18,995.779 and 12,383.204 units outstanding at December 31, 2013 and December 31, 2012	54,538,929	32,309,160
Total unitholders' capital (Net Asset Value)	700,104,595	447,606,407

Total liabilities and unitholders' capital (Net Asset Value)	$707,252,564	$455,951,513

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$56,254,176	$17,480,880	$9,154,299
Change in unrealized	12,421,754	(2,689,911)	1,479,492
Brokerage commissions	(3,911,014)	(1,957,160)	(1,279,387)
Net gain (loss) from futures trading	64,764,916	12,833,809	9,354,404

Forward currency and options on forward currency trading gains (losses)
Realized	9,940,453	5,195,647	(18,912,814)
Change in unrealized	(5,435,200)	1,066,936	2,908,645
Brokerage commissions	(213,675)	(126,036)	(132,362)
Net gain (loss) from forward currency and options on forward currency trading	4,291,578	6,136,547	(16,136,531)

Total net trading gain (loss)	69,056,494	18,970,356	(6,782,127)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,172,795	1,733,483	1,319,591
Realized gain (loss) on fixed income securities	95,707	37,317	17,282
Change in unrealized gain (loss) on fixed income securities	227,466	28,148	(102,289)
Total investment income	2,495,968	1,798,948	1,234,584

Expenses
Management fee	22,322,146	16,035,627	14,308,111
Service fee	215,309	115,535	75,250
Performance fee	3,040,951	116,877	5,222
Operating expenses	1,308,196	815,011	525,952
Total expenses	26,886,602	17,083,050	14,914,535

Net investment income (loss)	(24,390,634)	(15,284,102)	(13,679,951)

NET INCOME (LOSS)	$44,665,860	$3,686,254	$(20,462,078)

NET INCOME (LOSS) PER MANAGING OPERATOR
AND OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)
Series A	$176.50	$(9.93)	$(156.53)

Series B	$273.28	$49.51	$(142.94)

Series W	$224.46	$64.73	$(106.04)

INCREASE (DECREASE) IN NET ASSET VALUE
PER MANAGING OPERATOR AND OTHER
UNITHOLDERS UNIT
Series A	$218.43	$20.36	$(154.13)

Series B	$264.52	$33.99	$(142.52)

Series W	$262.00	$48.12	$(118.49)

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE YEAR
Series A	129,417.758	72,692.611	41,208.044

Series B	67,435.246	77,715.396	93,793.303

Series W	15,124.169	8,657.809	5,699.790

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$44,665,860	$3,686,254	$(20,462,078)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, options and fixed income securities	(7,214,020)	1,594,827	(4,285,848)
(Increase) decrease in restricted cash	0	34,189,502	(34,189,502)
(Increase) decrease in option premiums paid	0	0	1,091,379
(Increase) decrease in option premiums received	0	0	(237,756)
(Increase) decrease in interest receivable	(6,675)	(503,821)	(323,827)
Increase (decrease) in accounts payable and accrued expenses	858,062	383,888	(312,271)
Purchases of investments	(13,943,718,162)	(15,333,313,363)	(14,454,685,366)
Sales/maturities of investments	13,716,043,671	15,207,486,864	14,465,093,551

Net cash from (for) operating activities	(189,371,264)	(86,475,849)	(48,311,718)

Cash flows from (for) financing activities
Addition of units	256,358,986	128,142,593	91,562,943
Redemption of units	(49,097,246)	(54,322,392)	(44,445,394)
Offering costs paid	(1,858,603)	(997,665)	(570,569)
Net cash from (for) financing activities	205,403,137	72,822,536	46,546,980

Net increase (decrease) in cash	16,031,873	(13,653,313)	(1,764,738)

Unrestricted cash
Beginning of year	44,418,047	58,071,360	59,836,098

End of year	$60,449,920	$44,418,047	$58,071,360

End of period cash consists of:
Cash in futures broker trading accounts	$40,284,908	$16,887,965	$49,135,636
Cash	20,165,012	27,530,082	8,935,724

Total end of year cash	$60,449,920	$44,418,047	$58,071,360

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2010	20.360	$54,087	99,342.853	$263,905,408	99,363.213	$263,959,495

Net income (loss)		(2,902)		(13,404,286)		(13,407,188)
Additions	0.000	0	630.744	1,659,983	630.744	1,659,983
Redemptions	0.000	0	(14,161.458)	(36,430,399)	(14,161.458)	(36,430,399)
Balances at December 31, 2011	20.360	51,185	85,812.139	215,730,706	85,832.499	215,781,891

Net income (loss)		1,878		3,845,893		3,847,771
Additions	0.000	0	231.309	624,322	231.309	624,322
Redemptions	(20.360)	(53,063)	(15,286.289)	(39,913,353)	(15,306.649)	(39,966,416)
Balances at December 31, 2012	0	0	70,757.159	180,287,568	70,757.159	180,287,568

Net income (loss)				18,428,804		18,428,804
Additions	0.000	0	1,101.651	3,104,095	1,101.651	3,104,095
Redemptions	0.000	0	(6,553.636)	(18,149,628)	(6,553.636)	(18,149,628)
Balances at December 31, 2013	0	$0	65,305.174	$183,670,839	65,305.174	$183,670,839

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

December 31, 2013	December 31, 2012	December 31, 2011

$2,812.50	$2,547.98	$2,513.99

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2010	27,273.338	$71,343,164	4,160.119	$11,146,969

Net income (loss)		(6,450,470)		(604,420)
Additions	31,648.252	80,738,501	3,369.257	8,837,127
Redemptions	(1,650.181)	(4,118,534)	(553.987)	(1,440,540)
Offering costs		(526,025)		(75,250)
Balances at December 31, 2011	57,271.409	140,986,636	6,975.389	17,863,886

Net income (loss)		(721,909)		560,392
Additions	43,340.607	110,518,344	6,542.274	16,999,927
Redemptions	(5,929.728)	(14,845,436)	(1,134.459)	(2,999,509)
Offering costs		(927,956)		(115,536)
Balances at December 31, 2012	94,682.288	235,009,679	12,383.204	32,309,160

Net income (loss)		22,842,338		3,394,718
Additions	86,086.163	231,861,100	7,578.600	21,767,783
Redemptions	(9,729.306)	(26,074,186)	(966.025)	(2,717,424)
Offering costs		(1,744,104)		(215,308)
Balances at December 31, 2013	171,039.145	$461,894,827	18,995.779	$54,538,929

Net Asset Value per Other Unitholders’ Unit - Series A

December 31, 2013	December 31, 2012	December 31, 2011

$2,700.52	$2,482.09	$2,461.73

Net Asset Value per Other Unitholders’ Unit - Series W

December 31, 2013	December 31, 2012	December 31, 2011

$2,871.11	$2,609.11	$2,560.99

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following information presents per unit operating performance data and other supplemental financial data for Series A for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Series A
	2013	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,482.09	$2,461.73	$2,615.86

Income (loss) from operations:
Total net trading gains (losses) (1)	354.04	129.33	(44.16)
Net investment income (loss)(1)	(122.13)	(96.20)	(97.20)

Total net income (loss) from operations	231.91	33.13	(141.36)

Offering costs (1)	(13.48)	(12.77)	(12.77)

Net asset value per unit at end of year	$2,700.52	$2,482.09	$2,461.73

Total Return	8.80%	0.83%	(5.89)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.27%	4.14%	4.06%
Performance fee	0.75%	0.00%	0.00%

Total expenses	5.02%	4.14%	4.06%

Net investment income (loss) (2)	(3.84)%	(3.71)%	(3.73)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Series B
	2013	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,547.98	$2,513.99	$2,656.51

Income (loss) from operations:
Total net trading gains (losses) (1)	370.20	132.57	(43.15)
Net investment income (loss)(1)	(105.68)	(98.58)	(99.37)

Total net income (loss) from operations	264.52	33.99	(142.52)

Net asset value per unit at end of year	$2,812.50	$2,547.98	$2,513.99

Total Return	10.38%	1.35%	(5.36)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.28%	4.24%	4.17%
Performance fee	0.00%	0.00%	0.00%

Total expenses	4.28%	4.24%	4.17%

Net investment income (loss) (2)	(3.85)%	(3.81)%	(3.83)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The following information presents per unit operating performance data and other supplemental financial data for Series W for the years ended December 31, 2013, 2012 and 2011. This information has been derived from information presented in the financial statements.

	Series W
	2013	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,609.11	$2,560.99	$2,679.48

Income (loss) from operations:
Total net trading gains (losses) (1)	372.53	134.63	(44.05)
Net investment income (loss)(1)	(96.29)	(73.17)	(61.24)

Total net income (loss) from operations	276.24	61.46	(105.29)

Offering costs (1)	(14.24)	(13.34)	(13.20)

Net asset value per unit at end of year	$2,871.11	$2,609.11	$2,560.99

Total Return	10.04%	1.88%	(4.42)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	2.71%	2.64%	2.62%
Performance fee	1.08%	0.46%	0.01%

Total expenses	3.79%	3.10%	2.63%

Net investment income (loss) (2)	(2.28)%	(2.21)%	(2.28)%

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
DECEMBER 31, 2013

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

Prior to September 2011, the fair value of option (non-exchange traded) contracts were calculated by applying an industry-standard adaptation of the Black-Scholes options valuation model to foreign currency options, using as inputs the spot prices, interest rates and the option implied volatilities quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period was reported in the Statements of Operations.

When the Trust wrote an option, an amount equal to the premium received by the Trust was reflected as an asset and an equivalent liability. The amount of the liability was subsequently marked to market to reflect the current fair value of the option written. Brokerage commissions include other trading fees and were charged to expense when contracts were opened.

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

The short term investments represent cash held at the custodian and invested overnight in a money market fund. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units..

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2013 and December 31, 2012, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$326	$0	$0	$326
Fixed income securities	0	626,134,290	0	626,134,290
Other Financial Instruments
Exchange-traded futures contracts	15,737,012	0	0	15,737,012
Forward currency contracts	0	3,641,286	0	3,641,286
Total	$15,737,338	$629,775,576	$0	$645,512,914

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$413	$0	$0	$413
Fixed income securities	0	398,232,246	0	398,232,246
Other Financial Instruments
Exchange-traded futures contracts	3,315,258	0	0	3,315,258
Forward currency contracts	0	9,076,486	0	9,076,486
Total	$3,315,671	$407,308,732	$0	$410,624,403

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2013 and 2012.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. The Trust files federal and state tax returns. The 2010 through 2013 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.  Offering Costs

Campbell & Company, Inc. (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Trust (“offering costs”). Series A units and Series W units will each bear the offering costs incurred in the relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and Series W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Series’ month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. Series A and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2013 and 2012, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,457,211 and $3,027,981 for Series A units and $646,630 and $618,740 for Series W units, respectively.

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

I.  Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or are subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. ASU Nos. 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of the additional disclosure requirements are reflected in the Trust’s financial statements.

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact this pronouncement would have on the financial statements.

J. Reclassification

Certain 2011 amounts in the Statement of Cash Flows were reclassified to conform with the 2013 and 2012 presentation.  Specifically, purchases and sales/maturities of investments are presented on a gross basis as components of cash flows (for) operating activities.

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
DECEMBER 31, 2013

Note 3.  TRUSTEE

The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.  ADMINISTRATOR

The Trust has appointed SEI Global Services, Inc. (SEI) as Administrator of the Trust as of August 1, 2012. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.  The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

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

Note 5.  CASH MANAGER AND CUSTODIAN

For the year ended December 31, 2013 Horizon Cash Management LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of December 31, 2013. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the year ended December 31, 2013 and 2012, Campbell & Company received redemption fees of $20,789 and $13,578, respectively.

Note 10.  TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and options on forward currency contracts (collectively, “derivatives”). Specifically, the Trust trades a portfolio focused on the speculating on changes in interest rates, currency exchange rates, stock index values as well as metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The Trust adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2013 and 2012 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,458,947	$(1,515,754)	$1,943,193
Energy Contracts	Net unrealized gain (loss) on open futures contracts	49,766	(1,270,622)	(1,220,856)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,295,522	(5,323,594)	(1,028,072)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,576,413	(170,779)	16,405,634
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	863,795	(2,373,859)	(1,510,064)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,429,833	(282,656)	1,147,177
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,238,177	(23,596,891)	3,641,286
Totals		$53,912,453	$(34,534,155)	$19,378,298
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,288,205	$(715,896)	$572,309
Energy Contracts	Net unrealized gain (loss) on open futures contracts	479,204	(527,163)	(47,959)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,886,071	(1,313,455)	572,616
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,434,401	(1,698,271)	1,736,130
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	265,115	(388,365)	(123,250)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,529,791	(924,379)	605,412
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	28,622,152	(19,545,666)	9,076,486
Totals		$37,504,939	$(25,113,195)	$12,391,744
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2013, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2013	Trading Gains/(Losses) for the Year Ended December 31, 2012	Trading Gains/(Losses) for the Year Ended December 31, 2011
Agriculture Contracts	$11,767,414	$6,937,002	$(20,941,908)
Energy Contracts	(11,751,293)	(495,342)	(1,066,419)
Metal Contracts	13,295,841	(14,811,547)	(5,705,332)
Stock Indices Contracts	79,940,919	11,507,511	(24,393,394)
Short-Term Interest Rate Contracts	(17,709,022)	7,046,099	906,379
Long-Term Interest Rate Contracts	(6,729,377)	4,732,861	61,817,056
Forward Currency Contracts	4,505,502	6,262,583	(10,739,894)
Purchased Options on Forward Currency Contracts	0	0	(11,630,929)
Written Options on Forward Currency Contracts	0	0	6,366,654
Total	$73,319,984	$21,179,167	$(5,387,787)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2013	Trading Gains/(Losses) for the Year Ended December 31, 2012	Trading Gains/(Losses) for the Year Ended December 31, 2011
Futures trading gains (losses):
Realized**	$56,392,728	$17,606,495	$9,136,890
Change in unrealized	12,421,754	(2,689,911)	1,479,492
Forward currency and options on forward currency trading gains (losses):
Realized	9,940,702	5,195,647	(18,912,814)
Change in unrealized	(5,435,200)	1,066,936	2,908,645
Total	$73,319,984	$21,179,167	$(5,387,787)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2013, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 81,700; 40,800 and 25,400, respectively, and the monthly average of notional value of forward currency and options on forward currency contracts was $4,566,600,000; $2,780,900,000 and $2,883,000,000, respectively.

Open contracts generally mature within three months; as of December 31, 2013, the latest maturity date for open futures contracts is March 2015 and the latest maturity date for open forward currency contracts is March 2014. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

Credit Risk

The Trust trades futures contracts on exchanges that require margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker’s segregation requirements. In the event of a futures broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The Trust trades forward currency contracts and options on forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts and options on forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts and options on forward currency contracts typically involves delayed cash settlement.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2013 and 2012 was $158,099,263 and $86,993,896, respectively, which equals 23% and 19% of Net Asset Value, respectively. The cash deposited with the interbank market maker at December 31, 2013 and 2012 was $53,349 and $53,710, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at December 31, 2013 or 2012.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

Offsetting of Derivative Assets
As of December 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Statement of Financial Condition
Futures contracts	UBS Securities LLC	$26,674,276	$(10,937,264)	$15,737,012
Forward currency contracts	Royal Bank of Scotland	27,238,177	(23,596,891)	3,641,286
Total derivatives		$53,912,453	$(34,534,155)	$19,378,298
Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2013
		Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$15,737,012	$0	$0	$15,737,012
Royal Bank of Scotland	3,641,286	0	0	3,641,286
Total	$19,378,298	$0	$0	$19,378,298
Offsetting of Derivative Liabilities
As of December 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Futures contracts	UBS Securities LLC	$10,937,264	$(10,937,264)	$0
Forward currency contracts	Royal Bank of Scotland	23,596,891	(23,596,891)	0
Total derivatives		$34,534,155	$(34,534,155)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2013
		Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

Offsetting of Derivative Assets
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Statement of Financial Condition
Futures contracts	UBS Securities LLC	$8,882,787	$(5,567,529)	$3,315,258
Forward currency contracts	Royal Bank of Scotland	28,622,152	(19,545,666)	9,076,486
Total derivatives		$37,504,939	$(25,113,195)	$12,391,744

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,315,258	$0	$0	$3,315,258
Royal Bank of Scotland	9,076,486	0	0	9,076,486
Total	$12,391,744	$0	$0	$12,391,744

Offsetting of Derivative Liabilities
As of December 31, 2012
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Futures contracts	UBS Securities LLC	$5,567,529	$(5,567,529)	$0
Forward currency contracts	Royal Bank of Scotland	19,545,666	(19,545,666)	0
Total derivatives		$25,113,195	$(25,113,195)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2012
		Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12.  SUBSEQUENT EVENTS

Subsequent to year end, in February 2014, the Trust signed an agreement with PNC Capital Advisors, LLC to replace Horizon Cash Management LLC as the cash manager for the Trust effective March 1, 2014. Management of the Trust has evaluated subsequent events through the date the financial statements were filed and there were no additional events to disclose.

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E1