Form 10-Q
period 2014-03-31
CAMPBELL FUND TRUST
filed 2014-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2014 and December 31, 2013 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	8-9

	Financial Highlights for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	25-30

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$1,433,076	0.22%
	(cost $1,429,943)

	Commercial Paper
	United States
	Communications	8,828,171	1.36%
	Consumer Discretionary	32,441,314	5.00%
	Consumer Staples	35,462,042	5.46%
	Financials	99,938,036	15.40%
	Materials	21,998,608	3.39%
	Utilities	26,377,556	4.07%
	Total Commercial Paper (cost $225,045,773)	225,045,727	34.68%

	Corporate Bonds
	United Kingdom
	Materials	16,051,440	2.47%
	(cost $16,000,000)
	United States
	Communications	29,647,335	4.57%
	Consumer Discretionary	26,248,904	4.05%
	Financials	131,421,508	20.25%
	Total United States (cost $186,895,894)	187,317,747	28.87%
	Total Corporate Bonds (cost $202,895,894)	203,369,187	31.34%

	Government And Agency Obligations
	United States
	U.S. Government Agency	11,139,944	1.72%
	U.S. Treasury Bills
	U.S. Treasury Bills*
$101,000,000	Due 04/03/2014	100,999,899	15.56%
	U.S. Treasury Bills*
$56,600,000	Due 04/10/2014	56,599,717	8.72%
	Total Government And Agency Obligations (cost $168,738,921)	168,739,560	26.00%

	Total Fixed Income Securities** (cost $598,110,531)	$598,587,550	92.24%
SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$1,448	0.00%
	(cost $1,448)
	Total Short Term Investments (cost $1,448)	$1,448	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$5,002,010	0.77%
Energy	(372,653)	(0.06)%
Metals	1,016,555	0.16%
Stock indices	3,576,245	0.55%
Short-term interest rates	(48,201)	(0.01)%
Long-term interest rates	(612,382)	(0.09)%
Net unrealized gain (loss) on long futures contracts	$8,561,574	1.32%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Energy	69,275	0.01%
Metals	(3,878,688)	(0.60)%
Stock indices	224,344	0.03%
Short-term interest rates	(59,256)	(0.01)%
Long-term interest rates	(219,531)	(0.03)%
Net unrealized gain (loss) on short futures contracts	$(3,863,856)	(0.60)%

Net unrealized gain (loss) on open futures contracts	$4,697,718	0.72%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	22,118,935	3.41%
Various short forward currency contracts	(19,058,906)	(2.94)%
Net unrealized gain (loss) on open forward currency contracts	$3,060,029	0.47%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $100,999,899 deposited with the futures broker and $56,599,717 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013 (Unaudited)

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

	Corporate Bonds
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
DECEMBER 31, 2013 (Unaudited)

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2014 and December 31, 2013 (Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$38,676,270	$40,284,908
Fixed income securities (cost $100,999,747 and $ 100,999,958, respectively)	100,999,899	101,000,000
Net unrealized gain (loss) on open futures contracts	4,697,718	15,737,012
Total equity in futures broker trading accounts	144,373,887	157,021,920

Cash	16,170,140	20,165,012
Short term investments (cost $1,448 and $326, respectively)	1,448	326
Fixed income securities (cost $497,110,784 and $524,807,357, respectively)	497,587,651	525,134,290
Net unrealized gain (loss) on open forward currency contracts	3,060,029	3,641,286
Interest receivable	775,677	915,738
Subscription receivable	0	373,992
Total assets	$661,968,832	$707,252,564

LIABILITIES
Accounts payable	$245,332	$277,108
Management fee payable	2,067,719	2,198,891
Service fee payable	10,513	22,310
Accrued commissions and other trading fees on open contracts	145,932	120,017
Offering costs payable	202,478	209,774
Performance fee payable	0	3,571
Redemptions payable	10,352,959	4,316,298
Total liabilities	13,024,933	7,147,969

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 183,315.625 and 171,039.145 units outstanding at March 31, 2014 and December 31, 2013	439,825,286	461,894,827
Series B Units - Redeemable
Other Unitholders - 63,083.001 and 65,305.174 units outstanding at March 31, 2014 and December 31, 2013	157,827,576	183,670,839
Series W Units - Redeemable
Other Unitholders - 20,027.554 and 18,995.779 units outstanding at March 31, 2014 and December 31, 2013	51,291,037	54,538,929
Total unitholders' capital (Net Asset Value)	648,943,899	700,104,595

Total liabilities and unitholders' capital (Net Asset Value)	$661,968,832	$707,252,564

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(48,942,105)	$2,359,309
Change in unrealized	(11,039,294)	9,393,792
Brokerage commissions	(1,158,913)	(847,223)
Net gain (loss) from futures trading	(61,140,312)	10,905,878

Forward currency trading gains (losses)
Realized	(10,999,429)	29,179,920
Change in unrealized	(581,257)	(11,554,430)
Brokerage commissions	(79,529)	(49,168)
Net gain (loss) from forward currency trading	(11,660,215)	17,576,322

Total net trading gain (loss)	(72,800,527)	28,482,200

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	600,354	455,481
Realized gain (loss) on fixed income securities	12,980	22,220
Change in unrealized gain (loss) on fixed income securities	150,044	168,392
Total investment income	763,378	646,093

Expenses
Management fee	6,402,252	4,627,807
Service fee	53,557	42,887
Performance fee	0	20,923
Operating expenses	377,158	267,958
Total expenses	6,832,967	4,959,575
Net investment income (loss)	(6,069,589)	(4,313,482)

NET INCOME (LOSS)	$(78,870,116)	$24,168,718

NET INCOME (LOSS) PER OTHER UNITHOLDERS UNIT
Series A	$(299.29)	$128.63
Series B	$(310.39)	$136.42
Series W	$(307.41)	$146.67

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$(301.24)	$128.93
Series B	$(310.60)	$135.72
Series W	$(310.09)	$144.22

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	176,647.659	99,391.561
Series B	64,602.320	69,979.201
Series W	19,352.162	12,528.015

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from (for) operating activities
Net income (loss)	$(78,870,116)	$24,168,718
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	11,470,507	1,992,246
(Increase) decrease in interest receivable	140,061	149,867
Increase (decrease) in accounts payable and accrued expenses	(152,401)	168,350
Purchases of investments	(4,203,445,121)	(3,259,208,482)
Sales/maturities of investments	4,231,140,783	3,200,399,388

Net cash from (for) operating activities	(39,716,287)	(32,329,913)

Cash flows from (for) financing activities
Addition of units	52,605,023	32,891,072
Redemption of units	(17,864,298)	(15,132,469)
Offering costs paid	(627,948)	(347,779)
Net cash from (for) financing activities	34,112,777	17,410,824

Net increase (decrease) in cash	(5,603,510)	(14,919,089)

Unrestricted cash
Beginning of period	60,449,920	44,418,047

End of period	$$54,846,410	$29,498,958

End of period cash consists of:
Cash in futures broker trading accounts	$38,676,270	$13,429,117
Cash	16,170,140	16,069,841

Total end of period cash	$54,846,410	$29,498,958

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Unitholders' Capital
	Series B - Other Unitholders
	Units	Amount
Three Months Ended March 31, 2014

Balances at December 31, 2013	65,305.174	$183,670,839

Net income (loss) for the three months ended March 31, 2014		(20,052,000)
Additions	56.387	148,024
Redemptions	(2,278.560)	(5,939,287)
Balances at March 31, 2014	63,083.001	$157,827,576

Three Months Ended March 31, 2013

Balances at December 31, 2012	70,757.159	$180,287,568

Net income (loss) for the three months ended March 31, 2013		9,546,912
Additions	5.590	15,001
Redemptions	(2,567.897)	(6,835,288)
Balances at March 31, 2013	68,194.852	$183,014,193

Net Asset Value per Other Unitholders’ Unit - Series B

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

$2,501.90	$2,812.50	$2,683.70	$2,547.98

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2014

Balances at December 31, 2013	171,039.145	$461,894,827	18,995.779	$54,538,929

Net income (loss) for the three months ended
March 31, 2014		(52,869,103)		(5,949,013)
Additions	19,175.091	48,473,927	1,350.859	3,609,080
Redemptions	(6,898.611)	(17,118,552)	(319.084)	(843,120)
Offering costs		(555,813)		(64,839)
Balances at March 31, 2014	183,315.625	$439,825,286	20,027.554	$51,291,037

Three Months Ended March 31, 2013

Balances at December 31, 2012	94,682.288	$235,009,679	12,383.204	$32,309,160

Net income (loss) for the three months ended
March 31, 2013		12,784,321		1,837,485
Additions	11,948.095	30,914,289	729.269	1,989,225
Redemptions	(1,191.921)	(3,083,144)	(402.744)	(1,098,940)
Offering costs		(323,312)		(42,886)
Balances at March 31, 2013	105,438.462	$275,301,833	12,709.729	$34,994,044

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

$2,399.28	$2,700.52	$2,611.02	$2,482.09

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

$2,561.02	$2,871.11	$2,753.33	$2,609.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended March 31,
	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,700.52	$2,482.09

Income (loss) from operations:
Total net trading gains (losses) (1)	(274.37)	156.17
Net investment income (loss)(1)	(23.72)	(23.99)

Total net income (loss) from operations	(298.09)	132.18

Offering costs (1)	(3.15)	(3.25)

Net asset value per unit at end of period	$2,399.28	$2,611.02

Total Return (4)	(11.15)%	5.19%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.14%	4.24%
Performance fee (4)	0.00%	0.00%

Total expenses	4.14%	4.24%

Net investment income (loss) (2,3)	(3.69)%	(3.70)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended March 31,
	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,812.50	$2,547.98

Income (loss) from operations:
Total net trading gains (losses) (1)	(285.89)	160.31
Net investment income (loss)(1)	(24.71)	(24.59)

Total net income (loss) from operations	(310.60)	135.72

Net asset value per unit at end of period	$2,501.90	$2,683.70

Total Return (4)	(11.04)%	5.33%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.18%	4.30%
Performance fee (4)	0.00%	0.00%

Total expenses	4.18%	4.30%

Net investment income (loss) (2,3)	(3.72)%	(3.75)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended March 31,
	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,871.11	$2,609.11

Income (loss) from operations:
Total net trading gains (losses) (1)	(292.12)	164.26
Net investment income (loss)(1)	(14.62)	(16.62)

Total net income (loss) from operations	(306.74)	147.64

Offering costs (1)	(3.35)	(3.42)

Net asset value per unit at end of period	$2,561.02	$2,753.33

Total Return (4)	(10.80)%	5.53%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.59%	2.76%
Performance fee (4)	0.00%	0.06%

Total expenses	2.59%	2.82%

Net investment income (loss) (2,3)	(2.14)%	(2.21)%

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
MARCH 31, 2014 (Unaudited)

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Trust

The Campbell Fund Trust (the Trust) is a Delaware statutory trust, which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

The Trust meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 requires that investments are presented on a fair value basis, see Note 1.D. for a discussion of fair value.

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

ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2014 and December 31, 2013, and the periods ended March 31, 2014 and 2013, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value at March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,448	$0	$0	$1,448
Fixed income securities	0	598,587,550	0	598,587,550
Other Financial Instruments
Exchange-traded futures contracts	4,697,718	0	0	4,697,718
Forward currency contracts	0	3,060,029	0	3,060,029
Total	$4,699,166	$601,647,579	$0	$606,346,745

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$326	$0	$0	$326
Fixed income securities	0	626,134,290	0	626,134,290
Other Financial Instruments
Exchange-traded futures contracts	15,737,012	0	0	15,737,012
Forward currency contracts	0	3,641,286	0	3,641,286
Total	$15,737,338	$629,775,576	$0	$645,512,914

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2014 or the year ended December 31, 2013.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,415,961 and $3,457,211 for Series A units and $642,336 and $646,630 for Series W units, respectively.

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

I.  Recently Issued Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  As of January 1, 2014, the Trust adopted the provision of ASU 2013-08. The adoption of ASU 2013-08 did not have a material impact on the Trust’s financial statements.

Note 2.  MANAGING OPERATOR AND COMMODITY TRADING ADVISOR

The managing operator of the Trust is Campbell & Company that conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust.

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

Note 5.  CASH MANAGER AND CUSTODIAN

Prior to March 2014, Horizon Cash Management LLC ("Horizon") served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. In February 2014, the Trust signed an agreement with PNC Capital Advisors, LLC ("PNC") to replace Horizon as the cash manager for the Trust effective March 1, 2014.  Both Horizon and PNC are registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

The Trust has a custodial account at the Northern Trust Company (the “custodian”) and has granted the cash manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

Note 6.  SERVICE FEE

Effective as of March 2014, the selling firms who sell Series W units receive a monthly service fee equal to 1/12 of 0.25% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.25% per year. Prior to March 2014, the service fee was equal to 1/12 of 0.50% of the month-end net asset value of the Series W units, totaling 0.50% per year.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS that governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2014 and 2013, Campbell & Company received redemption fees of $18,932 and $7,618, respectively.

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

The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2014 and December 31, 2013 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2014 Fair Value	Liability Derivatives at March 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,632,436	$(1,630,426)	$5,002,010
Energy Contracts	Net unrealized gain (loss) on open futures contracts	173,273	(476,651)	(303,378)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,937,505	(6,799,638)	(2,862,133)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,325,525	(1,524,936)	3,800,589
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	701,518	(808,975)	(107,457)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,714,517	(3,546,430)	(831,913)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,605,086	(37,545,057)	3,060,029
Totals		$60,089,860	$(52,332,113)	$7,757,747
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,458,947	$(1,515,754)	$1,943,193
Energy Contracts	Net unrealized gain (loss) on open futures contracts	49,766	(1,270,622)	(1,220,856)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,295,522	(5,323,594)	(1,028,072)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,576,413	(170,779)	16,405,634
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	863,795	(2,373,859)	(1,510,064)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,429,833	(282,656)	1,147,177
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,238,177	(23,596,891)	3,641,286
Totals		$53,912,453	$(34,534,155)	$19,378,298
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2014 and 2013 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2014	Trading Gains (Losses) for the Three Months Ended March 31, 2013
Agriculture Contracts	$274,358	$1,057,564
Energy Contracts	(13,829,825)	(3,710,107)
Metal Contracts	(15,173,806)	7,994,036
Stock Indices Contracts	(32,761,347)	17,915,878
Short-Term Interest Rate Contracts	(2,249,710)	(6,636,469)
Long Term Interest Rate Contracts	3,807,839	(4,775,050)
Forward Currency Contracts	(11,580,686)	17,625,490
Total	$(71,513,177)	$29,471,342

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2014	Trading Gains (Losses) for the Three Months Ended March 31, 2013
Futures trading gains (losses):
Realized**	$(48,893,197)	$2,452,060
Change in unrealized	(11,039,294)	9,393,792
Forward currency trading gains (losses):
Realized	(10,999,429)	29,179,920
Change in unrealized	(581,257)	(11,554,430)
Total	$(71,513,177)	$29,471,342

**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 96,000 and 71,400, respectively, and the monthly average of notional value of forward currency contracts was $6,775,200,000 and $4,137,700,000 respectively.

Open contracts generally mature within twelve months; as of March 31, 2014, the latest maturity date for open futures contracts is June 2015 and the latest maturity date for open forward currency contracts is June 2014. However, the Trust intends to close all futures and foreign currency contracts prior to maturity.

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

Under the terms of the agreement similar to a master netting agreement with UBS Securities, upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities has the right to close out any or all open contracts held in the Trust’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust’s account. The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2014 and December 31, 2013 was $157,599,616 and $158,099,263, respectively, which equals 24% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at March 31, 2014 and December 31, 2013 was $46,984 and $53,349, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at March 31, 2014 or December 31, 2013.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to an agreement similar to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the Collateral tables is limited to the net amount of unrealized loss to each counterparty.  Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the Collateral tables.

Offsetting of Derivative Assets
As of March 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Statement of Financial Condition
Futures contracts	UBS Securities LLC	$19,484,774	$(14,787,056)	$4,697,718
Forward currency contracts	Royal Bank of Scotland	40,605,086	(37,545,057)	3,060,029
Total derivatives		$60,089,860	$(52,332,113)	$7,757,747
Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2014
		Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,697,718	$0	$0	$4,697,718
Royal Bank of Scotland	3,060,029	0	0	3,060,029
Total	$7,757,747	$0	$0	$7,757,747
Offsetting of Derivative Liabilities
As of March 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Statement of Financial Condition
Futures contracts	UBS Securities LLC	$14,787,056	$(14,787,056)	$0
Forward currency contracts	Royal Bank of Scotland	37,545,057	(37,545,057)	0
Total derivatives		$52,332,113	$(52,332,113)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2014
		Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (Unaudited)

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

Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Trust's assets at financial institutions and brokers that Campbell & Company believes to be credit worthy. The unitholder bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 11.  INDEMNIFICATIONS

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Trust's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2014 and December 31, 2013, and the statements of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2014 and December 31, 2013, and the results of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, the aggregate capitalization of the Trust was $648,943,899 with Series A, Series B and Series W comprising $439,825,286, $157,827,576 and $51,291,037, respectively, of the total. The Net Asset Value per Unit was $2,399.28 for Series A, $2,501.90 for Series B, and $2,561.02 for Series W.

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

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 60% to 75% of the Fund’s assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). Prior to March 2014, Horizon Cash Management LLC ("Horizon") served as the cash manager. PNC and Horizon are registered with the SEC as investment advisers under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. PNC invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for Series A for the three months ended March 31, 2014 and 2013 were (11.15)% and 5.19%. The returns for Series B for the three months ended March 31, 2014 and 2013 were (11.04)% and 5.33%, respectively. The returns for Series W for the three months ended March 31, 2014 and 2013 were (10.80)% and 5.53%, respectively.

2014 (For the Three Months Ending March 31)

Of the 2014 year-to-date decrease of (11.15)% for Series A, approximately (9.92)% was due to trading losses (before commissions) and  approximately (1.34)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.11% due to investment income.

Of the 2014 year-to-date decrease of (11.04)% for Series B, approximately (9.92)% was due to trading losses (before commissions) and approximately (1.23)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.11% due to investment income .

Of the 2014 year-to-date decrease of (10.80)% for Series W, approximately (9.92)% was due to trading losses (before commissions) and approximately (0.99)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W, offset by approximately 0.11% due to investment income.

During the three months ended March 31, 2014, the Trust accrued management fees in the amount of $6,402,252 and paid management fees in the amount of $6,533,424.  Performance fees were accrued in the amount of $0 and paid in the amount of $3,571.

An analysis of the (9.92)% gross trading losses for the Trust for the three months ended March 31, 2014 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.93)%
Currencies	(1.62)
Interest Rates	0.16
Stock Indices	(4.53)
(9.92)%

The Trust had losses in January with gains from interest rate and foreign exchange holdings only partially offsetting declines from stock index and commodity investments.  The largest losses for January came from long positioning in global stock indexes by the trend following strategies.  Dampened growth momentum in China weighed on global risk assets and deepened the negative sentiment toward the emerging markets.  The peso devaluation in Argentina helped push contagion fears to the forefront and added to the sell-off.  Somewhat softer employment and housing data in the US called into question the economic growth momentum seen in the second half of 2013.  The US Fed’s further tapering of quantitative easing only added to the global unease for risky assets like equities.  Commodity holdings also produced losses, primarily from non-trend strategies.  Energy markets were among the largest losers as the models failed to profitably navigate a volatile trading environment.  The volatility was caused by varying cross-currents including inventory data, cold weather, and shifting production expectations.  Industrial metal losses came primarily from positions in copper and nickel which fell on the weaker Chinese economic data and resulting emerging market fall-out.  Short exposure to gold also produced losses amid safe-haven buying and improving physical demand.   Interest rate positioning was successful during the month with trend strategies showing the best gains.  Some of the largest profits came from long positioning on long-dated instruments primarily in Europe and the United States as investor sought the safety of interest rate instruments amid growing global uncertainties.  Foreign exchange holdings also produced gains during the month.  The best performing position was a short holding on the Canadian dollar.  The Bank of Canada downgraded its inflation outlook for 2014, pushing the Canadian dollar to a four year low versus the US dollar.  The Trust also profited from a short position on the South African rand which experienced steep losses due to the significant depreciation of emerging market currencies seen during the month.

The Trust continued its losses in February with gains from interest rates not enough to offset losses from foreign exchange and commodity holdings. Foreign exchange positions produced some of the largest losses with trend and non-trend strategies contributing.  Short positioning in the New Zealand dollar and Australian dollar (both versus the US dollar) caused the most significant losses.  The New Zealand dollar strengthened after some stronger than expected economic data and hawkish comments from their finance minister.  The Reserve Bank of Australia shifted their monetary posture from one of easing to a more neutral stance helping to push the Aussie dollar higher.  Rising commodity prices during the month also provided a tailwind to these so-called “commodity currencies.”  Other large losses for the month came from commodities where the Trust experienced declines across most of the sub-sectors and from both trend and non-trend strategies.  Short positions in precious metals produced the largest losses when silver and gold both rallied sharply on safe-haven buying as geopolitical fears rose due to unrest in Ukraine.  Industrial metals also contributed as a weaker US dollar provided upward price pressure hurting shorts.  Short positioning in gasoline, especially early in the month, hurt the Trust as prices rose due to decreasing stockpiles and curtailed production.  Soft commodities, namely short positioning in sugar, also caused losses as drought conditions in Brazil created supply concerns.  Interest rate positioning provided small offsetting gains.  Profits were found in long holdings on long-dated instruments.  Japanese government bonds rose as a combination of weaker economic data and further corporate lending activity by the Japanese government helped to push prices higher.  German notes benefitted from tame inflation data and safe-haven buying amid geopolitical turmoil in the region.   Stock index holdings were relatively flat on the month.  The non-trend strategies detracted from positive trend following performance as some short positioning in Asia and parts of Europe was hurt by a sharp bounce-back rally after the January sell-off..

The Trust closed out the quarter with continued losses in March. The worst declines came from interest rate, stock index, and foreign exchange holdings. Some of the largest losses for the month came from interest rate positions, where trend strategies produced the declines while non-trend strategies showed some offsetting gains. A bulk of the sector losses were found in long positioning on long-dated instruments. Around mid-month, the US Federal Reserve announced additional tapering of quantitative easing (QE) and even hinted that an outright rate increase might occur sooner than expected, sending interest rate markets sharply lower and hurting portfolio positioning. Stock index positions also produced losses with both trend following and non-trend strategies contributing. Trend strategies held long positioning on the NASDAQ 100 index, which suffered due to technology valuation concerns, a tightening of stimulus by the US Fed, and uncertainty over Russia’s annexation of Crimea and recent display of territorial aggression. Non-trend strategies went short the Hang Seng index in Hong Kong, which fell for the first half of the month, only to reverse higher on expectations for new stimulus measures in China to combat slowing growth within the country. Foreign exchange positions showed gains within the non-trend strategies; however, trend strategy losses in the sector overwhelmed them leading FX into the red for the month. The Trust was positioned short US dollars when the US Fed surprised markets with hawkish language following the March FOMC meeting. This caused the dollar to rally sharply against other currencies resulting in losses in the sector. Commodity positions produced losses from the trend following strategies while non-trend systems produced some offsetting gains. Some of the worst performing sub-sectors during the month included energy and industrial metals. The Trust was long crude, which declined amid slower Chinese growth. Natural gas longs fell on expectations for warmer temperatures in the US. Some offsetting gains were found in long grain positioning as the sub-sector posted its best quarterly rally since 2010.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2014 and December 31, 2013 and the trading gains/losses by market category for the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	1.17%	(3.93)%
Currencies	0.84%	(1.62)%
Interest Rates	0.67%	0.16%
Stock Indices	1.23%	(4.53)%

Aggregate/Total	1.91%	(9.92)%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the three months ended March 31, 2014.

Of the 2014 year-to-date decrease of (11.15)% for Series A, approximately (9.92)% was due to trading losses (before commissions) and approximately (1.34)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.11% due to investment income.

Of the 2014 year-to-date decrease of (11.04)% for Series B, approximately (9.92)% was due to trading losses (before commissions) and approximately (1.23)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.11% due to investment income.

Of the 2014 year-to-date decrease of (10.80)% for Series W, approximately (9.92)% was due to trading losses (before commissions) and approximately (0.99)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W, offset by approximately 0.11% due to investment income.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2014 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2014.

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

Fixed Income Securities and Short Term Investments

The Trust’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, PNC, has authority to make certain investments on behalf of the Trust. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash manager will use their best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.

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

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable

Item 4. Mine Safety Disclosures.

            Not applicable

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company, Inc. (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Non-Custody Investment Management Agreement with PNC Capital Advisors LLC, as cash manager

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: May 15, 2014	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

10.03	Non-Custody Investment Management Agreement with PNC Capital Advisors LLC, as cash manager

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.