Form 10-Q
period 2014-06-30
CAMPBELL FUND TRUST
filed 2014-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Six Months Ended June 30, 2014 and 2013 (Unaudited)	8-9

	Financial Highlights for the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	25-30

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans (cost $13,362,554)	$13,361,569	2.30%

	Bank Deposits
	Finland
	Financials (cost $1,029,983)	1,031,608	0.18%

	Commercial Paper
	Switzerland
	Financials (cost $2,513,095)	2,513,204	0.44%
	United States
	Communications	7,431,645	1.28%
	Consumer Discretionary	12,223,848	2.11%
	Consumer Staples	27,877,292	4.80%
	Energy	11,614,593	2.00%
	Financials	55,858,960	9.62%
	Health Care	31,168,883	5.37%
	Materials	12,738,883	2.19%
	Utilities	29,677,374	5.11%
	Total United States (cost $188,590,451)	188,591,478	32.48%
	Total Commercial Paper (cost $191,103,546)	191,104,682	32.92%

	Corporate Bonds
	Japan
	Financials (cost $8,546,662)	8,544,351	1.47%
	United Kingdom
	Materials (cost $16,000,000)	16,050,288	2.76%
	United States
	Communications	29,670,216	5.11%
	Consumer Discretionary	21,253,481	3.66%
	Consumer Staples	2,450,680	0.42%
	Financials	109,459,804	18.85%
	Technology	4,079,984	0.71%
	Total United States (cost $166,458,483)	166,914,165	28.75%
	Total Corporate Bonds (cost $191,005,145)	191,508,804	32.98%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
	U.S. Treasury Bills*
$42,000,000	Due 07/03/2014	42,000,000	7.23%
	U.S. Treasury Bills*
$85,600,000	Due 07/24/2014	84,999,150	14.64%
	Total Government And Agency Obligations (cost $126,999,942)	126,999,150	21.87%

	Total Fixed Income Securities** (cost $523,501,170)	$524,005,813	90.25%
SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $15,586,240)	$15,586,240	2.68%
	Total Short Term Investments (cost $15,586,240)	$15,586,240	2.68%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(2,472,958)	(0.43)%
Energy	(1,708,937)	(0.29)%
Metals	8,544,631	1.47%
Stock indices	1,904,865	0.33%
Short-term interest rates	200,135	0.03%
Long-term interest rates	7,561,782	1.30%
Net unrealized gain (loss) on long futures contracts	$14,029,518	2.41%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	3,596,313	0.62%
Metals	(5,178,614)	(0.89)%
Stock indices	409,630	0.07%
Short-term interest rates	(522,429)	(0.09)%
Net unrealized gain (loss) on short futures contracts	$(1,695,100)	(0.29)%

Net unrealized gain (loss) on open futures contracts	$12,334,418	2.12%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	24,133,286	4.15%
Various short forward currency contracts	(17,316,782)	(2.98)%
Net unrealized gain (loss) on open forward currency contracts	$6,816,504	1.17%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $84,999,150 deposited with the futures broker and $42,000,000 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2014 and December 31, 2013 (Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$68,892,725	$40,284,908
Fixed income securities (cost $85,000,000 and $ 100,999,958, respectively)	84,999,150	101,000,000
Net unrealized gain (loss) on open futures contracts	12,334,418	15,737,012
Total equity in futures broker trading accounts	166,226,293	157,021,920

Cash	9,957,576	20,165,012
Short term investments (cost $15,586,240 and $326, respectively)	15,586,240	326
Fixed income securities (cost $438,501,170 and $524,807,357, respectively)	439,006,663	525,134,290
Net unrealized gain (loss) on open forward currency contracts	6,816,504	3,641,286
Receivable for securities sold	3,630,000	0
Interest receivable	608,704	915,738
Subscription receivable	0	373,992
Total assets	$641,831,980	$707,252,564

LIABILITIES
Accounts payable	$241,918	$277,108
Management fee payable	1,940,636	2,198,891
Service fee payable	11,104	22,310
Payable for securities purchased	26,984,884	0
Accrued commissions and other trading fees on open contracts	132,530	120,017
Offering costs payable	191,530	209,774
Performance fee payable	0	3,571
Redemptions payable	31,692,119	4,316,298
Total liabilities	61,194,721	7,147,969

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 155,368.518 and 171,039.145 units outstanding at June 30, 2014 and December 31, 2013	387,380,215	461,894,827
Series B Units - Redeemable
Other Unitholders - 53,814.365 and 65,305.174 units outstanding at June 30, 2014 and December 31, 2013	140,090,071	183,670,839
Series W Units - Redeemable
Other Unitholders - 19,889.231 and 18,995.779 units outstanding at June 30, 2014 and December 31, 2013	53,166,973	54,538,929
Total unitholders' capital (Net Asset Value)	580,637,259	700,104,595

Total liabilities and unitholders' capital (Net Asset Value)	$641,831,980	$707,252,564

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$27,254,696	$31,386,172	$(21,687,409)	$33,745,481
Change in unrealized	7,636,700	(816,356)	(3,402,594)	8,577,436
Brokerage commissions	(1,032,234)	(895,042)	(2,191,147)	(1,742,265)
Net gain (loss) from futures trading	33,859,162	29,674,774	(27,281,150)	40,580,652

Forward currency trading gains (losses)
Realized	(7,226,596)	2,610,906	(18,226,025)	31,790,826
Change in unrealized	3,756,475	(3,291,154)	3,175,218	(14,845,584)
Brokerage commissions	(65,416)	(43,594)	(144,945)	(92,762)
Net gain (loss) from forward currency trading	(3,535,537)	(723,842)	(15,195,752)	16,852,480

Total net trading gain (loss)	30,323,625	28,950,932	(42,476,902)	57,433,132

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	475,361	477,835	1,075,715	933,316
Realized gain (loss) on fixed income securities	(115)	507	12,865	22,727
Change in unrealized gain (loss) on fixed income securities	27,624	(277,773)	177,668	(109,381)
Total investment income	502,870	200,569	1,266,248	846,662

Expenses
Management fee	6,046,805	5,353,563	12,449,057	9,981,370
Service fee	31,349	50,873	84,906	93,760
Performance fee	0	3,013,426	0	3,034,349
Operating expenses	325,842	302,939	703,000	570,897
Total expenses	6,403,996	8,720,801	13,236,963	13,680,376
Net investment income (loss)	(5,901,126)	(8,520,232)	(11,970,715)	(12,833,714)

NET INCOME (LOSS)	$24,422,499	$20,430,700	$(54,447,617)	$44,599,418

NET INCOME (LOSS) PER OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the year)
Series A	$93.24	$85.36	$(210.23)	$210.80
Series B	$98.72	$138.16	$(224.07)	$274.55
Series W	$115.13	$92.57	$(185.87)	$236.58

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$94.02	$102.63	$(207.22)	$231.56
Series B	$101.31	$135.36	$(209.29)	$271.08
Series W	$112.13	$110.63	$(197.96)	$254.85

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	172,927.605	115,146.636	174,787.632	107,269.098
Series B	60,802.312	67,477.813	62,702.316	68,728.507
Series W	19,947.803	13,824.879	19,649.982	13,176.447

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from (for) operating activities
Net income (loss)	$(54,447,617)	$44,599,418
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	49,708	6,377,529
(Increase) decrease in receivable for securities sold	(3,630,000)	0
Increase (decrease) in payable for securities purchased	26,984,884	0
(Increase) decrease in interest receivable	307,034	166,600
Increase (decrease) in accounts payable and accrued expenses	(295,709)	3,455,258
Purchases of investments	(8,267,989,414)	(7,394,901,505)
Sales/maturities of investments	8,354,709,645	7,249,568,912

Net cash from (for) operating activities	55,688,531	(90,733,788)

Cash flows from (for) financing activities
Addition of units	77,054,035	132,344,633
Redemption of units	(113,108,892)	(23,838,069)
Offering costs paid	(1,233,293)	(758,482)
Net cash from (for) financing activities	(37,288,150)	107,748,082

Net increase (decrease) in cash	18,400,381	17,014,294

Unrestricted cash
Beginning of period	60,449,920	44,418,047

End of period	$78,850,301	$61,432,341

End of period cash consists of:
Cash in futures broker trading accounts	$68,892,725	$43,910,912
Cash	9,957,576	17,521,429

Total end of period cash	$78,850,301	$61,432,341

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Unitholders' Capital
	Series B - Other Unitholders
	Units	Amount
Six Months Ended June 30, 2014

Balances at December 31, 2013	65,305.174	$183,670,839

Net income (loss) for the six months ended June 30, 2014		(14,049,501)
Additions	120.756	309,940
Redemptions	(11,611.565)	(29,841,207)
Balances at June 30, 2014	53,814.365	$140,090,071

Six Months Ended June 30, 2013

Balances at December 31, 2012	70,757.159	$180,287,568

Net income (loss) for the six months ended June 30, 2013		18,869,338
Additions	170.300	485,284
Redemptions	(4,147.544)	(11,385,348)
Balances at June 30, 2013	66,779.915	$188,256,842

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

$2,603.21	$2,812.50	$2,819.06	$2,547.98

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2014

Balances at December 31, 2013	171,039.145	$461,894,827	18,995.779	$54,538,929

Net income (loss) for the six months ended
June 30, 2014		(36,745,774)		(3,652,341)
Additions	28,460.304	71,095,854	1,987.597	5,274,249
Redemptions	(44,130.931)	(107,779,780)	(1,094.145)	(2,863,727)
Offering costs		(1,084,912)		(130,137)
Balances at June 30, 2014	155,368.518	$387,380,215	19,889.231	$53,166,973

Six Months Ended June 30, 2013

Balances at December 31, 2012	94,682.288	$235,009,679	12,383.204	$32,309,160

Net income (loss) for the six months ended
June 30, 2013		22,612,784		3,117,296
Additions	44,037.002	119,426,343	4,311.110	12,433,006
Redemptions	(2,043.281)	(5,432,825)	(558.879)	(1,554,434)
Offering costs		(724,683)		(93,758)
Balances at June 30, 2013	136,676.009	$370,891,298	16,135.435	$46,211,270

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

$2,493.30	$2,700.52	$2,713.65	$2,482.09

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012

$2,673.15	$2,871.11	$2,863.96	$2,609.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,399.28	$2,611.02	$2,700.52	$2,482.09

Income (loss) from operations:
Total net trading gains (losses) (1)	120.87	156.87	(153.50)	315.03
Net investment income (loss)(1)	(23.79)	(50.75)	(47.51)	(76.71)

Total net income (loss) from operations	97.08	106.12	(201.01)	238.32

Offering costs (1)	(3.06)	(3.49)	(6.21)	(6.76)

Net asset value per unit at end of period	$2,493.30	$2,713.65	$2,493.30	$2,713.65

Total Return (4)	3.92%	3.93%	(7.67)%	9.33%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.31%	4.18%	4.22%	4.16%
Performance fee (4)	0.00%	0.79%	0.00%	0.87%

Total expenses	4.31%	4.97%	4.22%	5.03%

Net investment income (loss) (2,3)	(3.98)%	(4.04)%	(3.83)%	(3.85)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,501.90	$2,683.70	$2,812.50	$2,547.98

Income (loss) from operations:
Total net trading gains (losses) (1)	126.14	164.56	(159.75)	324.79
Net investment income (loss)(1)	(24.83)	(29.20)	(49.54)	(53.71)

Total net income (loss) from operations	101.31	135.36	(209.29)	271.08

Net asset value per unit at end of period	$2,603.21	$2,819.06	$2,603.21	$2,819.06

Total Return (4)	4.05%	5.04%	(7.44)%	10.64%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.30%	4.31%	4.23%	4.30%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.30%	4.31%	4.23%	4.30%

Net investment income (loss) (2,3)	(3.98)%	(4.15)%	(3.83)%	(3.95)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,561.02	$2,753.33	$2,871.11	$2,609.11

Income (loss) from operations:
Total net trading gains (losses) (1)	129.33	165.37	(162.80)	331.34
Net investment income (loss)(1)	(13.93)	(51.06)	(28.54)	(69.37)

Total net income (loss) from operations	115.40	114.31	(191.34)	261.97

Offering costs (1)	(3.27)	(3.68)	(6.62)	(7.12)

Net asset value per unit at end of period	$2,673.15	$2,863.96	$2,673.15	$2,863.96

Total Return (4)	4.38%	4.02%	(6.89)%	9.77%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.47%	2.69%	2.51%	2.69%
Performance fee (4)	0.00%	1.08%	0.00%	1.22%

Total expenses	2.47%	3.77%	2.51%	3.91%

Net investment income (loss) (2,3)	(2.15)%	(2.55)%	(2.13)%	(2.37)%

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
JUNE 30, 2014 (Unaudited)

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Trust

The Campbell Fund Trust (the "Trust") is a Delaware statutory trust, which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

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

B.  Regulation

The Trust is a registrant with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Act”). As a registrant, the Trust is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the “futures brokers”) and interbank market makers through which the Trust trades.

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

The Trust meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 requires that investments are presented on a fair value basis. See Note 1.D. for a discussion of fair value.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Accounting Standards Codification (“ASC”) 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2014 and December 31, 2013, and the periods ended June 30, 2014 and 2013, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Fair Value at June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,586,240	$0	$0	$15,586,240
Fixed income securities	0	524,005,813	0	524,005,813
Other Financial Instruments
Exchange-traded futures contracts	12,334,418	0	0	12,334,418
Forward currency contracts	0	6,816,504	0	6,816,504
Total	$27,920,658	$530,822,317	$0	$558,742,975

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$326	$0	$0	$326
Fixed income securities	0	626,134,290	0	626,134,290
Other Financial Instruments
Exchange-traded futures contracts	15,737,012	0	0	15,737,012
Forward currency contracts	0	3,641,286	0	3,641,286
Total	$15,737,338	$629,775,576	$0	$645,512,914

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2014 or the year ended December 31, 2013.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2010 through 2013 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,295,864 and $3,457,211 for Series A units and $659,287 and $646,630 for Series W units, respectively.

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

The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark). In determining the management fee and performance fee (the "fees"), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Trust's bank, futures broker or cash management custody accounts.

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

Note 5.  CASH MANAGER AND CUSTODIAN

Prior to March 2014, Horizon Cash Management, LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. In February 2014, the Trust signed an agreement with PNC Capital Advisors, LLC to replace Horizon Cash Management, LLC as the cash manager for the Trust effective March 1, 2014.  Both Horizon Cash Management, LLC and PNC Capital Advisors, LLC are registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 6.  SERVICE FEE

Effective March 2014, the selling firms who sell Series W units receive a monthly service fee equal to 1/12 of 0.25% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.25% per year. Prior to March 2014, the service fee was equal to 1/12 of 0.50% of the month-end net asset value of the Series W units, totaling 0.50% per year.

Note 7.  DEPOSITS WITH FUTURES BROKER

The Trust deposits assets with UBS Securities LLC as the futures broker, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures broker. The Trust typically earns interest income on its assets deposited with the futures broker.

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2014 and 2013, Campbell & Company received redemption fees of $240,147 and $9,235, respectively.

Note 10.  TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2014 Fair Value	Liability Derivatives at June 30, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,950,491	$(3,827,136)	$1,123,355
Energy Contracts	Net unrealized gain (loss) on open futures contracts	138,490	(1,847,427)	(1,708,937)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,677,790	(5,311,773)	3,366,017
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	4,950,329	(2,635,834)	2,314,495
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	286,058	(608,352)	(322,294)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	7,754,673	(192,891)	7,561,782
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,877,472	(21,060,968)	6,816,504
Totals		$54,635,303	$(35,484,381)	$19,150,922
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,458,947	$(1,515,754)	$1,943,193
Energy Contracts	Net unrealized gain (loss) on open futures contracts	49,766	(1,270,622)	(1,220,856)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,295,522	(5,323,594)	(1,028,072)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,576,413	(170,779)	16,405,634
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	863,795	(2,373,859)	(1,510,064)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,429,833	(282,656)	1,147,177
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,238,177	(23,596,891)	3,641,286
Totals		$53,912,453	$(34,534,155)	$19,378,298
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2014 and 2013 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2014	Trading Gains (Losses) for the Three Months Ended June 30, 2013
Agriculture Contracts	$(2,157,719)	$5,946
Energy Contracts	(3,306,253)	(1,774,082)
Metal Contracts	1,541,064	34,351,273
Stock Indices Contracts	18,439,489	2,219,375
Short-Term Interest Rate Contracts	(5,902,373)	(2,373,625)
Long Term Interest Rate Contracts	26,264,340	(1,763,449)
Forward Currency Contracts	(3,470,121)	(680,248)
Total	$31,408,427	$29,985,190

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2014	Trading Gains (Losses) for the Six Months Ended June 30, 2013
Agriculture Contracts	$(1,883,361)	$1,063,510
Energy Contracts	(17,136,078)	(5,484,189)
Metal Contracts	(13,632,742)	42,345,309
Stock Indices Contracts	(14,357,312)	20,135,253
Short-Term Interest Rate Contracts	(8,153,339)	(9,010,094)
Long Term Interest Rate Contracts	30,067,400	(6,538,499)
Forward Currency Contracts	(15,050,807)	16,945,242
Total	$(40,146,239)	$59,456,532
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2014	Trading Gains (Losses) for the Three Months Ended June 30, 2013
Futures trading gains (losses):
Realized**	$27,241,848	$31,481,794
Change in unrealized	7,636,700	(816,356)
Forward currency trading gains (losses):
Realized	(7,226,596)	2,610,906
Change in unrealized	3,756,475	(3,291,154)
Total	$31,408,427	$29,985,190

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2014	Trading Gains (Losses) for the Six Months Ended June 30, 2013
Futures trading gains (losses):
Realized**	$(21,692,838)	$33,933,854
Change in unrealized	(3,402,594)	8,577,436
Forward currency trading gains (losses):
Realized	(18,226,025)	31,790,826
Change in unrealized	3,175,218	(14,845,584)
Total	$(40,146,239)	$59,456,532
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 86,100 and 79,400, respectively, and the monthly average of notional value of forward currency contracts was $5,623,600,000 and $3,802,000,000, respectively.

For the six months ended June 30, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 91,100 and 75,400, respectively, and the monthly average of notional value of forward currency contracts was $6,199,400,000 and $3,969,800,000, respectively.

Open contracts generally mature within twelve months; as of June 30, 2014, the latest maturity date for open futures contracts is September 2015 and the latest maturity date for open forward currency contracts is September 2014. However, the Trust intends to close all futures and offset all foreign currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2014 and December 31, 2013 was $126,999,150 and $158,099,263, respectively, which equals 22% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at June 30, 2014 and December 31, 2013 was $71,139 and $53,349, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at June 30, 2014 or December 31, 2013.

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

Offsetting of Derivative Assets
As of June 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$26,757,831	$(14,423,413)	$12,334,418
Forward currency contracts	Royal Bank of Scotland	27,877,472	(21,060,968)	6,816,504
Total derivatives		$54,635,303	$(35,484,381)	$19,150,922
Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$12,334,418	$0	$0	$12,334,418
Royal Bank of Scotland	6,816,504	0	0	6,816,504
Total	$19,150,922	$0	$0	$19,150,922
Offsetting of Derivative Liabilities
As of June 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$14,423,413	$(14,423,413)	$0
Forward currency contracts	Royal Bank of Scotland	21,060,968	(21,060,968)	0
Total derivatives		$35,484,381	$(35,484,381)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

Offsetting of Derivative Assets
As of December 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$26,674,276	$(10,937,264)	$15,737,012
Forward currency contracts	Royal Bank of Scotland	27,238,177	(23,596,891)	3,641,286
Total derivatives		$53,912,453	$(34,534,155)	$19,378,298
Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2013
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$15,737,012	$0	$0	$15,737,012
Royal Bank of Scotland	3,641,286	0	0	3,641,286
Total	$19,378,298	$0	$0	$19,378,298
Offsetting of Derivative Liabilities
As of December 31, 2013
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,937,264	$(10,937,264)	$0
Forward currency contracts	Royal Bank of Scotland	23,596,891	(23,596,891)	0
Total derivatives		$34,534,155	$(34,534,155)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2013
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2014 and December 31, 2013, the statements of operations and financial highlights for the three months and six months ended June 30, 2014 and 2013, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2014, and the results of operations and financial highlights for the three months and six months ended June 30, 2014 and 2013, and cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, the aggregate capitalization of the Trust was $580,637,259 with Series A, Series B and Series W comprising $387,380,215, $140,090,071 and $53,166,973, respectively, of the total. The Net Asset Value per Unit was $2,493.30 for Series A, $2,603.21 for Series B, and $2,673.15 for Series W.

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

Results of Operations

The returns for Series A for the six months ended June 30, 2014 and 2013 were (7.67)% and 9.33%. The returns for Series B for the six months ended June 30, 2014 and 2013 were (7.44)% and 10.64%, respectively. The returns for Series W for the six months ended June 30, 2014 and 2013 were (6.89)% and 9.77%, respectively.

2014 (For the Six Months Ending June 30)

Of the 2014 year-to-date decrease of (7.67)% for Series A, approximately (5.16)% was due to trading losses (before commissions) and  approximately (2.71)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.19% due to investment income.

Of the 2014 year-to-date decrease of (7.44)% for Series B, approximately (5.16)% was due to trading losses (before commissions) and approximately (2.47)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.20% due to investment income .

Of the 2014 year-to-date decrease of (6.89)% for Series W, approximately (5.16)% was due to trading losses (before commissions) and approximately (1.92)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W, offset by approximately 0.19% due to investment income.

During the six months ended June 30, 2014, the Trust accrued management fees in the amount of $12,449,057 and paid management fees in the amount of $12,707,312.  Performance fees were accrued in the amount of $0 and paid in the amount of $3,571.

An analysis of the (5.16)% gross trading losses for the Trust for the six months ended June 30, 2014 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.73)%
Currencies	(2.18)
Interest Rates	3.41
Stock Indices	(1.66)
(5.16)%

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

Offsetting gains and losses leave the Trust slightly lower in April.  Profits from commodities, and to a lesser extent from interest rates, were offset by losses from foreign exchange and stock index holdings.  Some of the largest losses during April came from foreign exchange positions.  The non-trend strategies produced the bulk of the declines while trend strategies showed some gains in the sector.  The non-trend strategies struggled with price action that was not favorable for the underlying model signals.  The Trust was short Japanese Yen when the US Fed minutes dampened bets that US policy makers were moving towards raising interest rates, causing the Yen to appreciate.  Trend following strategies profited from a long position on the British Pound, which rose to multi-year highs. Stock index positions also produced losses within the non-trend strategies while the trend following programs showed some offsetting gains.  The non-trend models were positioned long the Japanese Nikkei index when the Bank of Japan disappointed markets with no new stimulus, causing a sell-off in Japanese equities.  The German DAX index also contributed to losses as the non-trend strategies built long exposure, only to see the index trade lower as renewed Ukrainian/Russian unrest rattled investors. Commodity positions produced the best gains seen during the month as both non-trend and trend strategies produced profits.  Nickel was a strong performer for the Trust as it trended higher throughout the month.  Indonesia’s ongoing export ban and Ukrainian unrest helped to push the metal to a 14-month high. Gains also came from long coffee holdings, which rose on Brazilian production concerns.  Natural gas was another market that produced solid gains, especially within the non-trend programs.  Cool spring temperatures and inventory concerns led to the rise in prices.  Interest rate holdings added to gains during April.  Losses from short holdings on short-dated instruments were more than offset by gains from long positions on long-dated instruments.  A combination of pockets of softer economic data linked with the civil unrest in Eastern Europe helped to propel prices higher during the month.

The Trust showed gains in May led by interest rate and equity index positions.  Profits from interest rate and stock index positions were somewhat offset by losses from commodity and foreign exchange holdings. The largest gains for May came from positioning in global interest rates driven by trend following strategies.  Profits were seen in long-dated instruments where the Trust held long positions, while small losses came from short-dated holdings where the Trust was generally short.  Fixed income instruments rallied during the month amid pockets of weaker than expected global economic data and as global central banks once again indicated accommodative monetary policies.  Overall market positioning also played a role in the rally as some investors found themselves under-invested in global bonds and some hedge funds scrambled to cover shorts amid the rising prices.  Long global stock index positions also produced gains for the Trust during May primarily driven by trend following strategies.  Stocks showed choppy price action during the first half of the month, but then staged a rally as dovish global central banks and a surge in merger & acquisition activity pushed many global indexes to new highs.  Commodity holdings produced the largest monthly losses with both trend and non-trend strategies contributing.  The worst performing sub-sector was the grains where long positioning in wheat and corn suffered amid weak export sales, favorable planting weather in the US, and easing tensions between Ukraine and Russia.  Base metals trading proved unprofitable amid choppy price action.  A long position in coffee suffered as steady harvest progress in Brazil and a healthy global supply outlook pushed prices sharply lower after an almost 60% run-up this year. Foreign exchange holdings produced losses primarily from trend strategies as non-trend strategies showed gains.  Some of the worst performing FX holdings included long positions in the euro and British pound.  European Central Bank President Draghi signaled that policy makers are ready to expand stimulus resulting in a weakening of the euro, and the Bank of England indicated that a rate hike was not as imminent as markets had been expecting, causing the pound to fall from multi-year highs.

The Trust closed out the quarter with gains in June.  Profits from stock index, commodity, and foreign exchange positions were somewhat offset by losses from interest rate holdings.  The largest gains for June came from positioning in global stock indexes driven by both trend following and non-trend strategies.  Long positions in North American stock indexes benefitted from dovish comments from Federal Open Market Committee head Yellen despite pockets of stronger economic data.  Strong merger and acquisition activity also provided a tailwind for US stocks.  A long equity holding in Taiwan showed profits as Chinese data indicated signs of improving growth.  Smaller, offsetting losses came from long European holdings where a rash of weaker than expected economic data and falling confidence readings overwhelmed new European Central Bank stimulus actions. Commodity holdings produced additional monthly gains with only trend strategies contributing.  Some of the best monthly gains came from long positioning on zinc, which surged in price amid a sharp drop in stockpiles.  Long energy exposure, especially to Brent and crude, rose as instability in Iraq rattled oil markets.  Cattle prices rallied to a record high on lingering supply concerns, benefitting the Trust’s position.  Offsetting losses came from short positions on precious metals as prices rose on a blend of geopolitical instability and ongoing accommodative US monetary policy. Foreign exchange holdings produced profits primarily from trend strategies as non-trend strategies showed losses.  Some of the best performing FX holdings included a long position on the New Zealand dollar, which strengthened when the Reserve Bank of New Zealand lifted borrowing costs for the third time this year.  Long positioning on the British pound benefitted when the Bank of England (BOE) hinted it may raise interest rates sooner than expected.  A surprise interest rate cut in Mexico hurt the Trust’s long positioning on the peso. Interest rate trading showed losses during the month with most declines coming from non-trend strategies.  Hawkish comments from BOE head Carney caused a sharp sell-off in Gilts, which hurt the Trust’s positioning.  Rising Australian fixed income prices also hurt non-trend strategies, which expected prices to fall.

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

Of the 2013 year-to-date increase of 9.77% for Series W, approximately 12.97% was due to trading gains (before commissions) and approximately 0.16% was due to investment income, offset by approximately (3.36)% due to brokerage fees, management fees,service fees, performance fees, operating costs and offering costs borne by Series W.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2014 and December 31, 2013 and the trading gains/losses by market category for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	1.04%	(4.73)%
Currencies	0.47%	(2.18)%
Interest Rates	0.92%	3.41%
Stock Indices	0.80%	(1.66)%

Aggregate/Total	1.22%	(5.16)%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the six months ended June 30, 2014.

Of the 2014 year-to-date decrease of (7.67)% for Series A, approximately (5.16)% was due to trading losses (before commissions) and approximately (2.71)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.19% due to investment income.

Of the 2014 year-to-date decrease of (7.44)% for Series B, approximately (5.16)% was due to trading losses (before commissions) and approximately (2.47)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.20% due to investment income.

Of the 2014 year-to-date decrease of (6.89)% for Series W, approximately (5.16)% was due to trading losses (before commissions) and approximately (1.92)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W, offset by approximately 0.19% due to investment income.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2014 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2014.

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

(2) Incorporated by reference to the respective exhibit to the Registrant’s Form 10-Q filed on August 15, 2011.

(3) Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on May 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: August 14, 2014	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.