Form 10-Q
period 2014-09-30
CAMPBELL FUND TRUST
filed 2014-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2014 and December 31, 2013 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	8-9

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	27-32

Item 4.	Controls and Procedures.	32

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	33

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	33

SIGNATURES		34

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$16,138,400	2.44%
	Credit Cards	3,910,631	0.59%
	Equipment Loans	1,739,950	0.26%
	Utility Rate Reduction Bonds	1,411,831	0.22%
	Total Asset Backed Securities (cost $23,201,095)	23,200,812	3.51%

	Bank Deposits
	Finland
	Financials (cost $1,029,998)	1,030,218	0.16%

	Commercial Paper
	Japan
	Financials (cost $11,202,813)	11,202,782	1.70%
	Switzerland
	Financials (cost $2,514,830)	2,514,909	0.38%
	United States
	Consumer Discretionary	23,981,429	3.63%
	Consumer Staples	33,583,258	5.09%
	Energy	23,703,103	3.59%
	Financials	16,662,503	2.52%
	Health Care	7,279,964	1.10%
	Industrials	2,534,990	0.38%
	Materials	12,821,648	1.94%
	Utilities	35,287,325	5.34%
	Total United States (cost $155,852,640)	155,824,220	23.59%
	Total Commercial Paper (cost $169,570,283)	169,571,911	25.67%

	Corporate Bonds
	United Kingdom
	Materials (cost $16,000,000)	16,040,912	2.43%
	United States
	Communications	30,317,426	4.59%
	Consumer Discretionary	27,320,010	4.13%
	Consumer Staples	2,450,130	0.37%
	Financials	124,151,126	18.80%
	Technology	4,076,826	0.62%
	Utilities	1,773,881	0.27%
	Total United States (cost $189,703,828)	190,089,399	28.78%
	Total Corporate Bonds (cost $205,703,828)	206,130,311	31.21%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
	U.S. Treasury Bills*
$20,000,000	Due 10/09/2014	19,999,940	3.03%
	U.S. Treasury Bills*
$85,000,000	Due 10/16/2014	84,999,660	12.87%
	U.S. Treasury Bills*
$42,000,000	Due 01/29/2015	41,996,850	6.36%
	Total Government And Agency Obligations (cost $147,000,000)	146,996,450	22.26%

	Total Fixed Income Securities** (cost $546,505,204)	$546,929,702	82.81%
SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,902)	$1,902	0.00%
	Total Short Term Investments (cost $1,902)	$1,902	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2014 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(417,277)	(0.06)%
Energy	305,350	0.05%
Metals	(7,530,659)	(1.14)%
Stock indices	(4,785,722)	(0.73)%
Short-term interest rates	764,230	0.11%
Long-term interest rates	3,143,677	0.48%
Net unrealized gain (loss) on long futures contracts	$(8,520,401)	(1.29)%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	9,798,463	1.48%
Energy	5,550,305	0.84%
Metals	10,226,525	1.55%
Stock indices	2,501,615	0.38%
Short-term interest rates	(159,655)	(0.02)%
Long-term interest rates	(845,358)	(0.13)%
Net unrealized gain (loss) on short futures contracts	$27,071,895	4.10%

Net unrealized gain (loss) on open futures contracts	$18,551,494	2.81%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	(43,608,136)	(6.60)%
Various short forward currency contracts	78,520,060	11.89%
Net unrealized gain (loss) on open forward currency contracts	$34,911,924	5.29%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $104,999,600 deposited with the futures brokers and $41,996,850 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2014 and December 31, 2013 (Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$57,783,635	$40,284,908
Fixed income securities (cost $105,000,000 and $ 100,999,958, respectively)	104,999,600	101,000,000
Net unrealized gain (loss) on open futures contracts	18,551,494	15,737,012
Total equity in futures broker trading accounts	181,334,729	157,021,920

Cash	15,018,098	20,165,012
Short term investments (cost $1,902 and $326, respectively)	1,902	326
Fixed income securities (cost $441,505,204 and $524,807,357, respectively)	441,930,102	525,134,290
Net unrealized gain (loss) on open forward currency contracts	34,911,924	3,641,286
Interest receivable	338,379	915,738
Subscription receivable	0	373,992
Total assets	$673,535,134	$707,252,564

LIABILITIES
Accounts payable	$240,103	$277,108
Management fee payable	2,120,930	2,198,891
Service fee payable	13,048	22,310
Accrued commissions and other trading fees on open contracts	128,219	120,017
Offering costs payable	214,564	209,774
Performance fee payable	4,210,419	3,571
Redemptions payable	6,165,475	4,316,298
Total liabilities	13,092,758	7,147,969

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 160,016.487 and 171,039.145 units outstanding at September 30, 2014 and December 31, 2013	450,159,876	461,894,827
Series B Units - Redeemable
Other Unitholders - 50,008.440 and 65,305.174 units outstanding at September 30, 2014 and December 31, 2013	148,218,294	183,670,839
Series W Units - Redeemable
Other Unitholders - 20,565.074 and 18,995.779 units outstanding at September 30, 2014 and December 31, 2013	62,064,206	54,538,929
Total unitholders' capital (Net Asset Value)	660,442,376	700,104,595

Total liabilities and unitholders' capital (Net Asset Value)	$673,535,134	$707,252,564

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$35,143,589	$17,772,066	$13,456,180	$51,517,547
Change in unrealized	6,217,076	(20,007,070)	2,814,482	(11,429,634)
Brokerage commissions	(760,466)	(898,234)	(2,951,613)	(2,640,499)
Net gain (loss) from futures trading	40,600,199	(3,133,238)	13,319,049	37,447,414

Forward currency trading gains (losses)
Realized	18,532,358	(17,777,121)	306,333	14,013,705
Change in unrealized	28,095,420	5,389,526	31,270,638	(9,456,058)
Brokerage commissions	(49,864)	(54,720)	(194,809)	(147,482)
Net gain (loss) from forward currency trading	46,577,914	(12,442,315)	31,382,162	4,410,165

Total net trading gain (loss)	87,178,113	(15,575,553)	44,701,211	41,857,579

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	505,248	594,434	1,580,963	1,527,750
Realized gain (loss) on fixed income securities	(1,982)	2,481	10,882	25,208
Change in unrealized gain (loss) on fixed income securities	(80,146)	229,657	97,523	120,276
Total investment income	423,120	826,572	1,689,368	1,673,234

Expenses
Management fee	5,955,181	5,859,677	18,404,238	15,841,047
Service fee	34,882	58,028	119,788	151,788
Performance fee	4,210,419	0	4,210,419	3,034,349
Operating expenses	331,639	347,115	1,034,639	918,012
Total expenses	10,532,121	6,264,820	23,769,084	19,945,196
Net investment income (loss)	(10,109,001)	(5,438,248)	(22,079,716)	(18,271,962)

NET INCOME (LOSS)	$77,069,112	$(21,013,801)	$22,621,495	$23,585,617

NET INCOME (LOSS) PER OTHER UNITHOLDERS UNIT (based on weighted average number of units outstanding during the period)
Series A	$325.33	$(93.07)	$85.41	$79.24
Series B	$356.38	$(95.76)	$79.81	$183.68
Series W	$351.28	$(87.26)	$174.01	$117.67

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$319.91	$(95.53)	$112.69	$136.03
Series B	$360.66	$(95.83)	$151.37	$175.25
Series W	$344.79	$(90.41)	$146.83	$164.44

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	157,303.479	141,837.178	168,959.581	118,791.792
Series B	52,719.088	66,587.402	59,374.574	68,014.805
Series W	20,226.043	16,473.278	19,842.003	14,275.391

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from (for) operating activities
Net income (loss)	$22,621,495	$23,585,617
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(34,182,643)	20,765,416
(Increase) decrease in restricted cash	0	(2,832,387)
(Increase) decrease in interest receivable	577,359	126,123
Increase (decrease) in accounts payable and accrued expenses	4,090,822	586,626
Purchases of investments	(11,604,059,038)	(10,471,918,710)
Sales/maturities of investments	11,683,359,573	10,295,524,358

Net cash from (for) operating activities	72,407,568	(134,162,957)

Cash flows from (for) financing activities
Addition of units	100,462,904	186,829,772
Redemption of units	(158,711,187)	(28,200,968)
Offering costs paid	(1,807,472)	(1,277,153)
Net cash from (for) financing activities	(60,055,755)	157,351,651

Net increase (decrease) in cash	12,351,813	23,188,694

Unrestricted cash
Beginning of period	60,449,920	44,418,047

End of period	$72,801,733	$67,606,741

End of period cash consists of:
Cash in futures broker trading accounts	$57,783,635	$45,959,963
Cash	15,018,098	21,646,778

Total end of period cash	$72,801,733	$67,606,741

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Unitholders' Capital
	Series B - Other Unitholders
	Units	Amount
Nine Months Ended September 30, 2014

Balances at December 31, 2013	65,305.174	$183,670,839

Net income (loss) for the nine months ended September 30, 2014		4,738,452
Additions	120.756	309,940
Redemptions	(15,417.490)	(40,500,937)
Balances at September 30, 2014	50,008.440	$148,218,294

Nine Months Ended September 30, 2013

Balances at December 31, 2012	70,757.159	$180,287,568

Net income (loss) for the nine months ended September 30, 2013		12,493,152
Additions	184.211	524,186
Redemptions	(4,695.831)	(12,902,891)
Balances at September 30, 2013	66,245.539	$180,402,015

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012

$2,963.87	$2,812.50	$2,723.23	$2,547.98

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2014

Balances at December 31, 2013	171,039.145	$461,894,827	18,995.779	$54,538,929

Net income (loss) for the nine months ended
September 30, 2014		14,430,333		3,452,710
Additions	36,305.354	91,593,447	3,037.477	8,185,525
Redemptions	(47,328.012)	(116,149,068)	(1,468.182)	(3,910,359)
Offering costs		(1,609,663)		(202,599)
Balances at September 30, 2014	160,016.487	$450,159,876	20,565.074	$62,064,206

Nine Months Ended September 30, 2013

Balances at December 31, 2012	94,682.288	$235,009,679	12,383.204	$32,309,160

Net income (loss) for the nine months ended
September 30, 2013		9,412,687		1,679,778
Additions	63,501.375	171,050,303	5,325.656	15,361,482
Redemptions	(3,538.224)	(9,395,001)	(625.518)	(1,742,243)
Offering costs		(1,197,400)		(151,789)
Balances at September 30, 2013	154,645.439	$404,880,268	17,110.342	$47,456,388

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012

$2,813.21	$2,700.52	$2,618.12	$2,482.09

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012

$3,017.94	$2,871.11	$2,773.55	$2,609.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,493.30	$2,713.65	$2,700.52	$2,482.09

Income (loss) from operations:
Total net trading gains (losses) (1)	371.72	(67.63)	216.50	244.71
Net investment income (loss)(1)	(48.47)	(24.57)	(94.28)	(98.60)

Total net income (loss) from operations	323.25	(92.20)	122.22	146.11

Offering costs (1)	(3.34)	(3.33)	(9.53)	(10.08)

Net asset value per unit at end of period	$2,813.21	$2,618.12	$2,813.21	$2,618.12

Total Return (4)	12.83%	(3.52)%	4.17%	5.48%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.29%	4.18%	4.23%	4.17%
Performance fee (4)	0.85%	0.00%	0.82%	0.80%

Total expenses	5.14%	4.18%	5.05%	4.97%

Net investment income (loss) (2,3)	(4.02)%	(3.64)%	(3.88)%	(3.77)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,603.21	$2,819.06	$2,812.50	$2,547.98

Income (loss) from operations:
Total net trading gains (losses) (1)	388.08	(70.30)	228.03	254.52
Net investment income (loss)(1)	(27.42)	(25.53)	(76.66)	(79.27)

Total net income (loss) from operations	360.66	(95.83)	151.37	175.25

Net asset value per unit at end of period	$2,963.87	$2,723.23	$2,963.87	$2,723.23

Total Return (4)	13.85%	(3.40)%	5.38%	6.88%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.22%	4.25%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.32%	4.22%	4.25%	4.28%

Net investment income (loss) (2,3)	(4.04)%	(3.68)%	(3.90)%	(3.87)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2014 and 2013. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,673.15	$2,863.96	$2,871.11	$2,609.11

Income (loss) from operations:
Total net trading gains (losses) (1)	399.61	(71.49)	237.53	256.87
Net investment income (loss)(1)	(51.24)	(15.40)	(80.49)	(81.80)

Total net income (loss) from operations	348.37	(86.89)	157.04	175.07

Offering costs (1)	(3.58)	(3.52)	(10.21)	(10.63)

Net asset value per unit at end of period	$3,017.94	$2,773.55	$3,017.94	$2,773.55

Total Return (4)	12.90%	(3.16)%	5.11%	6.30%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.50%	2.71%	2.50%	2.71%
Performance fee (4)	1.27%	0.00%	1.33%	1.14%

Total expenses	3.77%	2.71%	3.83%	3.85%

Net investment income (loss) (2,3)	(2.22)%	(2.17)%	(2.15)%	(2.31)%

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
SEPTEMBER 30, 2014 (Unaudited)

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2014 and December 31, 2013, and the periods ended September 30, 2014 and 2013, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	Fair Value at September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,902	$0	$0	$1,902
Fixed income securities	0	546,929,702	0	546,929,702
Other Financial Instruments
Exchange-traded futures contracts	18,551,494	0	0	18,551,494
Forward currency contracts	0	34,911,924	0	34,911,924
Total	$18,553,396	$581,841,626	$0	$600,395,022

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$326	$0	$0	$326
Fixed income securities	0	626,134,290	0	626,134,290
Other Financial Instruments
Exchange-traded futures contracts	15,737,012	0	0	15,737,012
Forward currency contracts	0	3,641,286	0	3,641,286
Total	$15,737,338	$629,775,576	$0	$645,512,914

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2014 or the year ended December 31, 2013.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2014 and December 31, 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,197,892 and $3,457,211 for Series A units and $614,095 and $646,630 for Series W units, respectively.

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

Note 7.  DEPOSITS WITH FUTURES BROKERS

The Trust deposits assets with UBS Securities LLC and Goldman, Sachs & Co. as the futures brokers, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures brokers. The Trust typically earns interest income on its assets deposited with the futures brokers. The Trust began trading futures contracts with Goldman, Sachs & Co. on August 1, 2014.

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2014 and 2013, Campbell & Company received redemption fees of $248,912 and $10,304, respectively.

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2014 Fair Value	Liability Derivatives at September 30, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$11,512,003	$(2,130,817)	$9,381,186
Energy Contracts	Net unrealized gain (loss) on open futures contracts	6,077,702	(222,047)	5,855,655
Metal Contracts	Net unrealized gain (loss) on open futures contracts	10,741,269	(8,045,403)	2,695,866
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,728,348	(8,012,455)	(2,284,107)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,018,422	(413,847)	604,575
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,504,806	(3,206,487)	2,298,319
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	79,014,136	(44,102,212)	34,911,924
Totals		$119,596,686	$(66,133,268)	$53,463,418
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,458,947	$(1,515,754)	$1,943,193
Energy Contracts	Net unrealized gain (loss) on open futures contracts	49,766	(1,270,622)	(1,220,856)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,295,522	(5,323,594)	(1,028,072)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,576,413	(170,779)	16,405,634
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	863,795	(2,373,859)	(1,510,064)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,429,833	(282,656)	1,147,177
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,238,177	(23,596,891)	3,641,286
Totals		$53,912,453	$(34,534,155)	$19,378,298
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2014 and 2013 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2014	Trading Gains (Losses) for the Three Months Ended September 30, 2013
Agriculture Contracts	$16,868,942	$(1,233,666)
Energy Contracts	7,685,235	(1,125,394)
Metal Contracts	3,095,341	(20,365,692)
Stock Indices Contracts	856,179	17,115,572
Short-Term Interest Rate Contracts	(516,492)	(4,450,132)
Long Term Interest Rate Contracts	13,454,771	7,654,481
Forward Currency Contracts	46,627,778	(12,387,595)
Total	$88,071,754	$(14,792,426)

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2014	Trading Gains (Losses) for the Nine Months Ended September 30, 2013
Agriculture Contracts	$14,985,581	$(170,156)
Energy Contracts	(9,450,843)	(6,609,583)
Metal Contracts	(10,537,401)	21,979,617
Stock Indices Contracts	(13,501,133)	37,250,824
Short-Term Interest Rate Contracts	(8,669,831)	(13,460,226)
Long Term Interest Rate Contracts	43,522,171	1,115,982
Forward Currency Contracts	31,576,971	4,557,647
Total	$47,925,515	$44,664,105
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2014	Trading Gains (Losses) for the Three Months Ended September 30, 2013
Futures trading gains (losses):
Realized**	$35,226,900	$17,602,239
Change in unrealized	6,217,076	(20,007,070)
Forward currency trading gains (losses):
Realized	18,532,358	(17,777,121)
Change in unrealized	28,095,420	5,389,526
Total	$88,071,754	$(14,792,426)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2014	Trading Gains (Losses) for the Nine Months Ended September 30, 2013
Futures trading gains (losses):
Realized**	$13,534,062	$51,536,092
Change in unrealized	2,814,482	(11,429,634)
Forward currency trading gains (losses):
Realized	306,333	14,013,705
Change in unrealized	31,270,638	(9,456,058)
Total	$47,925,515	$44,664,105
**Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 65,200 and 73,800, respectively, and the monthly average of notional value of forward currency contracts was $4,801,800,000 and $4,674,400,000, respectively.

For the nine months ended September 30, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 82,400 and 74,800, respectively, and the monthly average of notional value of forward currency contracts was $5,733,600,000 and $4,204,700,000, respectively.

Open contracts generally mature within twelve months; as of September 30, 2014, the latest maturity date for open futures contracts is December 2015 and the latest maturity date for open forward currency contracts is December 2014. However, the Trust intends to close all futures and offset all foreign currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

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

Under the terms of the agreement similar to a master netting agreement with UBS Securities and Goldman Sachs, upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities and Goldman Sachs have the right to close out any or all open contracts held in the Trust’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust’s account. The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2014 and December 31, 2013 was $146,996,450 and $158,099,263, respectively, which equals 16% and 23% of Net Asset Value, respectively. The cash deposited with interbank market makers at September 30, 2014 and December 31, 2013 was $70,504 and $53,349, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash at September 31, 2014 or December 31, 2013.

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

Offsetting of Derivative Assets
As of September 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$28,133,451	$(19,058,671)	$9,074,780
	Goldman Sachs	12,449,099	(2,972,385)	9,476,714
Forward currency contracts	Royal Bank of Scotland	79,014,136	(44,102,212)	34,911,924
Total derivatives		$119,596,686	$(66,133,268)	$53,463,418
Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$9,074,780	$0	$0	$9,074,780
Goldman Sachs	9,476,714	0	0	9,476,714
Royal Bank of Scotland	34,911,924	0	0	34,911,924
Total	$53,463,418	$0	$0	$53,463,418
Offsetting of Derivative Liabilities
As of September 30, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$19,058,671	$(19,058,671)	$0
	Goldman Sachs	2,972,385	(2,972,385)	0
Forward currency contracts	Royal Bank of Scotland	44,102,212	(44,102,212)	0
Total derivatives		$66,133,268	$(66,133,268)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (Unaudited)

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2014 and December 31, 2013, the statements of operations and financial highlights for the three months and nine months ended September 30, 2014 and 2013, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2014, and the results of operations and financial highlights for the three months and nine months ended September 30, 2014 and 2013, and cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the aggregate capitalization of the Trust was $660,442,376 with Series A, Series B and Series W comprising $450,159,876, $148,218,294 and $62,064,206, respectively, of the total. The Net Asset Value per Unit was $2,813.21 for Series A, $2,963.87 for Series B, and $3,017.94 for Series W.

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

Results of Operations

The returns for Series A for the nine months ended September 30, 2014 and 2013 were 4.17% and 5.48%, respectively. The returns for Series B for the nine months ended September 30, 2014 and 2013 were 5.38% and 6.88%, respectively. The returns for Series W for the nine months ended September 30, 2014 and 2013 were 5.11% and 6.30%, respectively.

2014 (For the Nine Months Ending September 30)

Of the 2014 year-to-date increase of 4.17% for Series A, approximately 8.80% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (4.89)% due to brokerage fees, management fees, operating costs, performance fees and offering costs borne by Series A.

Of the 2014 year-to-date increase of 5.38% for Series B, approximately 8.80% was due to trading gains (before commissions) and approximately 0.27% due to investment income, offset by approximately (3.69)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2014 year-to-date increase of 5.11% for Series W, approximately 8.80% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (3.95)% due to brokerage fees, management fees, service fees, operating costs, performance fees and offering costs borne by Series W.

During the nine months ended September 30, 2014, the Trust accrued management fees in the amount of $18,404,238 and paid management fees in the amount of $18,482,199.  Performance fees were accrued in the amount of $4,210,419 and paid in the amount of $3,571.

An analysis of the 8.80% gross trading gains for the Trust for the nine months ended September 30, 2014 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(0.24)%
Currencies	5.17
Interest Rates	5.43
Stock Indices	(1.56)
8.80%

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

The Trust showed little change during July with profits from commodity positions more than offset by losses in interest rates and foreign exchange.  The largest gains for July came from positioning on commodities driven by trend following strategies.  Grain markets were among the best performing subsector led by corn and wheat where the Trust held short positioning.  Corn and wheat both dropped sharply during the month fueled by favorable weather which bolstered production expectations.  Long positioning on industrial metals produced additional gains.  Zinc rallied to a near three-year high on supply concerns after stockpiles fell to a multi-year low.  Unfavorable price action within energy markets produced some of the largest offsetting losses within the commodity sector.  Foreign exchange holdings produced some of the largest monthly losses primarily from trend strategies as non-trend strategies showed some offsetting gains.  Long positioning on the New Zealand dollar and the British pound produced losses as those central banks dampened expectations for higher interest rates.  Short positioning on the euro versus the US dollar was one of the best performing FX markets for the Trust.  A policy split between the U.S. Federal Reserve (US Fed) and the European Central Bank (ECB) helped weaken the euro versus the dollar.  The ECB is fighting falling inflation with an accommodative policy, while the US Fed is steadily removing stimulus.  Interest rate trading showed losses during the month with declines from non-trend strategies overwhelming trend gains.  Cross currents from rising geopolitical risks clashed with some better than expected economic data and a higher than expected inflation reading in the United States.  The non-trend strategies failed to profitably navigate this choppy price action, especially in the U.S. and Germany. Stock index holdings were relatively flat in July.   Positioning was long across the three major geographic regions: Asia, Europe, and North America.  Some gains were seen in Asia, the US, and Canada on improving economic outlooks while losses across Europe were fueled by growth concerns which led to lower prices.

Interest rate and foreign exchange positions lead the Trust to strong gains in August.  Profits from interest rates, foreign exchange, and stock indices were only slightly offset by small losses in commodities. The largest gains for August came from long positioning on long-dated interest rate markets driven by trend following strategies.  The largest profits were found within Europe and the United States.  An escalation of geopolitical tension in Ukraine, Syria, and the Gaza Strip provided a safe-haven buying tailwind.  Weaker economic data in Europe, especially within Germany, and a dovish speech by ECB President Draghi provided an additional boost to rate markets.  Smaller profits were seen in Canada, Japan, and Australia.  Foreign exchange holdings produced additional gains from both trend and non-trend strategies.  Some of the best performing FX holdings were short positions on the Euro and Japanese Yen both versus the U.S. Dollar.  The Dollar outperformed most of its G10 peers during the month as better than expected U.S. economic data and commentary from FOMC officials continued to point toward a hawkish future change in interest rate guidance.  Meanwhile central banks in Europe and Japan continued to beat a dovish drum which acted to weaken those currencies versus the Dollar.  Long stock index positioning tacked on additional gains.  Positions within the U.S. and Taiwan were among the best performing holdings.  Improving U.S. economic growth and bullish merger and acquisition activity helped propel some U.S. indexes to record levels.  The index in Taiwan was helped by strong rallies in semiconductor and electronic component shares. Commodity holdings created small losses during August.  Gains from short positioning across the energy complex were more than offset by losses from various holdings within the industrial metal, grain, and meat sub-sectors.  Near-term trend reversals within copper, zinc, wheat, and cattle contributed to the offsetting losses.

The Trust showed strong gains again in September.  Profits from foreign exchange and commodity positions were only partially offset by losses on interest rate and stock index holdings.  The largest gains for September came from foreign exchange positions primarily within trend following strategies.  Diverging central bank policy paths were a major FX driver during the month.  The Bank of Japan and the European Central Bank are both focused on keeping interest rates low while the U.S. Federal Reserve is starting to hint at higher interest rates.  The Trust was positioned short the Japanese yen and euro versus the U.S. dollar and benefitted from these sharply different policy paths.  Commodity holdings from the trend strategies produced additional gains while non-trend positioning showed some offsetting losses during the month.  Some of the best gains came from short positioning on corn and wheat, both of which made new multi-year lows during the month.  Short positioning across the energy complex and precious metal markets proved profitable as a persistently stronger U.S. dollar helped to push those markets lower.  Non-trend strategies struggled with the persistent downtrend in the grain complex and also saw losses in the precious and base metals.  Interest rate holdings produced losses from both trend and non-trend strategies.  Some of the largest losses were found on long positioning within the United States.  Leading up to the mid-month FOMC meeting, U.S. interest rate products sold-off over concerns that the committee would shift their interest rate guidance to reflect a more hawkish view.  Other losses were seen in stock index positions where trend following signals produced declines while non-trend signals produced some offsetting gains.  Trend following strategies produced losses from long positioning on global stock indexes with the exception of Japan where a sharply weaker yen led the Nikkei index to solid gains.  More nimble non-trend systems quickly initiated short positioning and benefited from the sell-off across Asia (ex-Japan) as the Chinese economic slowdown and unrest in Hong Kong near month-end pushed regional indexes sharply lower.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2014 and December 31, 2013 and the trading gains/losses by market category for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.97%	(0.24)%
Currencies	0.72%	5.17%
Interest Rates	0.92%	5.43%
Stock Indices	0.96%	(1.56)%

Aggregate/Total	1.57%	8.80%

*
– The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the nine months ended September 30, 2014.

Of the 2014 year-to-date increase of 4.17% for Series A, approximately 8.80% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (4.89)% due to brokerage fees, management fees, operating costs, performance fees and offering costs borne by Series A.

Of the 2014 year-to-date increase of 5.38% for Series B, approximately 8.80% was due to trading gains (before commissions) and approximately 0.27% due to investment income, offset by approximately (3.69)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 2014 year-to-date increase of 5.11% for Series W, approximately 8.80% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (3.95)% due to brokerage fees, management fees, service fees, operating costs, performance fees and offering costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2014 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2014.

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

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable

Item 4. Mine Safety Disclosures.

            Not applicable

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company, Inc. (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Non-Custody Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, Inc.
Managing Operator

Date: November 14, 2014	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.