Form 10-K
period 2014-12-31
CAMPBELL FUND TRUST
filed 2015-03-30
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2014, there were 163,776.415 Series A Units, 47,305.148 Series B Units and 22,899.655 Series W Units of Beneficial Interest issued and outstanding.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business.	1-7

Item 1A.	Risk Factors.	7-23

Item 1B.	Unresolved Staff Comments.	24

Item 2.	Properties.	24

Item 3.	Legal Proceedings.	24

Item 4.	Mine Safety Disclosures.	24

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	25

Item 6.	Selected Financial Data.	25-26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27-41

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	42-48

Item 8.	Financial Statements and Supplementary Data.	48

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	48

Item 9A.	Controls and Procedures.	49

Item 9B.	Other Information.	49

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	50-52

Item 11.	Executive Compensation.	53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	53

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	54

Item 14.	Principal Accounting Fees and Services.	54

	PART IV

Item 15.	Exhibits, Financial Statement Schedules.	55

SIGNATURES

PART I

Item 1.  Business.

General development of business

The Campbell Fund Trust (the "Registrant" or the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, LP (“Campbell & Company” or the “managing operator”). Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

Effective December 2, 2014, Campbell & Company, Inc. changed its name and for of entity to Campbell & Company, LP.  Campbell & Company refers to either Campbell & Company, Inc. or Campbell & Company, LP depending on the applicable period discussed.

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

Under the Amended and Restated Declaration of Trust and Trust Agreement, the Trustee has delegated the exclusive management of all aspects of the business and administration of the Trust to Campbell & Company. Campbell & Company is registered with the CFTC as a commodity pool operator and a commodity trading advisor, and is a member of the NFA in such capacities. In addition to managing all aspects of business and administration, Campbell & Company makes all trading decisions for the Trust. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the futures and forward markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.

The Trust invests pursuant to Campbell & Company’s trading program Campbell Managed Futures Portfolio ("CMF Portfolio") formerly known as the Global Diversified Large Portfolio. Since August 2009, the Fund’s Global Diversified Large Portfolio trading program has traded identically to Campbell & Company’s Managed Futures Portfolio. As a result, Campbell & Company has consolidated the Global Diversified Large Portfolio with the Campbell Managed Futures Portfolio. The trading program seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The program consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

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

As of December 31, 2014, the aggregate capitalization of the Trust was $748,010,019 with Series A, Series B and Series W comprising $512,679,918, $158,156,273 and $77,173,828, respectively, of the total. The Net Asset Value per Unit was $3,130.36 for Series A, $3,343.32 for Series B, and $3,370.09 for Series W.

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

The Trust trades pursuant to the Campbell Managed Futures Portfolio (the “CMF Portfolio”), formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2014 is as follows: 26% to interest rates, 31% to foreign exchange, 22% to commodities, and 21% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust's assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust's assets in the custodial account. PNC invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Cash Manager and Custodian

Prior to March 2014, Horizon Cash Management, LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. In February 2014, the Trust signed an agreement with PNC to replace Horizon Cash Management, LLC as the cash manager for the Trust effective March 1, 2014. Horizon Cash Management, LLC was and PNC is registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Commodities		Interest Rates		Equity Indices		Foreign Exchange1
Aluminum	London Brent Crude	Australian 90-Day Bill	Short Sterling	Amsterdam Exchange Index	S&P 500 Volatility Index	Australian Dollar2	Singapore Dollar
Coffee	London Gas Oil	Australian 3-Year Bond	Treasury Notes/2-Year	CAC 40 Stock Index	S&P Canada 60 Index	British Pound2	South African Rand
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/5-Year	DAX	SPI 200 Index	Canadian Dollar2	Swedish Krona
Corn	Natural Gas	Euro-BOBL	Treasury Notes/10-Year	DJ Euro Stoxx 50		Czech Koruna	Swiss Franc2
Cotton	Nickel	Euro-BUND	Treasury Notes/30-Year	FTSE Index		Euro2	Turkish Lira
Crude Oil	Silver	Canadian 90-Day Bill		Hang Seng Index		Hungarian Forint
Gold	Soybean Meal	Canadian 10-Year Bond		IBEX35 Stock Index		Israeli Shekel
Heating Oil	Soybean Oil	Euribor		MSCI Taiwan		Japanese Yen2
High Grade Copper	Soybeans	Eurodollar		NASDAQ 100 Index		Mexican Peso
KC Hard Red-Winter Wheat	Sugar #11 (World)	Euro-Schatz		Nikkei		New Zealand Dollar
Lean Hogs	Wheat	Japanese 10-Year Bond		OMX Stock Index		Norwegian Krone
Live Cattle	Zinc	Long Gilt		S&P 500 Index		Polish Zloty

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

Selling Agents	Service Fee	The selling agents (the firm and not the individual representatives) who sell Series W Units receive a monthly administrative fee of 1/12 of 0.50% of the month-end net assets of the Series W Units, totaling approximately 0.25% of average month-end net assets per year of the Series W Units.

UBS Securities, LLC and Goldman, Sachs & Co.	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust, or approximately 0.60% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

Royal Bank of Scotland plc (RBS)	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparty’s execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.65% of the Trust’s net assets.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Cash Manager and Custodian	Cash Management and Custody fees
The Trust pays the Cash Manager and Northern Trust Company a combined annualized fee equal to approximately 0.08% per annum of the funds managed by the Cash Manager based on a percentage of the principal amount of the Trust’s non-margin assets under management by the Cash Manager, computed and accrued on the average daily market value maintained in the Northern Trust Company custodial account by the Trust. The Cash Manager and Northern Trust Company are not affiliated with Campbell & Company. The Trust may engage other firms which are unaffiliated with Campbell & Company from time to time to provide cash management and custodial services. Such services would be provided pursuant to similar terms and fees as those that apply to the Cash Manager and Northern Trust Company. The Trust may also terminate all types of cash management services at any time.

Other	Operating Expenses
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.20% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Trust’s commodity pool operator and/or commodity trading advisor, as applicable.

Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client’s over-the-counter counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal (“notional”) amount or quantity. The recently enacted Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) includes provisions that comprehensively regulate swap transactions for the first time, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets. Transactions in these markets present certain risks similar to those in the futures and forward markets, including, but not limited to:

(1)there are generally no limitations on daily price moves in swap transactions, although that may change to the extent the Reform Act will require certain swap transactions to be executed on swap execution facilities with exchange-like rules and characteristics;

(2)speculative position limits are not applicable to swap transactions, although the counterparties with which the Trust may deal may limit the size or duration of positions available as a consequence of credit considerations, in addition, to the extent any such swap transactions are required to be cleared by a regulated clearinghouse pursuant to the Reform Act (defined below), they may become subject to position limits imposed by the relevant clearinghouse or by the CFTC or SEC;

(3)participants in the swap markets are not required to make continuous markets in swaps contracts; and

(4)the swap markets are currently “principal markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearinghouse.

As a result, Campbell & Company will be subject to the risk of the inability of or refusal to perform with respect to such contracts on the part of the counterparties with which Campbell & Company trades. The Reform Act will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouse. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, the Reform Act’s success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool’s income or loss and change in net asset value, and an annual financial report, audited by an independent registered public accounting firm.

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

General Investment Related Risks

There are certain general market conditions in which any given investment strategy is unlikely to be profitable.  Campbell & Company does not have any ability to control or predict such market conditions.  The Trust is subject to certain general risks relating to its investment strategies, including, but not limited to, the following:

Short Sales May Lead to Potentially Unlimited Losses

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

Investing Globally Subjects the Trust to International Risks

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

Exchange-Rate Risk

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

The Current Markets are Subject to Market Disruptions That May be Detrimental to Your Investment

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

Futures, Forwards and Swaps

Futures, Forwards and Swaps Trading Can be Highly Volatile

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

Futures and Forwards Trading Involves Substantial Leverage

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

Futures and Forwards Trading May Be Illiquid

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

Forwards Trading and its Counterparty, Regulatory and Related Risks

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In response to the recent financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Trust, Campbell & Company, and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Trust.

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

The SEC and CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades become subject to these rules starting in 2014.  It is not yet clear when the parallel SEC requirements will go into effect.  Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Trust decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

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

OTC derivatives dealers and major OTC derivatives market participants are now required to register with the CFTC and will ultimately be required to register with the SEC.  Campbell & Company is registered as a Forex Firm and Swap Firm with the Natural Futures Association and could be required to register as a major swap participant for trading in the OTC derivatives markets.  Dealers and major Swap participants are subject to new minimum capital and margin requirement, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements further increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants as regulatory changes continue to be implemented.  The overall impact of Dodd-Frank on Campbell & Company remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

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

The Trust, in particular, is dependent upon the use of leverage in implementing its investment strategy across the markets and instruments described herein.  Any regulatory limitations may have a materially adverse impact on the Trust

The futures markets are subject to comprehensive statutes, regulations and margin requirements.  In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of swaps and futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  The effect of any future regulatory change on the Trust is impossible to predict, but could be substantial and adverse.

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

All performance information included in this Form 10-K is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

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

Campbell & Company has a conflict of interest because it acts as managing operator and sole trading advisor for the Trust. Since Campbell & Company acts as both trading advisor and managing operator for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a management fee of up to 4% (of which 2% is retained) and a 20% performance fee. Campbell & Company, as managing operator, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Trust, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.

The Value Of The Shares Will Be Adversely Affected If The Trust is Required To Make Indemnification Payments

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2014, there were 4,307 Unitholders and 163,776.415 Units of Beneficial Interest outstanding in Series A, 471 Unitholders and 47,305.148 Units of Beneficial Interest outstanding in Series B, and 448 Unitholders and 22,899.655 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total Assets	$771,758	$707,253	$455,952	$379,059	$354,307
Total Unitholders’ Capital	748,010	700,105	447,606	374,632	346,450
Total Net Trading Gain (Loss) (includes brokerage commissions)	146,182	69,056	18,970	(6,782)	46,833
Net Income (Loss)	100,079	44,666	3,686	(20,462)	34,157

Net Income (Loss) Per Managing Operator and Other Unitholder Unit*
Series A	396.43	176.50	(9.93)	(156.53)	390.52
Series B	407.50	273.28	49.51	(142.94)	218.49
Series W	537.90	224.46	64.73	(106.04)	386.22
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	429.84	218.43	20.36	(154.13)	250.82
Series B	530.82	264.52	33.99	(142.52)	276.71
Series W	498.98	262.00	48.12	(118.49)	279.59
Weighted Average Number of Units Outstanding
Series A	166,969.696	129,417.758	72,692.611	41,208.044	17,066.363
Series B	56,725.207	67,435.246	77,715.396	93,793.303	119,818.587
Series W	20,026.066	15,124.169	8,657.809	5,699.790	3,400.298

*	Based on weighted average number of units outstanding during the period.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2014 and 2013.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2014	2014	2014	2014
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(72,801)	$30,324	$87,178	$101,481
Net Income (Loss)	(78,870)	24,422	77,069	77,458
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A	(299.29)	93.24	325.33	321.50
Series B	(310.39)	98.72	356.38	376.76
Series W	(307.41)	115.13	351.28	355.68

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	(301.24)	94.02	319.91	317.15
Series B	(310.60)	101.31	360.66	379.45
Series W	(310.09)	112.13	344.79	352.15

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,399.28	2,493.30	2,813.21	3,130.36
Series B	2,501.90	2,603.21	2,963.87	3,343.32
Series W	2,561.02	2,673.15	3,017.94	3,370.09

Weighted Number of Units Per Period
Series A	176,647.659	172,927.605	157,303.479	161,000.041
Series B	64,602.320	60,802.312	52,719.088	48,777.106
Series W	19,352.162	19,947.803	20,226.043	20,578.258

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2013	2013	2013	2013
Total Net Trading Gain (Loss) (includes brokerage commissions)	$28,482	$28,951	$(15,575)	$27,198
Net Income (Loss)	24,169	20,431	(21,014)	21,080
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A	128.63	85.36	(93.07)	83.26
Series B	136.42	138.16	(95.76)	90.35
Series W	146.67	92.57	(87.26)	97.05

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	128.93	102.63	(95.53)	82.40
Series B	135.72	135.36	(95.83)	89.27
Series W	144.22	110.63	(90.41)	97.56

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,611.02	2,713.65	2,618.12	2,700.52
Series B	2,683.70	2,819.06	2,723.23	2,812.50
Series W	2,753.33	2,863.96	2,773.55	2,871.11

Weighted Number of Units Per Period
Series A	99,391.561	115,146.636	141,837.178	161,295.658
Series B	69,979.201	67,477.813	66,587.402	65,696.566
Series W	12,528.015	13,824.879	16,473.278	17,670.502

*	Based on weighted average number of units outstanding during the period.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Campbell Fund Trust (the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) which began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, LP, the managing operator of the Trust. Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units.

As of December 31, 2014, the aggregate capitalization of the Trust was $748,010,019 with Series A, Series B and Series W comprising $512,679,918, $158,156,273 and $77,173,828, respectively, of the total. The Net Asset Value per Unit was $3,130.36 for Series A, $3,343.32 for Series B, and $3,370.09 for Series W.

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

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust's assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. PNC invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30% however, these precautions may not be effective in limiting the risk of loss.

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

Results of Operations

The returns for the years ended December 31, 2014, 2013 and 2012 for Series A were 15.92%, 8.80%, and 0.83%, Series B were 18.87%, 10.38%, and 1.35% and Series W were 17.38%, 10.04% and 1.88%, respectively.

The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2014, 2013, and 2012, the Trust accrued management fees in the amounts of $25,242,187, $22,322,146, and $16,035,627, respectively, and paid management fees in the amounts of $25,039,394, $21,554,055, and $15,809,898, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Trust accrued performance fees in the amounts of $21,146,866, $3,040,951 and $116,877, respectively, and paid performance fees in the amounts of $4,304,051, $3,037,380 and $116,877, respectively.

2014 (For the Year Ended December 31)

Of the 15.92% return for year ended 2014 for Series A, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (9.26)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A.

Of the 18.87% return for year ended 2014 for Series B, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (6.31)% due to brokerage fees, management fees, performance fees and operating costs borne by Series B.

Of the 17.38% return for year ended 2014 for Series W, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (7.80)% due to brokerage fees, management fees, performance fees, service fees, offering costs and operating costs borne by Series W.

An analysis of the 24.90% gross trading gains for the Trust for the year by sector is as follows:
Sector	% Gain (Loss)
Commodities	3.34%
Currencies	9.83
Interest Rates	15.18
Stock Indices	(3.45)
24.90%

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

The Trust continued its losses in February with gains from interest rates not enough to offset losses from foreign exchange and commodity holdings. Foreign exchange positions produced some of the largest losses with trend and non-trend strategies contributing. Short positioning in the New Zealand dollar and Australian dollar (both versus the US dollar) caused the most significant losses. The New Zealand dollar strengthened after some stronger than expected economic data and hawkish comments from their finance minister. The Reserve Bank of Australia shifted their monetary posture from one of easing to a more neutral stance helping to push the Aussie dollar higher. Rising commodity prices during the month also provided a tailwind to these so-called “commodity currencies.” Other large losses for the month came from commodities where the Trust experienced declines across most of the sub-sectors and from both trend and non-trend strategies. Short positions in precious metals produced the largest losses when silver and gold both rallied sharply on safe-haven buying as geopolitical fears rose due to unrest in Ukraine. Industrial metals also contributed as a weaker US dollar provided upward price pressure hurting shorts. Short positioning in gasoline, especially early in the month, hurt the Trust as prices rose due to decreasing stockpiles and curtailed production. Soft commodities, namely short positioning in sugar, also caused losses as drought conditions in Brazil created supply concerns. Interest rate positioning provided small offsetting gains. Profits were found in long holdings on long-dated instruments. Japanese government bonds rose as a combination of weaker economic data and further corporate lending activity by the Japanese government helped to push prices higher. German notes benefitted from tame inflation data and safe-haven buying amid geopolitical turmoil in the region. Stock index holdings were relatively flat on the month. The non-trend strategies detracted from positive trend following performance as some short positioning in Asia and parts of Europe was hurt by a sharp bounce-back rally after the January sell-off.

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

The Trust continued to show strong gains during October.  Profits from interest rate, commodity, and foreign exchange positions were somewhat offset by losses on stock index holdings. The largest gains for October came from long global interest rate positions.  Global growth fears gripped markets early in the month and drove fixed income products higher.  Persistent economic weakness across Europe and Asia sparked concerns that the U.S. economic recovery could be negatively impacted.  Sharply falling energy prices also created concern over deflationary pressures which could keep U.S. interest rates lower for longer.  Central banks in Japan and Sweden enacted additional easing measures during the month to fight slow growth and deflationary forces.  Commodity positions, especially from the trend following strategies, were another source of profits during the month.  Short energy exposure was one of the best performing sub-sectors.  Abundant U.S. supplies linked with falling global demand pushed the energy complex lower.  Short positions on precious metals also added to gains as a stronger U.S. dollar and a dampening of geopolitical and Ebola fears caused a sell-off in gold and silver.  Grains were the worst performing commodity sub-sector during October.  Short positioning from the trend following strategies on corn and wheat was hurt by market short covering which pushed prices higher, reversing the recent multi-month downtrend.  Foreign exchange contributed small gains.  Long U.S. dollar positioning versus the Japanese yen and the euro proved profitable.  Diverging central bank policy paths created fresh opportunities for the strategies during October. Stock index positioning, from both trend and non-trend strategies, experienced the largest offsetting losses during the month.  Global long holdings early in October suffered from the global stock sell-off.  Energy stocks led indexes lower as over-supply and a lack of global demand caused a rout in physical energy prices.  Stock index prices bounced during the second half of the month, but by then the strategies had reduced long positioning and were in a more defensive posture in equities overall.

Gains across all major sectors lead to a profitable November for the Trust. The largest gains for November came from long global interest rate positions within the trend-following program.  Global central banks were again in focus as the European Central Bank head Draghi gave his strongest statements yet that the bank could begin a US-style quantitative easing program in the near future.  Additional stimulus is also expected from the Japanese central bank as they continue their long battle over slow growth and deflationary forces.  Commodity positions were another source of profits during the month.  Short energy exposure was the best performing sub-sector and dominated positive P&L within the sector overall.  Both trend following and non-trend following strategies contributed to the energy gains. The downtrend in prices within the crude complex continued during November.  The sell-off accelerated late in the month when OPEC announced that they would not cut production to address the sharply lower prices seen over the past several months.  The worst performing sub-sector was industrial metals where non-trend strategies showed most of the losses.  Long positioning on zinc and aluminum suffered as Chinese growth concerns linked with low global demand pushed the metals lower.  Foreign exchange contributed additional gains to the Trust.  Long US dollar positioning versus the Japanese yen proved profitable.  Falling Japanese inflation and some weaker than expected economic reports weakened the yen significantly versus the US dollar.  Stock index positioning, from both trend and non-trend strategies, proved profitable during the month.  Global long holdings rose as major central banks, namely within China, Europe, and Japan, continued to provide, or gave indications that they would provide, additional stimulus.

The Trust realized solid gains in December to close-out a year of strong performance.  Profits came from interest rate, foreign exchange, and commodity holdings offset mostly by stock index position losses.  The largest gains for December came from long global interest rate positions within both the trend-following and non-trend following strategies.  Global interest rate products rallied during the month as the collapse in crude oil prices has led to a sharp decline in inflation expectations.  Geo-political uncertainty also helped to boost prices as the Russian ruble crisis and uncertainty around the Greek political situation drove safe-haven buying.  Gains were particularly strong within Japan and Europe as those central banks remain committed to additional quantitative easing measures.  Foreign exchange contributed additional gains, driven by the trend following systems.  Overall, long U.S. dollar positioning proved profitable as the U.S. FOMC dropped its pledge to keep interest rates near zero for a “considerable time” as the American economy continued to show signs of strengthening.  Short positioning on the Mexican peso versus the U.S. dollar was one of the best performing FX holdings.  The peso sank in value as plunging oil prices damped speculation that a projected energy boom in the country would attract foreign investment and spur economic growth.  Commodity positions were another source of profit during the month.  Trend following strategies showed gains while non-trend programs produced offsetting losses.  Short energy exposure was the best performing sub-sector and dominated returns in the sector as short positions in Brent and Gas Oil provided the largest gains.  Oil prices continued to tumble amid the stronger U.S. dollar and OPEC failed to intervene in the market to stop the slide.  Some offsetting losses were seen within the grains and precious metal commodity sub-sectors.  Stock index positioning, from both trend and non-trend systems, proved unprofitable during the month.  Global stock index performance was mixed during the month with most indices losing value.  The ongoing decline in the energy complex, the Russian ruble crisis, and Greek political uncertainty all fueled a general risk reduction in stocks.

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

The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The current methodology used to calculate the aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2014, 2013 and 2012 and the trading gains/losses by market category for the years then ended.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	1.05%	3.34%
Currencies	0.84%	9.83%
Interest Rates	0.94%	15.18%
Stock Indices	0.53%	(3.45)%

Aggregate/Total	1.31%	24.90%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2014.

Of the 15.92% return for year ended 2014 for Series A, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (9.26)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A.

Of the 18.87% return for year ended 2014 for Series B, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (6.31)% due to brokerage fees, management fees, performance fees and operating costs borne by Series B.

Of the 17.38% return for year ended 2014 for Series W, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (7.80)% due to brokerage fees, management fees, performance fees, service fees, offering costs and operating costs borne by Series W.

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.98%	3.35%
Currencies	0.67%	1.80%
Interest Rates	0.32%	(4.31)%
Stock Indices	1.07%	14.11%

Aggregate/Total	1.51%	14.95%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2014 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2014.

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

Management’s Annual Report on Internal Control over Financial Reporting

Campbell & Company, LP (“Campbell & Company”), the managing operator of the Trust, is responsible for the management of the Trust. Management of Campbell & Company (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2014, the Trust’s internal control over financial reporting was effective.

Management's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2014, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.
(b)	Security Ownership of Management. As of December 31, 2014, Campbell & Company did not own any Series A, Series B or Series W Units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2014 and 2013 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2014 and 2013 were $146,250 and $146,250, respectively.

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

(3)	Exhibits

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Non-Custody Investment Advisory Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2014 and 2013, (ii) Statements of Financial Condition December 31, 2014 and 2013, (iii) Statements of Operations For the Years Ended December 31, 2014, 2013 and 2012, (iv) Statements of Cash Flows For the Years Ended December 31, 2014, 2013 and 2012, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2014, 2013 and 2012, (vi) Financial Highlights For the Years Ended December 31, 2014, 2013 and 2012, (vii) Notes to Financial Statements.

(1) Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2) Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on August 15, 2011.
(3) Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on May 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2015.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 30, 2015.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

THE CAMPBELL FUND TRUST

ANNUAL REPORT
December 31, 2014

THE CAMPBELL FUND TRUST

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	59

Financial Statements

Condensed Schedules of Investments December 31, 2014 and 2013	60-63

Statements of Financial Condition December 31, 2014 and 2013	64

Statements of Operations For the Years Ended December 31, 2014, 2013 and 2012	65

Statements of Cash Flows For the Years Ended December 31, 2014, 2013 and 2012	66

Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2014, 2013 and 2012	67-68

Financial Highlights For the Years Ended December 31, 2014, 2013 and 2012	69-71

Notes to Financial Statements	72-82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of
The Campbell Fund Trust:

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2014 and 2013, the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

March 27, 2015

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,164,098	2.30%
	Credit Cards	3,906,213	0.52%
	Equipment Loans	1,736,330	0.23%
	Utility Rate Reduction Bonds	1,178,380	0.16%
	Total Asset Backed Securities (cost $24,009,579)	23,985,021	3.21%

	Commercial Paper
	United States
	Consumer Discretionary	36,268,906	4.85%
	Consumer Staples	41,535,967	5.55%
	Energy	33,532,018	4.48%
	Financials	44,285,091	5.92%
	Industrials	6,518,131	0.87%
	Materials	4,249,818	0.57%
	Technology	24,999,469	3.34%
	Utilities	38,721,324	5.18%
	Total Commercial Paper (cost $230,106,802)	230,110,724	30.76%

	Corporate Bonds
	United Kingdom
	Materials	16,015,040	2.14%
	(cost $16,000,000)
	United States
	Communications	37,372,502	5.00%
	Consumer Discretionary	35,898,692	4.80%
	Consumer Staples	4,592,458	0.61%
	Financials	120,680,364	16.13%
	Health Care	4,442,815	0.59%
	Technology	4,065,720	0.54%
	Utilities	1,752,318	0.24%
	Total United States (cost $208,810,766)	208,804,869	27.91%
	Total Corporate Bonds (cost $224,810,766)	224,819,909	30.05%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$30,000,000	U.S. Treasury Bills Due 01/08/2015*	29,999,940	4.01%
$50,000,000	U.S. Treasury Bills Due 01/22/2015*	49,999,150	6.69%
$65,100,000	U.S. Treasury Bills Due 01/29/2015*	65,099,154	8.70%
	Total Government And Agency Obligations (cost $145,099,645)	145,098,244	19.40%

	Total Fixed Income Securities** (cost $624,026,792)	$624,013,898	83.42%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$1,155,613	0.15%
	(cost $1,155,613)
	Total Short Term Investments (cost $1,155,613)	$1,155,613	0.15%
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(1,346,863)	(0.18)%
Energy	(335,652)	(0.04)%
Metals	(2,848,076)	(0.38)%
Stock indices	4,970,233	0.66%
Short-term interest rates	625,457	0.08%
Long-term interest rates	19,470,418	2.60%
Net unrealized gain (loss) on long futures contracts	$20,535,517	2.74%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(63,177)	(0.01)%
Energy	4,393,682	0.59%
Metals	4,001,104	0.54%
Stock indices	(3,697,200)	(0.49)%
Short-term interest rates	110,779	0.01%
Long-term interest rates	(53,213)	(0.01)%
Net unrealized gain (loss) on short futures contracts	$4,691,975	0.63%

Net unrealized gain (loss) on open futures contracts	$25,227,492	3.37%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(20,392,128)	(2.72)%
Various short forward currency contracts	35,029,748	4.68%
Net unrealized gain (loss) on open forward currency contracts	$14,637,620	1.96%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $79,999,090 deposited with the futures brokers and $65,099,154 deposited with the interbank market maker.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Bank Deposits
	Finland
	Financials	$1,434,916	0.20%
	(cost $1,429,891)

	Commercial Paper
	Cayman Islands
	Energy (cost $36,248,513)	36,249,041	5.18%
	United States
	Consumer Discretionary	9,999,900	1.43%
	Consumer Staples	19,622,430	2.80%
	Energy	45,504,124	6.50%
	Financials	37,490,106	5.36%
	Materials	51,959,864	7.42%
	Total United States (cost $164,562,616)	164,576,424	23.51%
	Total Commercial Paper (cost $200,811,129)	200,825,465	28.69%

	Corporate Bonds
	United Kingdom
	Materials	16,038,000	2.29%
	(cost $16,000,000)
	United States
	Communications	37,373,864	5.34%
	Consumer Discretionary	31,833,480	4.55%
	Financials	146,256,486	20.89%
	Utilities	14,274,836	2.04%
	Total United States (cost $229,467,148)	229,738,666	32.82%
	Total Corporate Bonds (cost $245,467,148)	245,776,666	35.11%

	Government And Agency Obligations
	Multi-National
	Multi-National Government Agency (cost $20,000,000)	19,997,980	2.86%
	United States
	U.S. Treasury Bills
$101,000,000	U.S. Treasury Bills Due 01/02/2014*	101,000,000	14.43%
$40,300,000	U.S. Treasury Bills Due 01/09/2014*	40,299,919	5.75%
$16,800,000	U.S. Treasury Bills Due 02/27/2014*	16,799,344	2.40%
	Total United States (cost $158,099,147)	158,099,263	22.58%
	Total Government And Agency Obligations (cost $178,099,147)	178,097,243	25.44%

	Total Fixed Income Securities** (cost $625,807,315)	$626,134,290	89.44%
SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$326	0.00%
	(cost $326)
	Total Short Term Investments (cost $326)	$326	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2013

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(631,003)	(0.09)%
Energy	(1,254,316)	(0.18)%
Metals	(52,303)	(0.01)%
Stock indices	16,454,845	2.35%
Short-term interest rates	(2,242,665)	(0.32)%
Long-term interest rates	(173,436)	(0.02)%
Net unrealized gain (loss) on long futures contracts	$12,101,122	1.73%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$2,574,196	0.37%
Energy	33,460	0.01%
Metals	(975,769)	(0.14)%
Stock indices	(49,211)	(0.01)%
Short-term interest rates	732,601	0.10%
Long-term interest rates	1,320,613	0.19%
Net unrealized gain (loss) on short futures contracts	$3,635,890	0.52%

Net unrealized gain (loss) on open futures contracts	$15,737,012	2.25%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(1,949,419)	(0.28)%
Various short forward currency contracts	5,590,705	0.80%
Net unrealized gain (loss) on open forward currency contracts	$3,641,286	0.52%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $101,000,000 deposited with the futures broker and $57,099,263 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS
Equity in futures broker trading accounts
Cash	$83,369,555	$40,284,908
Restricted cash	7,319,383	0
Fixed income securities (cost $79,999,825 and $100,999,958, respectively)	79,999,090	101,000,000
Net unrealized gain (loss) on open futures contracts	25,227,492	15,737,012
Total equity in futures broker trading accounts	195,915,520	157,021,920

Cash	15,018,667	20,165,012
Short term investments (cost $1,155,613 and $326, respectively)	1,155,613	326
Fixed income securities (cost $544,026,967 and $524,807,357, respectively)	544,014,808	525,134,290
Net unrealized gain (loss) on open forward currency contracts	14,637,620	3,641,286
Interest receivable	864,167	915,738
Subscription receivable	151,900	373,992
Total assets	$771,758,295	$707,252,564

LIABILITIES
Accounts payable	$222,404	$277,108
Management fee payable	2,401,684	2,198,891
Service fee payable	14,988	22,310
Accrued commissions and other trading fees on open contracts	118,330	120,017
Offering costs payable	247,154	209,774
Performance fee payable	16,846,386	3,571
Redemptions payable	3,897,330	4,316,298
Total liabilities	23,748,276	7,147,969

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 163,776.415 and 171,039.145 units outstanding at December 31, 2014 and December 31, 2013	512,679,918	461,894,827
Series B Units - Redeemable
Other Unitholders - 47,305.148 and 65,305.174 units outstanding at December 31, 2014 and December 31, 2013	158,156,273	183,670,839
Series W Units - Redeemable
Other Unitholders - 22,899.655 and 18,995.779 units outstanding at December 31, 2014 and December 31, 2013	77,173,828	54,538,929
Total unitholders' capital (Net Asset Value)	748,010,019	700,104,595

Total liabilities and unitholders' capital (Net Asset Value)	$771,758,295	$707,252,564

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$79,711,284	$56,254,176	$17,480,880
Change in unrealized	9,490,480	12,421,754	(2,689,911)
Brokerage commissions	(3,789,889)	(3,911,014)	(1,957,160)
Net gain (loss) from futures trading	85,411,875	64,764,916	12,833,809

Forward currency trading gains (losses)
Realized	50,035,866	9,940,453	5,195,647
Change in unrealized	10,996,334	(5,435,200)	1,066,936
Brokerage commissions	(261,758)	(213,675)	(126,036)
Net gain (loss) from forward currency trading	60,770,442	4,291,578	6,136,547

Total net trading gain (loss)	146,182,317	69,056,494	18,970,356

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,146,716	2,172,795	1,733,483
Realized gain (loss) on fixed income securities	11,146	95,707	37,317
Change in unrealized gain (loss) on fixed income securities	(339,869)	227,466	28,148
Total investment income	1,817,993	2,495,968	1,798,948

Expenses
Management fee	25,242,187	22,322,146	16,035,627
Service fee	160,045	215,309	115,535
Performance fee	21,146,866	3,040,951	116,877
Operating expenses	1,372,277	1,308,196	815,011
Total expenses	47,921,375	26,886,602	17,083,050

Net investment income (loss)	(46,103,382)	(24,390,634)	(15,284,102)

NET INCOME (LOSS)	$100,078,935	$44,665,860	$3,686,254

NET INCOME (LOSS) PER OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the year)
Series A	$396.43	$176.50	$(9.93)

Series B	$407.50	$273.28	$49.51

Series W	$537.90	$224.46	$64.73

INCREASE (DECREASE) IN NET ASSET VALUE
PER OTHER UNITHOLDERS UNIT
Series A	$429.84	$218.43	$20.36

Series B	$530.82	$264.52	$33.99

Series W	$498.98	$262.00	$48.12

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE YEAR
Series A	166,969.696	129,417.758	72,692.611

Series B	56,725.207	67,435.246	77,715.396

Series W	20,026.066	15,124.169	8,657.809

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Cash flows from (for) operating activities
Net income (loss)	$100,078,935	$44,665,860	$3,686,254
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(20,146,945)	(7,214,020)	1,594,827
(Increase) decrease in restricted cash	(7,319,383)	0	34,189,502
(Increase) decrease in interest receivable	51,571	(6,675)	(503,821)
Increase (decrease) in accounts payable and accrued expenses	16,981,895	858,062	383,888
Purchases of investments	(14,402,747,311)	(13,943,718,162)	(15,333,313,363)
Sales/maturities of investments	14,403,372,547	13,716,043,671	15,207,486,864

Net cash from (for) operating activities	90,271,309	(189,371,264)	(86,475,849)

Cash flows from (for) financing activities
Addition of units	129,763,627	256,358,986	128,142,593
Redemption of units	(179,621,277)	(49,097,246)	(54,322,392)
Offering costs paid	(2,475,357)	(1,858,603)	(997,665)
Net cash from (for) financing activities	(52,333,007)	205,403,137	72,822,536

Net increase (decrease) in cash	37,938,302	16,031,873	(13,653,313)

Unrestricted cash
Beginning of year	60,449,920	44,418,047	58,071,360

End of year	$98,388,222	$60,449,920	$44,418,047

End of year cash consists of:
Cash in futures broker trading accounts	$83,369,555	$40,284,908	$16,887,965
Cash	15,018,667	20,165,012	27,530,082

Total end of year cash	$98,388,222	$60,449,920	$44,418,047

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2011	20.360	51,185	85,812.139	215,730,706	85,832.499	215,781,891

Net income (loss)		1,878		3,845,893		3,847,771
Additions	0.000	0	231.309	624,322	231.309	624,322
Redemptions	(20.360)	(53,063)	(15,286.289)	(39,913,353)	(15,306.649)	(39,966,416)
Balances at December 31, 2012	0	0	70,757.159	180,287,568	70,757.159	180,287,568

Net income (loss)				18,428,804		18,428,804
Additions	0.000	0	1,101.651	3,104,095	1,101.651	3,104,095
Redemptions	0.000	0	(6,553.636)	(18,149,628)	(6,553.636)	(18,149,628)
Balances at December 31, 2013	0	0	65,305.174	183,670,839	65,305.174	183,670,839

Net income (loss)		0		23,115,738		23,115,738
Additions	0.000	0	210.488	609,943	210.488	609,943
Redemptions	0.000	0	(18,210.514)	(49,240,247)	(18,210.514)	(49,240,247)
Balances at December 31, 2014	0	$0	47,305.148	$158,156,273	47,305.148	$158,156,273

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B

December 31, 2014	December 31, 2013	December 31, 2012

$3,343.32	$2,812.50	$2,547.98

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Series A - Other Unitholders		Series W - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2011	57,271.409	140,986,636	6,975.389	17,863,886

Net income (loss)		(721,909)		560,392
Additions	43,340.607	110,518,344	6,542.274	16,999,927
Redemptions	(5,929.728)	(14,845,436)	(1,134.459)	(2,999,509)
Offering costs		(927,956)		(115,536)
Balances at December 31, 2012	94,682.288	235,009,679	12,383.204	32,309,160

Net income (loss)		22,842,338		3,394,718
Additions	86,086.163	231,861,100	7,578.600	21,767,783
Redemptions	(9,729.306)	(26,074,186)	(966.025)	(2,717,424)
Offering costs		(1,744,104)		(215,308)
Balances at December 31, 2013	171,039.145	461,894,827	18,995.779	54,538,929

Net income (loss)		66,191,112		10,772,085
Additions	43,134.857	112,029,576	5,637.980	16,902,016
Redemptions	(50,397.587)	(125,210,031)	(1,734.104)	(4,752,031)
Offering costs		(2,225,566)		(287,171)
Balances at December 31, 2014	163,776.415	$512,679,918	22,899.655	$77,173,828

Net Asset Value per Other Unitholders’ Unit - Series A

December 31, 2014	December 31, 2013	December 31, 2012

$3,130.36	$2,700.52	$2,482.09

Net Asset Value per Other Unitholders’ Unit - Series W

December 31, 2014	December 31, 2013	December 31, 2012

$3,370.09	$2,871.11	$2,609.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following information presents per unit operating performance data and other supplemental financial data for Series A for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Series A
	2014	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,700.52	$2,482.09	$2,461.73

Income (loss) from operations:
Total net trading gains (losses) (1)	646.22	354.04	129.33
Net investment income (loss)(1)	(203.05)	(122.13)	(96.20)

Total net income (loss) from operations	443.17	231.91	33.13

Offering costs (1)	(13.33)	(13.48)	(12.77)

Net asset value per unit at end of year	$3,130.36	$2,700.52	$2,482.09

Total Return	15.92%	8.80%	0.83%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.24%	4.27%	4.14%
Performance fee	3.71%	0.75%	0.00%

Total expenses	7.95%	5.02%	4.14%

Net investment income (loss) (2)	(3.97)%	(3.84)%	(3.71)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Series B
	2014	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,812.50	$2,547.98	$2,513.99

Income (loss) from operations:
Total net trading gains (losses) (1)	678.47	370.20	132.57
Net investment income (loss)(1)	(147.65)	(105.68)	(98.58)

Total net income (loss) from operations	530.82	264.52	33.99

Net asset value per unit at end of year	$3,343.32	$2,812.50	$2,547.98

Total Return	18.87%	10.38%	1.35%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.27%	4.28%	4.24%
Performance fee	1.42%	0.00%	0.00%

Total expenses	5.69%	4.28%	4.24%

Net investment income (loss) (2)	(3.98)%	(3.85)%	(3.81)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

The following information presents per unit operating performance data and other supplemental financial data for Series W for the years ended December 31, 2014, 2013 and 2012. This information has been derived from information presented in the financial statements.

	Series W
	2014	2013	2012
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,871.11	$2,609.11	$2,560.99

Income (loss) from operations:
Total net trading gains (losses) (1)	704.29	372.53	134.63
Net investment income (loss)(1)	(190.97)	(96.29)	(73.17)

Total net income (loss) from operations	513.32	276.24	61.46

Offering costs (1)	(14.34)	(14.24)	(13.34)

Net asset value per unit at end of year	$3,370.09	$2,871.11	$2,609.11

Total Return	17.38%	10.04%	1.88%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	2.50%	2.71%	2.64%
Performance fee	4.46%	1.08%	0.46%

Total expenses	6.96%	3.79%	3.10%

Net investment income (loss) (2)	(2.23)%	(2.28)%	(2.21)%

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
DECEMBER 31, 2014

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the FASB Accounting Standards Codification (“ASC”) 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

The fixed income investments are marked to market on the last business day of the reporting period by the Administrator using a third party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2014 and December 31, 2013, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,155,613	$0	$0	$1,155,613
Fixed income securities	0	624,013,898	0	624,013,898
Other Financial Instruments
Exchange-traded futures contracts	25,227,492	0	0	25,227,492
Forward currency contracts	0	14,637,620	0	14,637,620
Total	$26,383,105	$638,651,518	$0	$665,034,623

	Fair Value at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$326	$0	$0	$326
Fixed income securities	0	626,134,290	0	626,134,290
Other Financial Instruments
Exchange-traded futures contracts	15,737,012	0	0	15,737,012
Forward currency contracts	0	3,641,286	0	3,641,286
Total	$15,737,338	$629,775,576	$0	$645,512,914

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2014 and 2013.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2011 through 2014 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

F.  Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Trust (“offering costs”). Series A units and Series W units will each bear the offering costs incurred in the relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and Series W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Series’ month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. Series A and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2014 and 2013, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,131,579 and $3,457,211 for Series A units and $603,683 and $646,630 for Series W units, respectively.

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

I.  Recently Issued Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company.  The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. As of January 1, 2014, the Trust adopted the provisions of ASU 2013-08. The adoption of ASU 2013-08 did not have a material impact on the Trust's financial statements.

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

Effective December 2, 2014, Campbell & Company, Inc. changed its name and form of entity to Campbell & Company, LP. Campbell & Company refers to either Campbell & Campany, Inc. or Campbell & Company, LP depending on the applicable period discussed.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Note 3.  TRUSTEE

The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.  ADMINISTRATOR

SEI Investments Global Fund Services ("SEI") was the Administrator of the Trust from August 1, 2012 through December 31, 2014. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

Note 5.  CASH MANAGER AND CUSTODIAN

Prior to March 2014, Horizon Cash Management, LLC served as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. In February 2014, the Trust signed an agreement with PNC Capital Advisors, LLC to replace Horizon Cash Management, LLC as the cash manager for the Trust effective March 1, 2014. Both Horizon Cash Management, LLC was and PNC Capital Advisors, LLC is registered as investment advisers with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 6.  SERVICE FEE

Effective March 2014, the selling firms who sell Series W units receive a monthly  service fee equal to 1/12 of 0.25% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.25% per year. Prior to March 2014, the service fee was equal to 1/12 of 0.50% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.50% per year.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of December 31, 2014. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the years ended December 31, 2014 and 2013, Campbell & Company received redemption fees of $250,867 and $20,789, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2014 and 2013 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,437,817	$(3,847,857)	$(1,410,040)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,487,874	(429,844)	4,058,030
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,750,075	(3,597,047)	1,153,028
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	8,241,753	(6,968,720)	1,273,033
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,244,367	(508,131)	736,236
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	19,640,395	(223,190)	19,417,205
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,240,885	(25,603,265)	14,637,620
Totals		$81,043,166	$(41,178,054)	$39,865,112
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2013 Fair Value	Liability Derivatives at December 31, 2013 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,458,947	$(1,515,754)	$1,943,193
Energy Contracts	Net unrealized gain (loss) on open futures contracts	49,766	(1,270,622)	(1,220,856)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,295,522	(5,323,594)	(1,028,072)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	16,576,413	(170,779)	16,405,634
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	863,795	(2,373,859)	(1,510,064)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,429,833	(282,656)	1,147,177
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	27,238,177	(23,596,891)	3,641,286
Totals		$53,912,453	$(34,534,155)	$19,378,298
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2014, 2013 and 2012 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2014	Trading Gains/(Losses) for the Year Ended December 31, 2013	Trading Gains/(Losses) for the Year Ended December 31, 2012
Agriculture Contracts	$(3,629,992)	$11,767,414	$6,937,002
Energy Contracts	34,652,907	(11,751,293)	(495,342)
Metal Contracts	(12,091,323)	13,295,841	(14,811,547)
Stock Indices Contracts	(27,591,712)	79,940,919	11,507,511
Short-Term Interest Rate Contracts	(9,016,388)	(17,709,022)	7,046,099
Long-Term Interest Rate Contracts	106,877,778	(6,729,377)	4,732,861
Forward Currency Contracts	61,032,200	4,505,502	6,262,583
Total	$150,233,470	$73,319,984	$21,179,167

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2014	Trading Gains/(Losses) for the Year Ended December 31, 2013	Trading Gains/(Losses) for the Year Ended December 31, 2012
Futures trading gains (losses):
Realized**	$79,710,790	$56,392,728	$17,606,495
Change in unrealized	9,490,480	12,421,754	(2,689,911)
Forward currency trading gains (losses):
Realized	50,035,866	9,940,702	5,195,647
Change in unrealized	10,996,334	(5,435,200)	1,066,936
Total	$150,233,470	$73,319,984	$21,179,167

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2014, 2013 and 2012, the monthly average of futures contracts bought and sold was approximately 80,500; 81,700 and 40,800, respectively, and the monthly average of notional value of forward currency contracts was $5,462,200,000; $4,566,600,000 and $2,780,900,000, respectively.

Open contracts generally mature within three months; as of December 31, 2014, the latest maturity date for open futures contracts is March 2016 and the latest maturity date for open forward currency contracts is March 2015. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Under the terms of the ISDA Agreement with RBS, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

Under the terms of each of the master netting agreement with UBS Securities and Goldman Sachs, upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities and Goldman Sachs have the right to close out any or all open contracts held in the Trust’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust’s account.  The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2014 and 2013 was $145,098,244 and $158,099,263, respectively, which equals 19% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market maker at December 31, 2014 and 2013 was $62,823 and $53,349, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at December 31, 2014 and 2013 was restricted cash for margin requirements of $7,319,383 and $0, respectively, which equals 1% and 0% of Net Asset Value, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

Offsetting of Derivative Assets
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$32,807,932	$(7,988,622)	$24,819,310
	Goldman Sachs	7,994,349	(7,586,167)	408,182
Forward currency contracts	Royal Bank of Scotland	40,240,885	(25,603,265)	14,637,620
Total derivatives		$81,043,166	$(41,178,054)	$39,865,112
Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$24,819,310	$0	$0	$24,819,310
Goldman Sachs	408,182			408,182
Royal Bank of Scotland	14,637,620	0	0	14,637,620
Total	$39,865,112	$0	$0	$39,865,112
Offsetting of Derivative Liabilities
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,988,622	$(7,988,622)	$0
	Goldman Sachs	7,586,167	(7,586,167)	0
Forward currency contracts	Royal Bank of Scotland	25,603,265	(25,603,265)	0
Total derivatives		$41,178,054	$(41,178,054)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Note 12.  SUBSEQUENT EVENTS

Effective January 1, 2015, the Trust has entered into an agreement with Northern Trust Hedge Fund Services LLC to serve as Administrator of the Trust. Management of the Trust has evaluated subsequent events through the date the financial statements were filed.  There are no additional subsequent events to disclose or record.

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E1