Form 10-Q
period 2015-03-31
CAMPBELL FUND TRUST
filed 2015-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-50264

THE CAMPBELL FUND TRUST
(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2015 and December 31, 2014 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	7

	Statements of Changes in Unitholders’ Capital (Net Asset Value) for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	9-11

	Notes to Financial Statements (Unaudited)	12-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19-23

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	24-29

Item 4.	Controls and Procedures.	29

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities.	30

Item 4.	Mine Safety Disclosures.	30

Item 5.	Other Information.	30

Item 6.	Exhibits.	30

SIGNATURES		31

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$28,959,865	3.37%
	Credit Cards	16,706,222	1.94%
	Equipment Loans	4,502,759	0.52%
	Utility Rate Reduction Bonds	1,178,333	0.14%
	Total Asset Backed Securities (cost $51,335,264)	51,347,179	5.97%

	Commercial Paper
	Switzerland
	Financials (cost $9,609,712)	9,613,611	1.12%
	United States
	Consumer Discretionary	30,327,121	3.52%
	Consumer Staples	3,199,996	0.37%
	Energy	50,162,679	5.83%
	Financials	87,523,052	10.17%
	Health Care	22,423,146	2.61%
	Industrials	14,414,849	1.68%
	Materials	19,856,966	2.31%
	Utilities	52,455,445	6.10%
	Total United States (cost $280,302,050)	280,363,254	32.59%
	Total Commercial Paper (cost $289,911,762)	289,976,865	33.71%

	Corporate Bonds
	United Kingdom
	Materials	16,007,152	1.86%
	(cost $16,000,000)
	United States
	Communications	5,273,783	0.61%
	Consumer Discretionary	35,986,144	4.18%
	Consumer Staples	7,883,626	0.92%
	Financials	117,189,322	13.62%
	Health Care	13,503,876	1.57%
	Technology	8,866,654	1.03%
	Utilities	7,436,422	0.86%
	Total United States (cost $196,237,521)	196,139,827	22.79%
	Total Corporate Bonds (cost $212,237,521)	212,146,979	24.65%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$50,000,000	U.S. Treasury Bills Due 04/23/2015*	49,999,600	5.81%
$30,000,000	U.S. Treasury Bills Due 04/23/2015*	29,999,760	3.49%
$42,250,000	U.S. Treasury Bills Due 06/25/2015*	42,249,240	4.91%
	Total Government And Agency Obligations (cost $122,245,888)	122,248,600	14.21%

	Total Fixed Income Securities** (cost $675,730,435)	$675,719,623	78.54%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds	$1,691	0.00%
	(cost $1,691)
	Total Short Term Investments (cost $1,691)	$1,691	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2015 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(282,998)	(0.03)%
Energy	(154,367)	(0.02)%
Metals	(443,942)	(0.05)%
Stock indices	1,386,562	0.16%
Short-term interest rates	1,654,714	0.19%
Long-term interest rates	10,054,898	1.17%
Net unrealized gain (loss) on long futures contracts	$12,214,867	1.42%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$5,646,682	0.65%
Energy	2,070,759	0.24%
Metals	(874,333)	(0.10)%
Stock indices	344,575	0.04%
Short-term interest rates	(2,299,057)	(0.27)%
Long-term interest rates	301,309	0.04%
Net unrealized gain (loss) on short futures contracts	$5,189,935	0.60%

Net unrealized gain (loss) on open futures contracts	$17,404,802	2.02%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(8,890,578)	(1.03)%
Various short forward currency contracts	28,578,336	3.32%
Net unrealized gain (loss) on open forward currency contracts	$19,687,758	2.29%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $79,999,360 deposited with the futures brokers and $42,249,240 deposited with the interbank market maker.
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Unaudited)

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
DECEMBER 31, 2014 (Unaudited)

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2015 and December 31, 2014 (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Equity in futures broker trading accounts
Cash	$115,223,737	$83,369,555
Restricted cash	25,750,036	7,319,383
Fixed income securities (cost $79,997,472 and $79,999,825, respectively)	79,999,360	79,999,090
Net unrealized gain (loss) on open futures contracts	17,404,802	25,227,492
Total equity in futures broker trading accounts	238,377,935	195,915,520

Cash	26,304,193	15,018,667
Short term investments (cost $1,691 and $1,155,613, respectively)	1,691	1,155,613
Fixed income securities (cost $595,732,963 and $544,026,967, respectively)	595,720,263	544,014,808
Net unrealized gain (loss) on open forward currency contracts	19,687,758	14,637,620
Interest receivable	399,978	864,167
Subscription receivable	3,205,987	151,900
Total assets	$883,697,805	$771,758,295

LIABILITIES
Accounts payable	$292,959	$222,404
Management fee payable	2,694,114	2,401,684
Service fee payable	17,998	14,988
Payable for securities purchased	3,301,425	0
Accrued commissions and other trading fees on open contracts	156,151	118,330
Offering costs payable	284,108	247,154
Performance fee payable	13,592,229	16,846,386
Redemptions payable	3,021,570	3,897,330
Total liabilities	23,360,554	23,748,276

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 181,706.103 and 163,776.415 units outstanding at March 31, 2015 and December 31, 2014	608,729,613	512,679,918
Series B Units - Redeemable
Other Unitholders - 46,277.476 and 47,305.148 units outstanding at March 31, 2015 and December 31, 2014	165,844,366	158,156,273
Series W Units - Redeemable
Other Unitholders - 23,686.336 and 22,899.655 units outstanding at March 31, 2015 and December 31, 2014	85,763,272	77,173,828
Total unitholders' capital (Net Asset Value)	860,337,251	748,010,019

Total liabilities and unitholders' capital (Net Asset Value)	$883,697,805	$771,758,295

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$59,641,889	$(48,942,105)
Change in unrealized	(7,822,690)	(11,039,294)
Brokerage commissions	(963,135)	(1,158,913)
Net gain (loss) from futures trading	50,856,064	(61,140,312)

Forward currency trading gains (losses)
Realized	19,653,871	(10,999,429)
Change in unrealized	5,050,138	(581,257)
Brokerage commissions	(79,242)	(79,529)
Net gain (loss) from forward currency trading	24,624,767	(11,660,215)

Total net trading gain (loss)	75,480,831	(72,800,527)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	856,693	600,354
Realized gain (loss) on fixed income securities	146,800	12,980
Change in unrealized gain (loss) on fixed income securities	2,082	150,044
Total investment income	1,005,575	763,378

Expenses
Management fee	7,756,411	6,402,252
Service fee	52,027	53,557
Performance fee	13,671,976	0
Operating expenses	331,256	377,158
Total expenses	21,811,670	6,832,967

Net investment income (loss)	(20,806,095)	(6,069,589)

NET INCOME (LOSS)	$54,674,736	$(78,870,116)

NET INCOME (LOSS) PER OTHER UNITHOLDERS UNIT
Series A	$222.22	$(299.29)
Series B	$241.69	$(310.39)
Series W	$254.79	$(307.41)

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$219.72	$(301.24)
Series B	$240.38	$(310.60)
Series W	$250.70	$(310.09)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	168,673.522	176,647.659
Series B	46,755.341	64,602.320
Series W	23,121.039	19,352.162

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$54,674,736	$(78,870,116)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	2,770,470	11,470,507
(Increase) decrease in restricted cash	(18,430,653)	0
(Increase) decrease in interest receivable	464,189	140,061
Increase (decrease) in payable for securities purchased	3,301,425	0
Increase (decrease) in accounts payable and accrued expenses	(2,850,341)	(152,401)
Purchases of investments	(2,713,339,984)	(4,203,445,121)
Sales/maturities of investments	2,662,790,263	4,231,140,783

Net cash from (for) operating activities	(10,619,895)	(39,716,287)

Cash flows from (for) financing activities
Addition of units	65,450,900	52,605,023
Redemption of units	(10,915,998)	(17,864,298)
Offering costs paid	(775,299)	(627,948)
Net cash from (for) financing activities	53,759,603	34,112,777

Net increase (decrease) in cash	43,139,708	(5,603,510)

Unrestricted cash
Beginning of period	98,388,222	60,449,920

End of period	$141,527,930	$54,846,410

End of period cash consists of:
Cash in futures broker trading accounts	$115,223,737	$38,676,270
Cash	26,304,193	16,170,140

Total end of period cash	$141,527,930	$54,846,410

  See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series B - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2015

Balances at December 31, 2014	163,776.415	$512,679,918	47,305.148	$158,156,273	22,899.655	$77,173,828	$748,010,019

Net income (loss) for the three months ended
March 31, 2015		37,483,341		11,300,500		5,890,895	54,674,736
Additions	19,785.801	65,415,429	0.000	0	867.282	3,089,558	68,504,987
Redemptions	(1,856.113)	(6,141,415)	(1,027.672)	(3,612,407)	(80.601)	(286,416)	(10,040,238)
Offering costs		(707,660)		0		(104,593)	(812,253)
Balances at March 31, 2015	181,706.103	$608,729,613	46,277.476	$165,844,366	23,686.336	$85,763,272	$860,337,251

Three Months Ended March 31, 2014

Balances at December 31, 2013	171,039.145	$461,894,827	65,305.174	$183,670,839	18,995.779	$54,538,929	$700,104,595

Net income (loss) for the three months ended
March 31, 2014		(52,869,103)		(20,052,000)		(5,949,013)	(78,870,116)
Additions	19,175.091	48,473,927	56.387	148,024	1,350.859	3,609,080	52,231,031
Redemptions	(6,898.611)	(17,118,552)	(2,278.560)	(5,939,287)	(319.084)	(843,120)	(23,900,959)
Offering costs		(555,813)		0		(64,839)	(620,652)
Balances at March 31, 2014	183,315.625	$439,825,286	63,083.001	$157,827,576	20,027.554	$51,291,037	$648,943,899

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013

$3,350.08	$3,130.36	$2,399.28	$2,700.52

Net Asset Value per Other Unitholders’ Unit - Series B

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013

$3,583.70	$3,343.32	$2,501.90	$2,812.50

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013

$3,620.79	$3,370.09	$2,561.02	$2,871.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.
	Series A
	Three Months Ended March 31,
	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,130.36	$2,700.52

Income (loss) from operations:
Total net trading gains (losses) (1)	310.74	(274.37)
Net investment income (loss) (1)	(86.82)	(23.72)

Total net income (loss) from operations	223.92	(298.09)

Offering costs (1)	(4.20)	(3.15)

Net asset value per unit at end of period	$3,350.08	$2,399.28

Total Return (4)	7.02%	(11.15)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.25%	4.14%
Performance fee (4)	1.70%	0.00%

Total expenses	5.95%	4.14%

Net investment income (loss) (2,3)	(3.75)%	(3.69)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.
	Series B
	Three Months Ended March 31,
	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,343.32	$2,812.50

Income (loss) from operations:
Total net trading gains (losses) (1)	332.67	(285.89)
Net investment income (loss) (1)	(92.29)	(24.71)

Total net income (loss) from operations	240.38	(310.60)

Net asset value per unit at end of period	$3,583.70	$2,501.90

Total Return (4)	7.19%	(11.04)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.30%	4.18%
Performance fee (4)	1.71%	0.00%

Total expenses	6.01%	4.18%

Net investment income (loss) (2,3)	(3.78)%	(3.72)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.
	Series W
	Three Months Ended March 31,
	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,370.09	$2,871.11

Income (loss) from operations:
Total net trading gains (losses) (1)	335.10	(292.12)
Net investment income (loss) (1)	(79.88)	(14.62)

Total net income (loss) from operations	255.22	(306.74)

Offering costs (1)	(4.52)	(3.35)

Net asset value per unit at end of period	$3,620.79	$2,561.02

Total Return (4)	7.44%	(10.80)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.48%	2.59%
Performance fee (4)	1.77%	0.00%

Total expenses	4.25%	2.59%

Net investment income (loss) (2,3)	(1.97)%	(2.14)%

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
MARCH 31, 2015 (Unaudited)

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Trust

The Campbell Fund Trust (the "Trust") is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

The Trust meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2013-08, Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated and are determined using the specific identification method. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the FASB Accounting Standards Codification (“ASC”) 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2015 and December 31, 2014 and for the periods ended March 31, 2015 and 2014, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	Fair Value at March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,691	$0	$0	$1,691
Fixed income securities	0	675,719,623	0	675,719,623

Other Financial Instruments
Exchange-traded futures contracts	17,404,802	0	0	17,404,802
Forward currency contracts	0	19,687,758	0	19,687,758
Total	$17,406,493	$695,407,381	$0	$712,813,874

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,155,613	$0	$0	$1,155,613
Fixed income securities	0	624,013,898	0	624,013,898

Other Financial Instruments
Exchange-traded futures contracts	25,227,492	0	0	25,227,492
Forward currency contracts	0	14,637,620	0	14,637,620
Total	$26,383,105	$638,651,518	$0	$665,034,623

The Trust recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2015 or the year ended December 31, 2014.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2011 through 2014 tax years remain subject to examination by the U.S. federal and most state tax authorities.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,051,904 and $3,131,579 for Series A units and $656,468 and $603,683 for Series W units, respectively.

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

Note 4. ADMINISTRATOR

SEI Investments Global Fund Services ("SEI") was the Administrator of the Trust from August 1, 2012 through December 31, 2014.  Northern Trust Hedge Fund Services LLC became the Administrator of the Trust, effective January 1, 2015. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the three months ended March 31, 2015 and 2014, Campbell & Company received redemption fees of $199 and $18,932, respectively.

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2015 and December 31, 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2015 Fair Value	Liability Derivatives at March 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,893,683	$(1,529,999)	$5,363,684
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,434,698	(518,306)	1,916,392
Metal Contracts	Net unrealized gain (loss) on open futures contracts	11,019,460	(12,337,735)	(1,318,275)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,311,644	(4,580,507)	1,731,137
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,677,520	(2,321,863)	(644,343)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	11,778,451	(1,422,244)	10,356,207
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	44,406,876	(24,719,118)	19,687,758
Totals		$84,522,332	$(47,429,772)	$37,092,560
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,437,817	$(3,847,857)	$(1,410,040)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,487,874	(429,844)	4,058,030
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,750,075	(3,597,047)	1,153,028
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	8,241,753	(6,968,720)	1,273,033
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,244,367	(508,131)	736,236
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	19,640,395	(223,190)	19,417,205
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,240,885	(25,603,265)	14,637,620
Totals		$81,043,166	$(41,178,054)	$39,865,112
* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2015	Trading Gains (Losses) for the Three Months Ended March 31, 2014
Agriculture Contracts	$5,299,895	$274,358
Energy Contracts	1,011,798	(13,829,825)
Metal Contracts	(3,042,124)	(15,173,806)
Stock Indices Contracts	22,407,829	(32,761,347)
Short-Term Interest Rate Contracts	(2,054,454)	(2,249,710)
Long Term Interest Rate Contracts	28,492,297	3,807,839
Forward Currency Contracts	24,704,009	(11,580,686)
Total	$76,819,250	$(71,513,177)

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2015	Trading Gains (Losses) for the Three Months Ended March 31, 2014
Futures trading gains (losses):
Realized**	$59,937,931	$(48,893,197)
Change in unrealized	(7,822,690)	(11,039,294)
Forward currency trading gains (losses):
Realized	19,653,871	(10,999,429)
Change in unrealized	5,050,138	(581,257)
Total	$76,819,250	$(71,513,177)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 85,400 and 96,000, respectively, and the monthly average of notional value of forward currency contracts was $4,681,000,000 and $6,775,200,000, respectively.

Open contracts generally mature within three months; as of March 31, 2015, the latest maturity date for open futures contracts is June 2016 and the latest maturity date for open forward currency contracts is June 2015. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2015 and December 31, 2014 was $122,248,600 and $145,098,244, respectively, which equals 14% and 19% of Net Asset Value, respectively. The cash deposited with the interbank market maker at March 31, 2015 and December 31, 2014 was $68,522 and $62,823, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at March 31, 2015 and December 31, 2014 was restricted cash for margin requirements of $25,750,036 and $7,319,383, respectively, which equals 3% and 1% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

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

Offsetting of Derivative Assets
As of March 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$29,469,867	$(12,113,735)	$17,356,132
	Goldman Sachs	10,645,590	(10,596,920)	48,670
Forward currency contracts	Royal Bank of Scotland	44,406,876	(24,719,118)	19,687,758
Total derivatives		$84,522,333	$(47,429,773)	$37,092,560
Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$17,356,132	$0	$0	$17,356,132
Goldman Sachs	48,670	0	0	48,670
Royal Bank of Scotland	19,687,758	0	0	19,687,758
Total	$37,092,560	$0	$0	$37,092,560
Offsetting of Derivative Liabilities
As of March 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,113,735	$(12,113,735)	$0
	Goldman Sachs	10,596,920	(10,596,920)	0
Forward currency contracts	Royal Bank of Scotland	24,719,118	(24,719,118)	0
Total derivatives		$47,429,773	$(47,429,773)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

Offsetting of Derivative Assets
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$32,807,932	$(7,988,622)	$24,819,310
	Goldman Sachs	7,994,349	(7,586,167)	408,182
Forward currency contracts	Royal Bank of Scotland	40,240,885	(25,603,265)	14,637,620
Total derivatives		$81,043,166	$(41,178,054)	$39,865,112
Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$24,819,310	$0	$0	$24,819,310
Goldman Sachs	408,182	0	0	408,182
Royal Bank of Scotland	14,637,620	0	0	14,637,620
Total	$39,865,112	$0	$0	$39,865,112
Offsetting of Derivative Liabilities
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,988,622	$(7,988,622)	$0
	Goldman Sachs	7,586,167	(7,586,167)	0
Forward currency contracts	Royal Bank of Scotland	25,603,265	(25,603,265)	0
Total derivatives		$41,178,054	$(41,178,054)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2015 and December 31, 2014, and the statements of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2015 and December 31, 2014, and the results of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, the aggregate capitalization of the Trust was $860,337,251 with Series A, Series B and Series W comprising $608,729,613, $165,844,366 and $85,763,272, respectively, of the total. The Net Asset Value per Unit was $3,350.08 for Series A, $3,583.70 for Series B, and $3,620.79 for Series W.

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

Results of Operations

The returns for Series A for the three months ended March 31, 2015 and 2014 were 7.02% and (11.15)%. The returns for Series B for the three months ended March 31, 2015 and 2014 were 7.19% and (11.04)%, respectively. The returns for Series W for the three months ended March 31, 2015 and 2014 were 7.44% and (10.80)%, respectively.

2015 (For the Three Months Ending March 31)

Of the 2015 year-to-date increase of 7.02% for Series A, approximately 9.97% was due to trading gains (before commissions) and  approximately 0.13% due to investment income, offset by approximately 3.08% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2015 year-to-date increase of 7.19% for Series B, approximately 9.97% was due to trading gains (before commissions) and approximately 0.13% due to investment income, offset by approximately 2.91% due to brokerage fees, management fees, performance fees and operating costs borne by Series B.

Of the 2015 year-to-date increase of 7.44% for Series W, approximately 9.97% was due to trading gains (before commissions) and approximately 0.13% due to investment income, offset by approximately 2.66% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs borne by Series W.

During the three months ended March 31, 2015, the Trust accrued management fees in the amount of $7,756,411 and paid management fees in the amount of $7,463,981.  Performance fees were accrued in the amount of $13,671,976 and paid in the amount of $16,926,133.

An analysis of the 9.97% gross trading losses for the Trust for the three months ended March 31, 2015 by sector is as follows:

Sector	% Gain (Loss)
Commodities	0.42%
Currencies	3.09
Interest Rates	3.60
Stock Indices	2.86
9.97%

The Trust had a strong start to 2015 with gains during January in all sectors - interest rates, commodities, foreign exchange, and stock indices. The largest gains for January came from long global interest rate positions driven by the trend-following strategies as interest rate products rallied during the month.  Widespread deflationary concerns and slowing economic growth led to extraordinary central bank actions during the month. The European Central Bank (ECB) exceeded market expectations with their quantitative easing (QE) package and over ten other central banks eased financial conditions as well.  Commodity positions were another source of profits during the month.  Trend following strategies showed gains while non-trend programs produced some offsetting losses.  Short energy exposure was one of the best performing sub-sectors as the sell-off across the energy complex continued unabated.  Both WTI and Brent each lost more than 8% during the month.  In the industrial metal sub-sector, short copper positioning was also a winner as slowing demand and growing inventories sent the price to a five year low.  Precious metals produced the largest offsetting losses as shorts on silver and gold suffered from flight to safety buying during the month.  Foreign exchange contributed additional gains, driven by the trend following systems.  Long positioning in the U.S. dollar proved profitable, especially versus short the Canadian dollar and the euro.  The Canadian central bank unexpectedly cut interest rates pushing their currency sharply lower.  The ECB announced a larger than expected QE package that sent the euro down to levels not seen since 2003.  Some offsetting losses were experienced in short Swiss franc positioning when the Swiss National Bank shocked global markets by suddenly removing its three-year old peg to the euro which sent the franc sharply higher.  Stock index positioning from the trend following systems showed small additional gains during the month.  Gains were found from long positioning in Europe and Canada where central bank easing provided a boost to equities in those regions.

February for the Trust comprised of losses in commodities, interest rates, and foreign exchange offset gains from stock indices. The largest losses came from short commodity positions driven by both trend-following and non-trend following strategies.  Short energy exposure was one of the worst performing sub-sectors as the crude complex experienced a significant bounce during the month after a sharp six-month sell-off.  Signs of falling production, refinery disruptions, and cold weather helped to squeeze prices higher.  Grain positions added to losses as short positions in corn and wheat were hurt by stronger export sales.  Some offsetting gains were found in the soft commodities.  A short position in coffee experienced profits as improving weather in Brazil boosted prospects for an abundant harvest which weighed heavily on the product.  Interest rate positions were another source of losses during the month.  Trend following strategies showed declines while non-trend programs produced some offsetting gains.  Long positioning within the United States and the United Kingdom produced some of the largest losses as better economic data, improving inflation trends, and less dovish central bank comments pressured markets lower. Foreign exchange contributed small additional losses.  Short positioning on the British pound versus the U.S. dollar suffered from hawkish U.K. central bank comments on the back of stronger than expected economic data.  Some offsetting gains came from short euro and short yen positions, both versus the U.S. dollar, as diverging central bank policy paths continue to provide opportunity for our strategies.  Stock index positioning from both trend following and non-trend following systems showed strong gains during the month.  Global profits were found from long positioning in the U.S., Japan, Australia, Europe, and Canada as a bounce in oil prices alleviated some fears around a global growth slowdown.  Pockets of stronger than expected economic data linked with a tentative resolution to the Greek geopolitical crisis fed the risk-on sentiment for stocks.

Gains in foreign exchange and commodities led to a profitable March for the Trust as profits from foreign exchange, commodity, and interest rate holdings all contributed while stock index positions produced some offsetting losses during the month.  The largest profits for March were provided by foreign exchange positions from both trend following and non-trend strategies.  Short euro positioning versus the U.S. dollar was one of the best performing holdings.  The euro continued to trade lower as the European Central Bank’s unprecedented monetary stimulus contrasted sharply with the U.S. Federal Reserve, which many expect to raise interest rates later this year.  The euro was also pressured lower as Greece struggles to secure bailout funds and avert a default.  Other gains came from short positioning on several commodity currencies as the price of oil resumed its downward trend pulling those markets lower.  Commodities were another source of profits during the month.  Short positioning across the energy complex proved profitable as the sell-off in those markets began again amid new signs of global oversupply.  A potential political agreement with Iran also threatened to dump even more supply on the already saturated market if Western sanctions are scaled back.  Soft commodities were another source of gains.  Short positioning on sugar and coffee produced profits as favorable growing weather increased expectations for plentiful supplies of those commodities.  Small additional gains came from interest rate positions.  Long positioning across long-dated global instruments continues to be the theme for positioning within this sector.  Losses in Japan and Germany were more than offset by gains experienced in the United States, Australia, the United Kingdom, and Canada.  Global stock indexes showed losses from both trend and non-trend strategies.  Global stocks were mixed during March as some gains in Europe, helped by the ECB’s quantitative easing program, were offset by losses in the U.S., U.K., Canada, and Australia hampered by a stronger U.S. dollar and falling global commodity prices.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2015 and December 31, 2014 and the trading gains/losses by market category for the three months ended March 31, 2015 and the year ended December 31, 2014.

	March 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.72%	0.42%
Currencies	1.50%	3.09%
Interest Rates	0.91%	3.60%
Stock Indices	0.63%	2.86%

Aggregate/Total	2.08%	9.97%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the three months ended March 31, 2015.

Of the 2015 year-to-date increase of 7.02% for Series A, approximately 9.97% was due to trading gains (before commissions) and  approximately 0.13% due to investment income, offset by approximately 3.08% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

Of the 2015 year-to-date increase of 7.19% for Series B, approximately 9.97% was due to trading gains (before commissions) and approximately 0.13% due to investment income, offset by approximately 2.91% due to brokerage fees, management fees, performance fees and operating costs borne by Series B.

Of the 2015 year-to-date increase of 7.44% for Series W, approximately 9.97% was due to trading gains (before commissions) and approximately 0.13% due to investment income, offset by approximately 2.66% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs borne by Series W.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	3.34%
Currencies	0.84%	9.83%
Interest Rates	0.94%	15.18%
Stock Indices	0.53%	(3.45)%

Aggregate/Total	1.31%	24.90%

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2015 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2015.

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

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable

Item 4. Mine Safety Disclosures.

            Not applicable

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company, LP (1)

10.02	Global Institutional Master Custody Agreement (2)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2015 and December 31, 2014, (ii) Statements of Financial Condition March 31, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months Ended March 31, 2015 and 2014, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2015 and 2014, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2015 and 2014, (vi) Financial Highlights For the Three Months Ended March 31, 2015 and 2014, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 15, 2015	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2015 and December 31, 2014, (ii) Statements of Financial Condition March 31, 2015 and December 31, 2014, (iii) Statements of Operations For the Three Months Ended March 31, 2015 and 2014, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2015 and 2014, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Three Months Ended March 31, 2015 and 2014, (vi) Financial Highlights For the Three Months Ended March 31, 2015 and 2014, (vii) Notes to Financial Statements.