Form 10-Q
period 2015-06-30
CAMPBELL FUND TRUST
filed 2015-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to

or

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2015 and December 31, 2014 (Unaudited)	5

	Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	7

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	8-9

	Financial Highlights for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	22-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	29-33

Item 4.	Controls and Procedures.	33

PARTII — OTHER INFORMATION

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	34

Item 4.	Mine Safety Disclosures.	34

Item 5.	Other Information.	34

Item 6.	Exhibits.	34

SIGNATURES		35

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$38,248,630	4.22%
	Credit Cards	17,790,586	1.96%
	Equipment Loans	4,210,960	0.46%
	Utility Rate Reduction Bonds	2,233,047	0.25%
	Total Asset Backed Securities (cost $62,467,393)	62,483,223	6.89%

	Commercial Paper
	Switzerland
	Financials (cost $10,667,327)	10,667,679	1.18%
	United States
	Consumer Discretionary	54,683,743	6.03%
	Consumer Staples	22,553,466	2.49%
	Energy	9,879,140	1.09%
	Financials	82,080,093	9.05%
	Industrials	31,759,126	3.50%
	Materials	13,488,224	1.49%
	Utilities	106,145,605	11.70%
	Total United States (cost $320,580,233)	320,589,397	35.35%
	Total Commercial Paper (cost $331,247,560)	331,257,076	36.53%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,880,554)	4,881,664	0.54%
	United States
	Communications	25,971,097	2.86%
	Consumer Discretionary	41,528,612	4.58%
	Consumer Staples	17,447,929	1.92%
	Financials	140,320,806	15.47%
	Health Care	15,329,631	1.69%
	Technology	14,756,669	1.63%
	Utilities	1,716,844	0.19%
	Total United States (cost $256,971,321)	257,071,588	28.34%
	Total Corporate Bonds (cost $261,851,875)	261,953,252	28.88%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$60,000,000	U.S. Treasury Bills Due 07/23/2015*	60,000,660	6.61%
$55,000,000	U.S. Treasury Bills Due 09/17/2015*	55,000,880	6.06%
$20,000,000	U.S. Treasury Bills Due 10/01/2015*	19,999,480	2.21%
$65,750,000	U.S. Treasury Bills Due 10/22/2015*	65,747,436	7.25%
	Total Government And Agency Obligations (cost $200,747,219)	200,748,456	22.13%

	Total Fixed Income Securities** (cost $856,314,047)	$856,442,007	94.43%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $5,913,696)	$5,913,696	0.65%
	Total Short Term Investments (cost $5,913,696)	$5,913,696	0.65%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2015 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$3,109,624	0.34%
Energy	38,077	0.00%
Metals	(11,454,705)	(1.26)%
Stock indices	(8,171,994)	(0.90)%
Short-term interest rates	2,171,497	0.24%
Long-term interest rates	1,278,013	0.14%
Net unrealized gain (loss) on long futures contracts	$(13,029,488)	(1.44)%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(15,111,654)	(1.67)%
Energy	(1,208,685)	(0.13)%
Metals	12,751,051	1.41%
Stock indices	3,531,210	0.39%
Short-term interest rates	(476,311)	(0.05)%
Long-term interest rates	(4,606,015)	(0.51)%
Net unrealized gain (loss) on short futures contracts	$(5,120,404)	(0.56)%

Net unrealized gain (loss) on open futures contracts	$(18,149,892)	(2.00)%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(12,121,428)	(1.34)%
Various short forward currency contracts	2,348,070	0.26%
Net unrealized gain (loss) on open forward currency contracts	$(9,773,358)	(1.08)%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $135,001,020 deposited with the futures brokers and $65,747,436 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2014 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,164,098	2.30%
	Credit Cards	3,906,213	0.52%
	Equipment	1,736,330	0.23%
	Utility Rate Reduction Bonds	1,178,380	0.16%
	Total Asset Backed Securities (cost $24,009,579)	23,985,021	3.21%

	Commercial Paper
	United States
	Consumer Discretionary	36,268,906	4.85%
	Consumer Staples	41,535,967	5.55%
	Energy	33,532,018	4.48%
	Financials	44,285,091	5.92%
	Industrials	6,518,131	0.87%
	Materials	4,249,818	0.57%
	Technology	24,999,469	3.34%
	Utilities	38,721,324	5.18%
	Total Commercial Paper (cost $230,106,802)	230,110,724	30.76%

	Corporate Bonds
	United Kingdom
	Materials (cost $16,000,000)	16,015,040	2.14%
	United States
	Communications	37,372,502	5.00%
	Consumer Discretionary	35,898,692	4.80%
	Consumer Staples	4,592,458	0.61%
	Financials	120,680,364	16.13%
	Health Care	4,442,815	0.59%
	Technology	4,065,720	0.54%
	Utilities	1,752,318	0.24%
	Total United States (cost $208,810,766)	208,804,869	27.91%
	Total Corporate Bonds (cost $224,810,766)	224,819,909	30.05%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$30,000,000	U.S. Treasury Bills Due 01/08/2015*	29,999,940	4.01%
$50,000,000	U.S. Treasury Bills Due 01/22/2015*	49,999,150	6.69%
$65,100,000	U.S. Treasury Bills Due 01/29/2015*	65,099,154	8.70%
	Total Government And Agency Obligations (cost $145,099,645)	145,098,244	19.40%

	Total Fixed Income Securities** (cost $624,026,792)	$624,013,898	83.42%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,155,613)	$1,155,613	0.15%
	Total Short Term Investments (cost $1,155,613)	$1,155,613	0.15%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2015 and December 31, 2014 (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Equity in futures broker trading accounts
Cash	$35,928,575	$83,369,555
Restricted cash	32,798,642	7,319,383
Fixed income securities (cost $134,997,219 and $79,999,825, respectively)	135,001,020	79,999,090
Net unrealized gain on open futures contracts	5,910,623	25,227,492
Net unrealized loss on open futures contracts	(24,060,515)	0
Total equity in futures broker trading accounts	185,578,345	195,915,520

Cash	35,478,011	15,018,667
Short term investments (cost $5,913,696 and $1,155,613, respectively)	5,913,696	1,155,613
Fixed income securities (cost $721,316,828 and $544,026,967, respectively)	721,440,987	544,014,808
Net unrealized gain (loss) on open forward currency contracts	(9,773,358)	14,637,620
Interest receivable	985,994	864,167
Subscription receivable	150,000	151,900
Total assets	$939,773,675	$771,758,295

LIABILITIES
Accounts payable	$368,510	$222,404
Management fee payable	2,858,427	2,401,684
Service fee payable	15,703	14,988
Payable for securities purchased	25,908,372	0
Accrued commissions and other trading fees on open contracts	174,631	118,330
Offering costs payable	313,603	247,154
Performance fee payable	0	16,846,386
Redemptions payable	3,132,595	3,897,330
Total liabilities	32,771,841	23,748,276

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Managing Operator - 14.925 and 0.000 units outstanding at June 30, 2015 and December 31, 2014	42,679	0
Other Unitholders - 240,889.269 and 163,776.415 units outstanding at June 30, 2015 and December 31, 2014	688,839,593	512,679,918
Series B Units - Redeemable
Other Unitholders - 46,199.220 and 47,305.148 units outstanding at June 30, 2015 and December 31, 2014	141,499,949	158,156,273
Series W Units - Redeemable
Other Unitholders - 24,681.562 and 22,899.655 units outstanding at June 30, 2015 and December 31, 2014	76,619,613	77,173,828
Total unitholders' capital (Net Asset Value)	907,001,834	748,010,019

Total liabilities and unitholders' capital (Net Asset Value)	$939,773,675	$771,758,295

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(82,246,083)	$27,254,696	$(22,604,194)	$(21,687,409)
Change in unrealized	(35,554,694)	7,636,700	(43,377,384)	(3,402,594)
Brokerage commissions	(1,436,272)	(1,032,234)	(2,399,407)	(2,191,147)
Net gain (loss) from futures trading	(119,237,049)	33,859,162	(68,380,985)	(27,281,150)

Forward currency trading gains (losses)
Realized	15,213,709	(7,226,596)	34,867,580	(18,226,025)
Change in unrealized	(29,461,116)	3,756,475	(24,410,978)	3,175,218
Brokerage commissions	(89,168)	(65,416)	(168,410)	(144,945)
Net gain (loss) from forward currency trading	(14,336,575)	(3,535,537)	10,288,192	(15,195,752)

Total net trading gain (loss)	(133,573,624)	30,323,625	(58,092,793)	(42,476,902)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	817,970	475,361	1,464,140	1,075,715
Realized gain (loss) on fixed income securities	(2,244)	(115)	11,633	12,865
Change in unrealized gain (loss) on fixed income securities	(204,674)	27,624	140,854	177,668
Total investment income	611,052	502,870	1,616,627	1,266,248

Expenses
Management fee	8,135,983	6,046,805	15,892,394	12,449,057
Service fee	47,783	31,349	99,810	84,906
Performance fee	0	0	13,671,976	0
Operating expenses	395,614	325,842	726,870	703,000
Total expenses	8,579,380	6,403,996	30,391,050	13,236,963

Net investment income (loss)	(7,968,328)	(5,901,126)	(28,774,423)	(11,970,715)

NET INCOME (LOSS)	$(141,541,952)	$24,422,499	$(86,867,216)	$(54,447,617)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average units outstanding during the period)
Series A	$(519.28)	$93.24	$(364.42)	$(210.23)
Series B	$(522.15)	$98.72	$(275.98)	$(224.07)
Series W	$(513.70)	$115.13	$(273.00)	$(185.87)

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$(490.51)	$94.02	$(270.79)	$(207.22)
Series B	$(520.88)	$101.31	$(280.50)	$(209.29)
Series W	$(516.46)	$112.13	$(265.76)	$(197.96)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	202,381.525	172,927.605	185,527.524	174,787.632
Series B	46,210.926	60,802.312	46,483.134	62,702.316
Series W	23,984.328	19,947.803	23,552.683	19,649.982

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$(86,867,216)	$(54,447,617)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	67,647,508	49,708
(Increase) decrease in restricted cash	(25,479,259)	0
(Increase) decrease in receivable for securities sold	0	(3,630,000)
(Increase) decrease in interest receivable	(121,827)	307,034
Increase (decrease) in payable for securities purchased	25,908,372	26,984,884
Increase (decrease) in accounts payable and accrued expenses	(16,186,521)	(295,709)
Purchases of investments	(6,484,752,346)	(8,267,989,414)
Sales/maturities of investments	6,247,707,008	8,354,709,645
Net cash from (for) operating activities	(272,144,281)	55,688,531

Cash flows from (for) financing activities
Addition of units	265,735,626	77,054,035
Redemption of units	(18,950,887)	(113,108,892)
Offering costs paid	(1,622,094)	(1,233,293)
Net cash from (for) financing activities	245,162,645	(37,288,150)

Net increase (decrease) in cash	(26,981,636)	18,400,381

Unrestricted cash
Beginning of period	98,388,222	60,449,920

End of period	$71,406,586	$78,850,301

End of period cash consists of:
Cash in futures broker trading accounts	$35,928,575	$68,892,725
Cash	35,478,011	9,957,576

Total end of period cash	$71,406,586	$78,850,301

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Unitholders' Capital - Series A
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2015

Balances at December 31, 2014	0.000	$0	163,776.415	$512,679,918	163,776.415	$512,679,918

Net income (loss) for the six months ended June 30, 2015		(7,263)		(67,601,851)		(67,609,114)
Additions	14.925	50,000	80,973.530	257,478,800	80,988.455	257,528,800
Redemptions	(0.000)	(0)	(3,860.676)	(12,233,495)	(3,860.676)	(12,233,495)
Offering costs		(58)		(1,483,779)		(1,483,837)
Balances at June 30, 2015	14.925	$42,679	240,889.269	$688,839,593	240,904.194	$688,882,272

Six Months Ended June 30, 2014

Balances at December 31, 2013	0.000	$0	171,039.145	$461,894,827	171,039.145	$461,894,827

Net income (loss) for the six months ended June 30, 2014		0		(36,745,775)		(36,745,775)
Additions	0.000	0	28,460.304	71,095,854	28,460.304	71,095,854
Redemptions	(0.000)	(0)	(44,130.931)	(107,779,780)	(44,130.931)	(107,779,780)
Offering costs		0		(1,084,911)		(1,084,911)
Balances at June 30, 2014	0.000	$0	155,368.518	$387,380,215	155,368.518	$387,380,215

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series A

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
$2,859.57	$3,130.36	$2,493.30	$2,700.52

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Unitholders' Capital
	Series B - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2015

Balances at December 31, 2014	47,305.148	$158,156,273	22,899.655	$77,173,828	$748,010,019

Net income (loss) for the six months ended June 30, 2015		(12,828,323)		(6,429,779)	(86,867,216)
Additions	470.653	1,593,531	1,935.232	6,611,395	265,733,726
Redemptions	(1,576.581)	(5,421,532)	(153.325)	(531,125)	(18,186,152)
Offering costs		0		(204,706)	(1,688,543)
Balances at June 30, 2015	46,199.220	$141,499,949	24,681.562	$76,619,613	$907,001,834

Six Months Ended June 30, 2014

Balances at December 31, 2013	65,305.174	$183,670,839	18,995.779	$54,538,929	$700,104,595

Net income (loss) for the six months ended June 30, 2014		(14,049,501)		(3,652,341)	(54,447,617)
Additions	120.756	309,940	1,987.597	5,274,249	76,680,043
Redemptions	(11,611.565)	(29,841,207)	(1,094.145)	(2,863,727)	(140,484,714)
Offering costs		0		(130,137)	(1,215,048)
Balances at June 30, 2014	53,814.365	$140,090,071	19,889.231	$53,166,973	$580,637,259

Net Asset Value per Other Unitholders' Unit - Series B

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
$3,062.82	$3,343.32	$2,603.21	$2,812.50

Net Asset Value per Other Unitholders' Unit - Series W

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
$3,104.33	$3,370.09	$2,673.15	$2,871.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,350.08	$2,399.28	$3,130.36	$2,700.52

Income (loss) from operations:
Total net trading gains (losses) (1)	(456.72)	120.87	(151.19)	(153.50)
Net investment income (loss) (1)	(29.95)	(23.79)	(111.60)	(47.51)

Total net income (loss) from operations	(486.67)	97.08	(262.79)	(201.01)

Offering costs (1)	(3.84)	(3.06)	(8.00)	(6.21)

Net asset value per unit at end of period	$2,859.57	$2,493.30	$2,859.57	$2,493.30

Total Return (4)	(14.64)%	3.92%	(8.65)%	(7.67)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	3.94%	4.31%	4.06%	4.22%
Performance fee (4)	0.00%	0.00%	1.55%	0.00%

Total expenses	3.94%	4.31%	5.61%	4.22%

Net investment income (loss) (2,3)	(3.68)%	(3.98)%	(3.69)%	(3.83)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,583.70	$2,501.90	$3,343.32	$2,812.50

Income (loss) from operations:
Total net trading gains (losses) (1)	(488.80)	126.14	(155.78)	(159.75)
Net investment income (loss) (1)	(32.08)	(24.83)	(124.72)	(49.54)

Total net income (loss) from operations	(520.88)	101.31	(280.50)	(209.29)

Net asset value per unit at end of period	$3,062.82	$2,603.21	$3,062.82	$2,603.21

Total Return (4)	(14.53)%	4.05%	(8.39)%	(7.44)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.10%	4.30%	4.23%	4.23%
Performance fee (4)	0.00%	0.00%	1.76%	0.00%

Total expenses	4.10%	4.30%	5.99%	4.23%

Net investment income (loss) (2,3)	(3.81)%	(3.98)%	(3.82)%	(3.83)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three and six months ended June 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,620.79	$2,561.02	$3,370.09	$2,871.11

Income (loss) from operations:
Total net trading gains (losses) (1)	(494.55)	129.33	(160.59)	(162.80)
Net investment income (loss) (1)	(17.74)	(13.93)	(96.48)	(28.54)

Total net income (loss) from operations	(512.29)	115.40	(257.07)	(191.34)

Offering costs (1)	(4.17)	(3.27)	(8.69)	(6.62)

Net asset value per unit at end of period	$3,104.33	$2,673.15	$3,104.33	$2,673.15

Total Return (4)	(14.26)%	4.38%	(7.89)%	(6.89)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.37%	2.47%	2.44%	2.51%
Performance fee (4)	0.00%	0.00%	1.78%	0.00%

Total expenses	2.37%	2.47%	4.22%	2.51%

Net investment income (loss) (2,3)	(2.08)%	(2.15)%	(2.04)%	(2.13)%

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
JUNE 30, 2015 (Unaudited)

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated and are determined using the specific identification method. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the FASB Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
JUNE 30, 2015 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2015 and December 31, 2014 and for the periods ended June 30, 2015 and 2014, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Fair Value at June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,913,696	$0	$0	$5,913,696
Fixed income securities	0	856,442,007	0	856,442,007

Other Financial Instruments
Exchange-traded futures contracts	(18,149,892)	0	0	(18,149,892)
Forward currency contracts	0	(9,773,358)	0	(9,773,358)
Total	$(12,236,196)	$846,668,649	$0	$834,432,453

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,155,613	$0	$0	$1,155,613
Fixed income securities	0	624,013,898	0	624,013,898

Other Financial Instruments
Exchange-traded futures contracts	25,227,492	0	0	25,227,492
Forward currency contracts	0	14,637,620	0	14,637,620
Total	$26,383,105	$638,651,518	$0	$665,034,623

The Trust recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2015 or the year ended December 31, 2014.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See the Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)
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

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Trust ("offering costs"). Series A units and Series W units will each bear the offering costs incurred in the relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and Series W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Series' month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. Series A and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,409,603 and $3,131,579 for Series A units and $618,587 and $603,683 for Series W units, respectively.

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
JUNE 30, 2015 (Unaudited)

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the six months ended June 30, 2015 and 2014, Campbell & Company received redemption fees of $13,147 and $240,147, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2015 Fair Value	Liability Derivatives at June 30, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain/loss on open futures contracts	$4,038,134	$(16,040,164)	$(12,002,030)
Energy Contracts	Net unrealized gain/loss on open futures contracts	240,059	(1,410,667)	(1,170,608)
Metal Contracts	Net unrealized gain/loss on open futures contracts	14,413,446	(13,117,100)	1,296,346
Stock Indices Contracts	Net unrealized gain/loss on open futures contracts	4,869,950	(9,510,734)	(4,640,784)
Short-Term Interest Rate Contracts	Net unrealized gain/loss on open futures contracts	2,213,692	(518,506)	1,695,186
Long-Term Interest Rate Contracts	Net unrealized gain/loss on open futures contracts	2,380,449	(5,708,451)	(3,328,002)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	29,325,125	(39,098,483)	(9,773,358)
Totals		$57,480,855	$(85,404,105)	$(27,923,250)

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain/loss on open futures contracts	$2,437,817	$(3,847,857)	$(1,410,040)
Energy Contracts	Net unrealized gain/loss on open futures contracts	4,487,874	(429,844)	4,058,030
Metal Contracts	Net unrealized gain/loss on open futures contracts	4,750,075	(3,597,047)	1,153,028
Stock Indices Contracts	Net unrealized gain/loss on open futures contracts	8,241,753	(6,968,720)	1,273,033
Short-Term Interest Rate Contracts	Net unrealized gain/loss on open futures contracts	1,244,367	(508,131)	736,236
Long-Term Interest Rate Contracts	Net unrealized gain/loss on open futures contracts	19,640,395	(223,190)	19,417,205
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,240,885	(25,603,265)	14,637,620
Totals		$81,043,166	$(41,178,054)	$39,865,112

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended June 30, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2015	Trading Gains (Losses) for the Three Months Ended June 30, 2014
Agriculture Contracts	$(25,488,967)	$(2,157,719)
Energy Contracts	(24,273,764)	(3,306,253)
Metal Contracts	(11,915,459)	1,541,064
Stock Indices Contracts	(17,266,824)	18,439,489
Short-Term Interest Rate Contracts	(541,943)	(5,902,373)
Long Term Interest Rate Contracts	(38,559,267)	26,264,340
Forward Currency Contracts	(14,247,407)	(3,470,121)
Total	$(132,293,631)	$31,408,427

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2015	Trading Gains (Losses) for the Six Months Ended June 30, 2014
Agriculture Contracts	$(20,189,072)	$(1,883,361)
Energy Contracts	(23,261,967)	(17,136,078)
Metal Contracts	(14,957,583)	(13,632,742)
Stock Indices Contracts	5,141,005	(14,357,312)
Short-Term Interest Rate Contracts	(2,596,396)	(8,153,339)
Long Term Interest Rate Contracts	(10,066,969)	30,067,400
Forward Currency Contracts	10,456,602	(15,050,807)
Total	$(55,474,380)	$(40,146,239)

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2015	Trading Gains (Losses) for the Three Months Ended June 30, 2014
Futures trading gains (losses):
Realized**	$(82,491,530)	$27,241,848
Change in unrealized	(35,554,694)	7,636,700
Forward currency trading gains (losses):
Realized	15,213,709	(7,226,596)
Change in unrealized	(29,461,116)	3,756,475
Total	$(132,293,631)	$31,408,427

Line Item in the Statement of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2015	Trading Gains (Losses) for the Six Months Ended June 30, 2014
Futures trading gains (losses):
Realized**	$(22,553,598)	$(21,692,838)
Change in unrealized	(43,377,384)	(3,402,594)
Forward currency trading gains (losses):
Realized	34,867,580	(18,226,025)
Change in unrealized	(24,410,978)	3,175,218
Total	$(55,474,380)	$(40,146,239)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 120,900 and 86,100, respectively, and the monthly average of notional value of forward currency contracts was $5,637,100,000 and $5,623,600,000, respectively.

For the six months ended June 30, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 103,200 and 91,100, respectively, and the monthly average of notional value of forward currency contracts was $5,158,900,000 and $6,199,400,000, respectively.

Open contracts generally mature within three months; as of June 30, 2015, the latest maturity date for open futures contracts is September 2016 and the latest maturity date for open forward currency contracts is September 2015. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)
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

Under the terms of each of the master netting agreement with UBS Securities and Goldman Sachs, upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities and Goldman Sachs have the right to close out any or all open contracts held in the Trust's account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust's account. The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2015 and December 31, 2014 was $200,748,456 and $145,098,244, respectively, which equals 22% and 19% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2015 and December 31, 2014 was $13,270,296 and $62,823, respectively, which equals 1% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at June 30, 2015 and December 31, 2014 was restricted cash for margin requirements of $32,798,642 and $7,319,383, respectively, which equals 4% and 1 % of Net Asset Value, respectively.

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

Offsetting of Derivative Assets
As of June 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,657,546	$(9,657,546)	$0
Futures contracts	Goldman Sachs	18,498,184	(12,587,561)	5,910,623
Forward currency contracts	Royal Bank of Scotland	29,325,125	(29,325,125)	0
Total derivatives		$57,480,855	$(51,570,232)	$5,910,623

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	5,910,623	0	0	5,910,623
Royal Bank of Scotland	0	0	0	0
Total	$5,910,623	$0	$0	$5,910,623

Offsetting of Derivative Liabilities
As of June 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$33,718,061	$(9,657,546)	$24,060,515
Futures contracts	Goldman Sachs	12,587,561	(12,587,561)	0
Forward currency contracts	Royal Bank of Scotland	39,098,483	(29,325,125)	9,773,358
Total derivatives		$85,404,105	$(51,570,232)	$33,833,873
Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$24,060,515	$0	$(24,060,515)	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	9,773,358	0	(9,773,358)	0
Total	$33,833,873	$0	$(33,833,873)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$32,807,932	$(7,988,622)	$24,819,310
Futures contracts	Goldman Sachs	7,994,349	(7,586,167)	408,182
Forward currency contracts	Royal Bank of Scotland	40,240,885	(25,603,265)	14,637,620
Total derivatives		$81,043,166	$(41,178,054)	$39,865,112

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$24,819,310	$0	$0	$24,819,310
Goldman Sachs	408,182	0	0	408,182
Royal Bank of Scotland	14,637,620	0	0	14,637,620
Total	$39,865,112	$0	$0	$39,865,112

Offsetting of Derivative Liabilities
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,988,622	$(7,988,622)	$0
Futures contracts	Goldman Sachs	7,586,167	(7,586,167)	0
Forward currency contracts	Royal Bank of Scotland	25,603,265	(25,603,265)	0
Total derivatives		$41,178,054	$(41,178,054)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2015 and December 31, 2014, the statements of operations and financial highlights for the three and six months ended June 30, 2015 and 2014, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2015 and December 31, 2014, the results of operations and financial highlights for the three and six months ended June 30, 2015 and 2014, and cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2015 and 2014.

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

As of June 30, 2015, the aggregate capitalization of the Trust was $907,001,834 with Series A, Series B and Series W comprising $688,882,272, $141,499,949 and $76,619,613, respectively, of the total. The Net Asset Value per Unit was $2,859.57 for Series A, $3,062.82 for Series B, and $3,104.33 for Series W.

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

Liquidity

Most United States futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust's futures trading operations, the Trust's assets are expected to be highly liquid.

The entire offering proceeds, without deductions, will be credited to the Trust's bank, custodial and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparty. This does not reduce the risk of loss from trading activities. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

Approximately 15% to 25% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 15% of the Trust's assets are deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust's assets in the custodial account. PNC invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for Series A for the six months ended June 30, 2015 and 2014 were (8.65)% and (7.67)%. The returns for Series B for the six months ended June 30, 2015 and 2014 were (8.39)% and (7.44)%, respectively. The returns for Series W for the six months ended June 30, 2015 and 2014 were (7.89)% and (6.89)%, respectively.

2015 (For the Six Months Ending June 30)

Of the 2015 year-to-date decrease of (8.65)% for Series A, approximately (4.43)% was due to trading losses (before commissions) and approximately (4.42)% due to brokerage fees, management fees, performance fees, operating costs and offering costs, offset by approximately 0.20% due to investment income earned by Series A.

Of the 2015 year-to-date decrease of (8.39)% for Series B, approximately (4.43)% was due to trading losses (before commissions) and approximately (4.16)% due to brokerage fees, management fees, performance fees and operating costs, offset by approximately  0.20% due to investment income earned by Series B.

Of the 2015 year-to-date decrease of (7.89)% for Series W, approximately (4.43)% was due to trading losses (before commissions) and approximately (3.66)% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs, offset by approximately 0.20% due to investment income earned by Series W.

During the six months ended June 30, 2015, the Trust accrued management fees in the amount of $15,892,394 and paid management fees in the amount of $15,435,651. Performance fees were accrued in the amount of $13,671,976 and paid in the amount of $30,518,362.

An analysis of the (4.43)% gross trading losses for the Trust for the six months ended June 30, 2015 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(6.28)%
Currencies	1.49
Interest Rates	(0.90)
Stock Indices	1.26
(4.43)%

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

Gains in foreign exchange and commodities led to a profitable March for the Trust as profits from foreign exchange, commodity, and interest rate holdings all contributed while stock index positions produced some offsetting losses during the month. The largest profits for March were provided by foreign exchange positions from both trend following and non-trend strategies. Short euro positioning versus the U.S. dollar was one of the best performing holdings. The euro continued to trade lower as the European Central Bank's unprecedented monetary stimulus contrasted sharply with the U.S. Federal Reserve, which many expect to raise interest rates later this year. The euro was also pressured lower as Greece struggles to secure bailout funds and avert a default. Other gains came from short positioning on several commodity currencies as the price of oil resumed its downward trend pulling those markets lower. Commodities were another source of profits during the month. Short positioning across the energy complex proved profitable as the sell-off in those markets began again amid new signs of global oversupply. A potential political agreement with Iran also threatened to dump even more supply on the already saturated market if Western sanctions are scaled back. Soft commodities were another source of gains. Short positioning on sugar and coffee produced profits as favorable growing weather increased expectations for plentiful supplies of those commodities. Small additional gains came from interest rate positions. Long positioning across long-dated global instruments continues to be the theme for positioning within this sector. Losses in Japan and Germany were more than offset by gains experienced in the United States, Australia, the United Kingdom, and Canada. Global stock indexes showed losses from both trend and non-trend strategies. Global stocks were mixed during March as some gains in Europe, helped by the ECB's quantitative easing program, were offset by losses in the U.S., U.K., Canada, and Australia hampered by a stronger U.S. dollar and falling global commodity prices.

The Trust showed a decline in April as losses from foreign exchange, interest rate, and commodity holdings all contributed to the decline while stock index positions produced some offsetting gains during the month. Some of the largest losses for April were produced by foreign exchange positions from both trend following and non-trend following strategies.  Short euro positioning versus the U.S. dollar was one of the worst performing holdings.  The euro moved higher as weaker U.S. economic data suggested that the U.S. Fed will hold off on an interest rate hike longer than expected.  A calming of concern around the solvency of Greece also helped to boost the euro.  Faster reacting non-trend models showed some offsetting gains in the British pound as that currency reversed higher during the month on hawkish U.K. central bank comments and an improvement in sentiment around their upcoming elections. Interest rates were another source of losses during the month.  Long positioning across long-dated fixed income instruments provided most of the declines as global interest rate products sold-off.  Losses in Australia stemmed from hawkish central bank comments and some surprisingly strong economic data.  Concern over ultra-low interest rate yields in Germany linked with bearish comments from several prominent asset managers caused those bond prices to fall.  Additional declines came from commodity positions.  Short positioning across the energy complex was hurt by rising prices as supply concerns eased and the weaker U.S. dollar was supportive to prices.  Trading in soft commodities, namely sugar and coffee, also produced losses.  Non-trend strategies produced some offsetting gains within the industrial metals sub-sector.  Long metals positions benefitted from a weaker U.S. dollar and new Chinese stimulus measures which helped to push those markets higher.  Global stock indices showed gains from the trend strategies.  Long positioning on the Hang Seng index in Hong Kong was one of the best performing holdings during the month as the index rose almost 13%.  Hong Kong shares rose sharply when Chinese regulators allowed mutual funds to buy shares in companies included in the index.
The Trust showed a decline in May as losses from interest rate and commodity holdings were only partially offset by gains from foreign exchange and stock index positions, leaving the portfolio lower on the month.  Some of the largest losses were produced by interest rate positions from both trend following and non-trend strategies.  Long positioning across long-dated interest rate products suffered when well established trends sharply reversed during the month.  Some of the largest losses were seen in Germany and Australia.  The German sell-off, which spilled over into other global interest rate markets, was primarily driven by technical factors, including liquidity and positioning.  Australia saw some stronger than expected economic data, which put pressure on their interest rate markets.  Additional declines came from commodity positions within trend following as non-trend strategies showed some smaller offsetting gains in the sector.  One of the worst performing sub-sectors was industrial metals.  Long positioning on copper and zinc suffered from a strengthening U.S. dollar and additional signs of an economic slowdown in China.  Long positioning on precious metals also suffered from the stronger dollar.  Some offsetting gains came from the grain sub-sector. Shorts on both corn and soybeans profited from a drop in prices due to steady planting progress.  Some of the best gains during May were within foreign exchange holdings where both trend following and non-trend strategies showed profits.  Short positioning on the Japanese yen versus the U.S. dollar was one of the biggest gains.  The yen weakened to a 12-year low versus the dollar.  After a soft first quarter, data suggested that the U.S. economy was starting to accelerate leading to speculation that the U.S. Federal Reserve could raise interest rates later this year for the first time since 2006.  Global stock indices also showed gains with both the trend and non-trend strategies contributing.  Long positioning on the Japanese Nikkei 225 index produced some of the largest sector gains.  Japanese stocks rose steadily throughout the month as the falling yen provided a strong tailwind for stocks.
The Trust showed a sharp decline in June as losses from commodity, stock index, foreign exchange, and interest rate holdings left the Trust lower on the month.  Some of the largest losses were produced by commodity positions from both trend following and non-trend strategies.  Short positioning on various grain markets proved unprofitable.  Corn, wheat, and soybean futures rose sharply due to crop concerns amid heavy rainfall in the Midwest.  These moves were exacerbated by significant short covering in the marketplace.  Energy markets also contributed to losses.  A short natural gas holding was hurt by signs of slowing production growth, stronger power burns, and a slowing pace of storage builds which sent the market higher.  Soft commodities showed losses as short positioning on coffee suffered from higher prices amid improved demand prospects and a lowered Brazilian output forecast.  Additional declines came from stock index positions within both trend following and non-trend following systems.  The Trust was generally positioned long global stocks during the month, with an emphasis on the U.S. and Japan.  A lack of positive progress on the Greek financial crisis near month-end caused a bout of "risk-off" selling which sent all global stock markets sharply lower leading to losses.  Foreign exchange positioning also detracted from performance as both trend and non-trend strategies saw declines.  A short New Zealand dollar position proved to be a profitable trade given the continued downtrend, but most of the other currencies in the Trust saw negative performance due to choppy, directionless trading.  In interest rate markets non-trend strategies provided some partially offsetting gains to the losses encountered by the trend systems.  Global bond markets experienced some very choppy price action that was difficult for the trend systems to navigate.  For example, in the U.S. interest rate markets were under pressure early in the month after some better than expected economic data.  These markets then sharply reversed to the upside later in June driven by safe haven buying amid the worsening Greek financial crisis and the uncertainty that it fueled.

2014 (For the Six Months Ending June 30)

Of the 2014 year-to-date decrease of (7.67)% for Series A, approximately (5.16)% was due to trading losses (before commissions) and approximately (2.70)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A, offset by approximately 0.19% due to investment income.

Of the 2014 year-to-date decrease of (7.44)% for Series B, approximately (5.16)% was due to trading losses (before commissions) and approximately (2.47)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.19% due to investment income.

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
(5.16)%

The Trust had losses in January with gains from interest rate and foreign exchange holdings only partially offsetting declines from stock index and commodity investments. The largest losses for January came from long positioning in global stock indexes by the trend following strategies. Dampened growth momentum in China weighed on global risk assets and deepened the negative sentiment toward the emerging markets. The peso devaluation in Argentina helped push contagion fears to the forefront and added to the sell-off. Somewhat softer employment and housing data in the US called into question the economic growth momentum seen in the second half of 2013. The US Fed's further tapering of quantitative easing only added to the global unease for risky assets like equities. Commodity holdings also produced losses, primarily from non-trend strategies. Energy markets were among the largest losers as the models failed to profitably navigate a volatile trading environment. The volatility was caused by varying cross-currents including inventory data, cold weather, and shifting production expectations. Industrial metal losses came primarily from positions in copper and nickel which fell on the weaker Chinese economic data and resulting emerging market fall-out. Short exposure to gold also produced losses amid safe-haven buying and improving physical demand. Interest rate positioning was successful during the month with trend strategies showing the best gains. Some of the largest profits came from long positioning on long-dated instruments primarily in Europe and the United States as investor sought the safety of interest rate instruments amid growing global uncertainties. Foreign exchange holdings also produced gains during the month. The best performing position was a short holding on the Canadian dollar. The Bank of Canada downgraded its inflation outlook for 2014, pushing the Canadian dollar to a four year low versus the US dollar. The Trust also profited from a short position on the South African rand which experienced steep losses due to the significant depreciation of emerging market currencies seen during the month.

The Trust continued its losses in February with gains from interest rates not enough to offset losses from foreign exchange and commodity holdings. Foreign exchange positions produced some of the largest losses with trend and non-trend strategies contributing. Short positioning in the New Zealand dollar and Australian dollar (both versus the US dollar) caused the most significant losses. The New Zealand dollar strengthened after some stronger than expected economic data and hawkish comments from their finance minister. The Reserve Bank of Australia shifted their monetary posture from one of easing to a more neutral stance helping to push the Aussie dollar higher. Rising commodity prices during the month also provided a tailwind to these so-called "commodity currencies." Other large losses for the month came from commodities where the Trust experienced declines across most of the sub-sectors and from both trend and non-trend strategies. Short positions in precious metals produced the largest losses when silver and gold both rallied sharply on safe-haven buying as geopolitical fears rose due to unrest in Ukraine. Industrial metals also contributed as a weaker US dollar provided upward price pressure hurting shorts. Short positioning in gasoline, especially early in the month, hurt the Trust as prices rose due to decreasing stockpiles and curtailed production. Soft commodities, namely short positioning in sugar, also caused losses as drought conditions in Brazil created supply concerns. Interest rate positioning provided small offsetting gains. Profits were found in long holdings on long-dated instruments. Japanese government bonds rose as a combination of weaker economic data and further corporate lending activity by the Japanese government helped to push prices higher. German notes benefitted from tame inflation data and safe-haven buying amid geopolitical turmoil in the region. Stock index holdings were relatively flat on the month. The non-trend strategies detracted from positive trend following performance as some short positioning in Asia and parts of Europe was hurt by a sharp bounce-back rally after the January sell-off.

The Trust closed out the quarter with continued losses in March. The worst declines came from interest rate, stock index, and foreign exchange holdings. Some of the largest losses for the month came from interest rate positions, where trend strategies produced the declines while non-trend strategies showed some offsetting gains. A bulk of the sector losses were found in long positioning on long-dated instruments. Around mid-month, the US Federal Reserve announced additional tapering of quantitative easing (QE) and even hinted that an outright rate increase might occur sooner than expected, sending interest rate markets sharply lower and hurting portfolio positioning. Stock index positions also produced losses with both trend following and non-trend strategies contributing. Trend strategies held long positioning on the NASDAQ 100 index, which suffered due to technology valuation concerns, a tightening of stimulus by the US Fed, and uncertainty over Russia's annexation of Crimea and recent display of territorial aggression. Non-trend strategies went short the Hang Seng index in Hong Kong, which fell for the first half of the month, only to reverse higher on expectations for new stimulus measures in China to combat slowing growth within the country. Foreign exchange positions showed gains within the non-trend strategies; however, trend strategy losses in the sector overwhelmed them leading FX into the red for the month. The Trust was positioned short US dollars when the US Fed surprised markets with hawkish language following the March FOMC meeting. This caused the dollar to rally sharply against other currencies resulting in losses in the sector. Commodity positions produced losses from the trend following strategies while non-trend systems produced some offsetting gains. Some of the worst performing sub-sectors during the month included energy and industrial metals. The Trust was long crude, which declined amid slower Chinese growth. Natural gas longs fell on expectations for warmer temperatures in the US. Some offsetting gains were found in long grain positioning as the sub-sector posted its best quarterly rally since 2010.

Offsetting gains and losses left the Trust slightly lower in April.  Profits from commodities, and to a lesser extent from interest rates, were offset by losses from foreign exchange and stock index holdings.  Some of the largest losses during April came from foreign exchange positions.  The non-trend strategies produced the bulk of the declines while trend strategies showed some gains in the sector.  The non-trend strategies struggled with price action that was not favorable for the underlying model signals.  The Trust was short Japanese Yen when the US Fed minutes dampened bets that US policy makers were moving towards raising interest rates, causing the Yen to appreciate.  Trend following strategies profited from a long position on the British Pound, which rose to multi-year highs. Stock index positions also produced losses within the non-trend strategies while the trend following programs showed some offsetting gains.  The non-trend models were positioned long the Japanese Nikkei index when the Bank of Japan disappointed markets with no new stimulus, causing a sell-off in Japanese equities.  The German DAX index also contributed to losses as the non-trend strategies built long exposure, only to see the index trade lower as renewed Ukrainian/Russian unrest rattled investors. Commodity positions produced the best gains seen during the month as both non-trend and trend strategies produced profits.  Nickel was a strong performer for the Trust as it trended higher throughout the month.  Indonesia’s ongoing export ban and Ukrainian unrest helped to push the metal to a 14-month high. Gains also came from long coffee holdings, which rose on Brazilian production concerns.  Natural gas was another market that produced solid gains, especially within the non-trend programs.  Cool spring temperatures and inventory concerns led to the rise in prices.  Interest rate holdings added to gains during April.  Losses from short holdings on short-dated instruments were more than offset by gains from long positions on long-dated instruments.  A combination of pockets of softer economic data linked with the civil unrest in Eastern Europe helped to propel prices higher during the month.

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

Standard of Materiality

Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Trust's market sensitive instruments.

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

The Trust's risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Trust estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Trust's VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

The Trust uses approximately one quarter of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the 2.5 percentile of this distribution.

The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The current methodology used to calculate the aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

The Trust's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Trust's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Trust in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

Because the business of the Trust is the speculative trading of futures and forwards, the composition of the Trust's trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2015 and December 31, 2014 and the trading gains/losses by market category for the six months ended June 30, 2015 and the year ended December 31, 2014.

	June 30, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.64%	(6.28)%
Currencies	0.62%	1.49%
Interest Rates	0.43%	(0.90)%
Stock Indices	1.00%	1.26%
Aggregate/Total	1.82%	(4.43)%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes

**	– Represents the gross trading for the Trust for the six months ended June 30, 2015.

Of the 2015 year-to-date decrease of (8.65)% for Series A, approximately (4.43)% was due to trading losses (before commissions) and approximately (4.42)% due to brokerage fees, management fees, performance fees, operating costs and offering costs, offset by approximately 0.20% due to investment income earned by Series A.

Of the 2015 year-to-date decrease of (8.39)% for Series B, approximately (4.43)% was due to trading losses (before commissions) and approximately (4.16)% due to brokerage fees, management fees, performance fees and operating costs, offset by approximately  0.20% due to investment income earned by Series B.

Of the 2015 year-to-date decrease of (7.89)% for Series W, approximately (4.43)% was due to trading losses (before commissions) and approximately (3.66)% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs, offset by approximately 0.20% due to investment income earned by Series W.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	3.34%
Currencies	0.84%	9.83%
Interest Rates	0.94%	15.18%
Stock Indices	0.53%	(3.45)%
Aggregate/Total	1.31%	24.90%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2014.

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

VaR is not necessarily representative of historic risk nor should it be used to predict the Trust's future financial performance or its ability to manage and monitor risk. There can be no assurance that the Trust's actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following represent the primary trading risk exposures of the Trust as of June 30, 2015 by market sector.

Currencies

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

Stock Indices

The Trust's primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, Singapore, Spain, Taiwan, Netherlands and Sweden. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust's positions being "whipsawed" into numerous small losses.

Energy

The Trust's primary energy market exposure is to natural gas, crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, silver and zinc.

Agricultural

The Trust's agricultural exposure is to fluctuations of the price of cattle, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of June 30, 2015.

Foreign Currency Balances

The Trust's primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities and Short Term Investments

The Trust's primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, PNC, has authority to make certain investments on behalf of the Trust. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust's custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Trust but provides no guarantee that any profit or interest will accrue to the Trust as a result of such management.

U.S. Treasury Bill Positions Held for Margin Purposes

The Trust also has market exposure in its U.S. Treasury Bill portfolio. The Trust holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Trust's U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition June 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three and Six Months Ended June 30, 2015 and 2014, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2015 and 2014, (vi) Financial Highlights For the Three and Six Months Ended June 30, 2015 and 2014, (vii) Notes to Financial Statements.

(1)            Incorporated by reference to the respective exhibit to the Registrant's Form 10 filed on April 30, 2003.
(2)            Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 14, 2015	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition June 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three and Six Months Ended June 30, 2015 and 2014, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2015 and 2014, (vi) Financial Highlights For the Three and Six Months Ended June 30, 2015 and 2014, (vii) Notes to Financial Statements.