Form 10-Q
period 2015-09-30
CAMPBELL FUND TRUST
filed 2015-11-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2015 and December 31, 2014 (Unaudited)	5

	Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	7

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	8-9

	Financial Highlights for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	10-12

	Notes to Financial Statements (Unaudited)	13-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	23-30

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	31-35

Item 4.	Controls and Procedures.	35

PARTII — OTHER INFORMATION

Item 1.	Legal Proceedings.	36

Item 1A.	Risk Factors.	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3.	Defaults Upon Senior Securities.	36

Item 4.	Mine Safety Disclosures.	36

Item 5.	Other Information.	36

Item 6.	Exhibits.	36

SIGNATURES		37

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$38,289,774	4.07%
	Credit Cards	20,350,406	2.16%
	Equipment Loans	3,850,853	0.41%
	Utility Rate Reduction Bonds	2,234,484	0.24%
	Total Asset Backed Securities (cost $64,719,118)	64,725,517	6.88%

	Commercial Paper
	Switzerland
	Financials (cost $10,990,000)	10,989,973	1.17%
	United States
	Consumer Discretionary	35,012,320	3.72%
	Consumer Staples	2,468,532	0.26%
	Energy	20,187,789	2.15%
	Financials	58,268,548	6.19%
	Health Care	23,547,944	2.50%
	Industrials	16,828,613	1.79%
	Materials	39,402,087	4.19%
	Utilities	92,216,073	9.80%
	Total United States (cost $287,930,422)	287,931,906	30.60%
	Total Commercial Paper (cost $298,920,422)	298,921,879	31.77%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,881,444)	4,877,267	0.52%
	United States
	Communications	37,927,973	4.03%
	Consumer Discretionary	42,328,540	4.50%
	Consumer Staples	27,669,776	2.94%
	Financials	147,921,926	15.73%
	Health Care	15,303,925	1.63%
	Technology	21,702,776	2.31%
	Total United States (cost $293,153,388)	292,854,916	31.14%
	Total Corporate Bonds (cost $298,034,832)	297,732,183	31.66%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$20,000,000	U.S. Treasury Bills Due 10/01/2015*	20,000,000	2.13%
$125,750,000	U.S. Treasury Bills Due 10/22/2015*	125,751,006	13.37%
$65,000,000	U.S. Treasury Bills Due 01/28/2016*	64,998,115	6.91%
$8,600,000	U.S. Treasury Bills Due 02/04/2016*	8,599,510	0.91%
	Total Government And Agency Obligations (cost $219,341,617)	219,348,631	23.32%

	Total Fixed Income Securities** (cost $881,015,989)	$880,728,210	93.63%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $7,492,397)	$7,492,397	0.80%
	Total Short Term Investments (cost $7,492,397)	$7,492,397	0.80%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2015 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(110,210)	(0.01)%
Metals	(774,854)	(0.08)%
Stock indices	(1,702,197)	(0.18)%
Short-term interest rates	1,871,609	0.20%
Long-term interest rates	4,717,455	0.50%
Net unrealized gain (loss) on long futures contracts	$4,001,803	0.43%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$1,904,230	0.20%
Energy	3,109,256	0.33%
Metals	3,464,192	0.37%
Stock indices	271,682	0.03%
Short-term interest rates	10,570	0.00%
Long-term interest rates	(255,515)	(0.03)%
Net unrealized gain (loss) on short futures contracts	$8,504,415	0.90%

Net unrealized gain (loss) on open futures contracts	$12,506,218	1.33%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(23,451,927)	(2.49)%
Various short forward currency contracts	24,992,368	2.65%
Net unrealized gain (loss) on open forward currency contracts	$1,540,441	0.16%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $144,998,595 deposited with the futures brokers and $74,350,036 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2015 and December 31, 2014 (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Equity in futures broker trading accounts
Cash	$55,896,301	$83,369,555
Restricted cash	0	7,319,383
Fixed income securities (cost $144,991,692 and $79,999,825, respectively)	144,998,595	79,999,090
Net unrealized gain (loss) on open futures contracts	12,506,218	25,227,492
Total equity in futures broker trading accounts	213,401,114	195,915,520

Cash	6,311,786	15,018,667
Short term investments (cost $7,492,397 and $1,155,613, respectively)	7,492,397	1,155,613
Fixed income securities (cost $736,024,297 and $544,026,967, respectively)	735,729,615	544,014,808
Net unrealized gain (loss) on open forward currency contracts	1,540,441	14,637,620
Interest receivable	771,973	864,167
Subscription receivable	778,025	151,900
Total assets	$966,025,351	$771,758,295

LIABILITIES
Accounts payable	$326,336	$222,404
Management fee payable	3,020,326	2,401,684
Service fee payable	16,621	14,988
Payable for securities purchased	12,643,696	0
Accrued commissions and other trading fees on open contracts	103,254	118,330
Offering costs payable	335,179	247,154
Performance fee payable	0	16,846,386
Redemptions payable	8,964,410	3,897,330
Total liabilities	25,409,822	23,748,276

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 245,160.075 and 163,776.415 units outstanding at September 30, 2015 and December 31, 2014	723,231,109	512,679,918
Series B Units - Redeemable
Other Unitholders - 43,974.062 and 47,305.148 units outstanding at September 30, 2015 and December 31, 2014	139,120,055	158,156,273
Series W Units - Redeemable
Other Unitholders - 24,330.611 and 22,899.655 units outstanding at September 30, 2015 and December 31, 2014	78,264,365	77,173,828
Total unitholders' capital (Net Asset Value)	940,615,529	748,010,019

Total liabilities and unitholders' capital (Net Asset Value)	$966,025,351	$771,758,295

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(10,419,882)	$35,143,589	$(33,024,076)	$13,456,180
Change in unrealized	30,656,110	6,217,076	(12,721,274)	2,814,482
Brokerage commissions	(978,374)	(760,466)	(3,377,781)	(2,951,613)
Net gain (loss) from futures trading	19,257,854	40,600,199	(49,123,131)	13,319,049

Forward currency trading gains (losses)
Realized	8,664,461	18,532,358	43,532,041	306,333
Change in unrealized	11,313,799	28,095,420	(13,097,179)	31,270,638
Brokerage commissions	(95,610)	(49,864)	(264,020)	(194,809)
Net gain (loss) from forward currency trading	19,882,650	46,577,914	30,170,842	31,382,162

Total net trading gain (loss)	39,140,504	87,178,113	(18,952,289)	44,701,211

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,050,083	505,248	2,514,223	1,580,963
Realized gain (loss) on fixed income securities	(24,715)	(1,982)	(13,082)	10,882
Change in unrealized gain (loss) on fixed income securities	(415,739)	(80,146)	(274,885)	97,523
Total investment income	609,629	423,120	2,226,256	1,689,368

Expenses
Management fee	9,015,695	5,955,181	24,908,089	18,404,238
Service fee	47,573	34,882	147,383	119,788
Performance fee	0	4,210,419	13,671,976	4,210,419
Operating expenses	456,395	331,639	1,183,265	1,034,639
Total expenses	9,519,663	10,532,121	39,910,713	23,769,084

Net investment income (loss)	(8,910,034)	(10,109,001)	(37,684,457)	(22,079,716)

NET INCOME (LOSS)	$30,230,470	$77,069,112	$(56,636,746)	$22,621,495

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average units outstanding during the period)
Series A	$93.48	$325.33	$(219.22)	$85.41
Series B	$101.62	$356.38	$(177.61)	$79.81
Series W	$116.15	$351.28	$(148.50)	$174.01

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$90.47	$319.91	$(180.32)	$112.69
Series B	$100.86	$360.66	$(179.64)	$151.37
Series W	$112.37	$344.79	$(153.39)	$146.83

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	243,138.560	157,303.479	204,731.203	168,959.581
Series B	45,544.115	52,719.088	46,170.128	59,374.574
Series W	24,739.511	20,226.043	23,948.293	19,842.003

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$(56,636,746)	$22,621,495
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	26,093,338	(34,182,643)
(Increase) decrease in restricted cash	7,319,383	0
(Increase) decrease in interest receivable	92,194	577,359
Increase (decrease) in payable for securities purchased	12,643,696	0
Increase (decrease) in accounts payable and accrued expenses	(16,137,255)	4,090,822
Purchases of investments	(9,246,524,160)	(11,604,059,038)
Sales/maturities of investments	8,983,198,179	11,683,359,573
Net cash from (for) operating activities	(289,951,371)	72,407,568

Cash flows from (for) financing activities
Addition of units	289,750,120	100,462,904
Redemption of units	(33,381,861)	(158,711,187)
Offering costs paid	(2,597,023)	(1,807,472)
Net cash from (for) financing activities	253,771,236	(60,055,755)

Net increase (decrease) in cash	(36,180,135)	12,351,813

Unrestricted cash
Beginning of period	98,388,222	60,449,920

End of period	$62,208,087	$72,801,733

End of period cash consists of:
Cash in futures broker trading accounts	$55,896,301	$57,783,635
Cash	6,311,786	15,018,098

Total end of period cash	$62,208,087	$72,801,733

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Unitholders' Capital – Series A
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2015

Balances at December 31, 2014	0.000	$0	163,776.415	$512,679,918	163,776.415	$512,679,918

Net income (loss) for the nine months ended September 30, 2015		(5,994)		(44,874,203)		(44,880,197)
Additions	14.925	50,000	88,888.821	280,764,834	88,903.746	280,814,834
Redemptions	(14.925)	(43,930)	(7,505.161)	(22,958,431)	(7,520.086)	(23,002,361)
Offering costs		(76)		(2,381,009)		(2,381,085)
Balances at September 30, 2015	0.000	$0	245,160.075	$723,231,109	245,160.075	$723,231,109

Nine Months Ended September 30, 2014

Balances at December 31, 2013	0.000	$0	171,039.145	$461,894,827	171,039.145	$461,894,827

Net income (loss) for the nine months ended September 30, 2014		0		14,430,333		14,430,333
Additions	0.000	0	36,305.354	91,593,447	36,305.354	91,593,447
Redemptions	0.000	0	(47,328.012)	(116,149,068)	(47,328.012)	(116,149,068)
Offering costs		0		(1,609,663)		(1,609,663)
Balances at September 30, 2014	0.000	$0	160,016.487	$450,159,876	160,016.487	$450,159,876

Net Asset Value per Other Unitholders' Unit - Series A

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
$2,950.04	$3,130.36	$2,813.21	$2,700.52

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Unitholders' Capital
	Series B - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2015

Balances at December 31, 2014	47,305.148	$158,156,273	22,899.655	$77,173,828	$748,010,019

Net income (loss) for the nine months ended September 30, 2015		(8,200,317)		(3,556,232)	(56,636,746)
Additions	470.653	1,593,531	2,358.837	7,967,880	290,376,245
Redemptions	(3,801.739)	(12,429,432)	(927.881)	(3,017,148)	(38,448,941)
Offering costs		0		(303,963)	(2,685,048)
Balances at September 30, 2015	43,974.062	$139,120,055	24,330.611	$78,264,365	$940,615,529

Nine Months Ended September 30, 2014

Balances at December 31, 2013	65,305.174	$183,670,839	18,995.779	$54,538,929	$700,104,595

Net income (loss) for the nine months ended September 30, 2014		4,738,452		3,452,710	22,621,495
Additions	120.756	309,940	3,037.477	8,185,525	100,088,912
Redemptions	(15,417.490)	(40,500,937)	(1,468.182)	(3,910,359)	(160,560,364)
Offering costs		0		(202,599)	(1,812,262)
Balances at September 30, 2014	50,008.440	$148,218,294	20,565.074	$62,064,206	$660,442,376

Net Asset Value per Other Unitholders' Unit - Series B

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
$3,163.68	$3,343.32	$2,963.87	$2,812.50

Net Asset Value per Other Unitholders' Unit - Series W

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
$3,216.70	$3,370.09	$3,017.94	$2,871.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,859.57	$2,493.30	$3,130.36	$2,700.52

Income (loss) from operations:
Total net trading gains (losses) (1)	123.20	371.72	(33.07)	216.50
Net investment income (loss) (1)	(29.04)	(48.47)	(135.62)	(94.28)

Total net income (loss) from operations	94.16	323.25	(168.69)	122.22

Offering costs (1)	(3.69)	(3.34)	(11.63)	(9.53)

Net asset value per unit at end of period	$2,950.04	$2,813.21	$2,950.04	$2,813.21

Total Return (4)	3.16%	12.83%	(5.76)%	4.17%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.29%	4.29%	4.19%	4.23%
Performance fee (4)	0.00%	0.85%	1.49%	0.82%

Total expenses	4.29%	5.14%	5.68%	5.05%

Net investment income (loss) (2,3)	(4.03)%	(4.02)%	(3.86)%	(3.88)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,062.82	$2,603.21	$3,343.32	$2,812.50

Income (loss) from operations:
Total net trading gains (losses) (1)	132.00	388.08	(23.36)	228.03
Net investment income (loss) (1)	(31.14)	(27.42)	(156.28)	(76.66)

Total net income (loss) from operations	100.86	360.66	(179.64)	151.37

Net asset value per unit at end of period	$3,163.68	$2,963.87	$3,163.68	$2,963.87

Total Return (4)	3.29%	13.85%	(5.37)%	5.38%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.26%	4.32%	4.22%	4.25%
Performance fee (4)	0.00%	0.00%	1.81%	0.00%

Total expenses	4.26%	4.32%	6.03%	4.25%

Net investment income (loss) (2,3)	(4.00)%	(4.04)%	(3.86)%	(3.90)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three and nine months ended September 30, 2015 and 2014. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,104.33	$2,673.15	$3,370.09	$2,871.11

Income (loss) from operations:
Total net trading gains (losses) (1)	133.83	399.61	(27.79)	237.53
Net investment income (loss) (1)	(17.45)	(51.24)	(112.91)	(80.49)

Total net income (loss) from operations	116.38	348.37	(140.70)	157.04

Offering costs (1)	(4.01)	(3.58)	(12.69)	(10.21)

Net asset value per unit at end of period	$3,216.70	$3,017.94	$3,216.70	$3,017.94

Total Return (4)	3.62%	12.90%	(4.55)%	5.11%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.46%	2.50%	2.43%	2.50%
Performance fee (4)	0.00%	1.27%	1.79%	1.33%

Total expenses	2.46%	3.77%	4.22%	3.83%

Net investment income (loss) (2,3)	(2.20)%	(2.22)%	(2.08)%	(2.15)%

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
SEPTEMBER 30, 2015 (Unaudited)

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
SEPTEMBER 30, 2015 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2015 and December 31, 2014 and for the periods ended September 30, 2015 and 2014, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	Fair Value at September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,492,397	$0	$0	$7,492,397
Fixed income securities	0	880,728,210	0	880,728,210

Other Financial Instruments
Exchange-traded futures contracts	12,506,218	0	0	12,506,218
Forward currency contracts	0	1,540,441	0	1,540,441
Total	$19,998,615	$882,268,651	$0	$902,267,266

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,155,613	$0	$0	$1,155,613
Fixed income securities	0	624,013,898	0	624,013,898

Other Financial Instruments
Exchange-traded futures contracts	25,227,492	0	0	25,227,492
Forward currency contracts	0	14,637,620	0	14,637,620
Total	$26,383,105	$638,651,518	$0	$665,034,623

The Trust recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2015 or the year ended December 31, 2014.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2015 and December 31, 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $3,061,863 and $3,131,579 for Series A units and $576,662 and $603,683 for Series W units, respectively.

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
SEPTEMBER 30, 2015 (Unaudited)

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

Note 8.    DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the nine months ended September 30, 2015 and 2014, Campbell & Company received redemption fees of $21,332 and $248,912, respectively.

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2015 Fair Value	Liability Derivatives at September 30, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,151,016	$(2,356,996)	$1,794,020
Energy Contracts	Net unrealized gain (loss) on open futures contracts	3,397,009	(287,753)	3,109,256
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,249,648	(5,560,310)	2,689,338
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	984,827	(2,415,342)	(1,430,515)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,891,750	(9,571)	1,882,179
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,926,001	(464,061)	4,461,940
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	33,536,257	(31,995,816)	1,540,441
Totals		$57,136,508	$(43,089,849)	$14,046,659

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,437,817	$(3,847,857)	$(1,410,040)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,487,874	(429,844)	4,058,030
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,750,075	(3,597,047)	1,153,028
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	8,241,753	(6,968,720)	1,273,033
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,244,367	(508,131)	736,236
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	19,640,395	(223,190)	19,417,205
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,240,885	(25,603,265)	14,637,620
Totals		$81,043,166	$(41,178,054)	$39,865,112

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended September 30, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2015	Trading Gains (Losses) for the Three Months Ended September 30, 2014
Agriculture Contracts	$(5,623,833)	$16,868,942
Energy Contracts	14,609,064	7,685,235
Metal Contracts	26,982,442	3,095,341
Stock Indices Contracts	(11,594,034)	856,179
Short-Term Interest Rate Contracts	4,049,678	(516,492)
Long Term Interest Rate Contracts	(8,394,913)	13,454,771
Forward Currency Contracts	19,978,260	46,627,778
Total	$40,006,664	$88,071,754

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2015	Trading Gains (Losses) for the Nine Months Ended September 30, 2014
Agriculture Contracts	$(25,812,905)	$14,985,581
Energy Contracts	(8,652,903)	(9,450,843)
Metal Contracts	12,024,859	(10,537,401)
Stock Indices Contracts	(6,453,029)	(13,501,133)
Short-Term Interest Rate Contracts	1,453,282	(8,669,831)
Long Term Interest Rate Contracts	(18,461,882)	43,522,171
Forward Currency Contracts	30,434,862	31,576,971
Total	$(15,467,716)	$47,925,515

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2015	Trading Gains (Losses) for the Three Months Ended September 30, 2014
Futures trading gains (losses):
Realized**	$(10,627,706)	$35,226,900
Change in unrealized	30,656,110	6,217,076
Forward currency trading gains (losses):
Realized	8,664,461	18,532,358
Change in unrealized	11,313,799	28,095,420
Total	$40,006,664	$88,071,754

Line Item in the Statement of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2015	Trading Gains (Losses) for the Nine Months Ended September 30, 2014
Futures trading gains (losses):
Realized**	$(33,181,304)	$13,534,062
Change in unrealized	(12,721,274)	2,814,482
Forward currency trading gains (losses):
Realized	43,532,041	306,333
Change in unrealized	(13,097,179)	31,270,638
Total	$(15,467,716)	$47,925,515

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

For the three months ended September 30, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 88,000 and 65,200, respectively, and the monthly average of notional value of forward currency contracts was $4,931,200,000 and $4,801,800,000, respectively.

For the nine months ended September 30, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 98,100 and 82,400, respectively, and the monthly average of notional value of forward currency contracts was $5,083,000,000 and $5,733,600,000, respectively.

Open contracts generally mature within three months; as of September 30, 2015, the latest maturity date for open futures contracts is December 2016 and the latest maturity date for open forward currency contracts is December 2015. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2015 and December 31, 2014 was $219,348,631 and $145,098,244, respectively, which equals 23% and 19% of Net Asset Value, respectively. The cash deposited with the interbank market maker at September 30, 2015 and December 31, 2014 was $69,008 and $62,823, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbank market maker at September 30, 2015 and December 31, 2014 was restricted cash for margin requirements of $0 and $7,319,383, respectively, which equals 0% and 1% of Net Asset Value, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

Offsetting of Derivative Assets
As of September 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,074,349	$(5,631,486)	$6,442,863
Futures contracts	Goldman Sachs	11,525,902	(5,462,547)	6,063,355
Forward currency contracts	Royal Bank of Scotland	33,536,257	(31,995,816)	1,540,441
Total derivatives		$57,136,508	$(43,089,849)	$14,046,659

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$6,442,863	$0	$0	$6,442,863
Goldman Sachs	6,063,355	0	0	6,063,355
Royal Bank of Scotland	1,540,441	0	0	1,540,441
Total	$14,046,659	$0	$0	$14,046,659

Offsetting of Derivative Liabilities
As of September 30, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,631,486	$(5,631,486)	$0
Futures contracts	Goldman Sachs	5,462,547	(5,462,547)	0
Forward currency contracts	Royal Bank of Scotland	31,995,816	(31,995,816)	0
Total derivatives		$43,089,849	$(43,089,849)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (Unaudited)

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
SEPTEMBER 30, 2015 (Unaudited)

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

Note 12.    INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2015 and December 31, 2014, the statements of operations and financial highlights for the three and nine months ended September 30, 2015 and 2014, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2015 and December 31, 2014, the results of operations and financial highlights for the three and nine months ended September 30, 2015 and 2014, and cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015, the aggregate capitalization of the Trust was $940,615,529 with Series A, Series B and Series W comprising $723,231,109, $139,120,055 and $78,264,365, respectively, of the total. The Net Asset Value per Unit was $2,950.04 for Series A, $3,163.68 for Series B, and $3,216.70 for Series W.

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

The Trust generally maintains 60-75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.

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

Results of Operations

The returns for Series A for the nine months ended September 30, 2015 and 2014 were (5.76)% and 4.17%. The returns for Series B for the nine months ended September 30, 2015 and 2014 were (5.37)% and 5.38%, respectively. The returns for Series W for the nine months ended September 30, 2015 and 2014 were (4.55)% and 5.11%, respectively.

2015 (For the Nine Months Ending September 30)

Of the 2015 year-to-date decrease of (5.76)% for Series A, approximately (0.24)% was due to trading losses (before commissions) and approximately (5.79)% due to brokerage fees, management fees, performance fees, operating costs and offering costs, offset by approximately 0.27% due to investment income earned by Series A.

Of the 2015 year-to-date decrease of (5.37)% for Series B, approximately (0.24)% was due to trading losses (before commissions) and approximately (5.40)% due to brokerage fees, management fees, performance fees and operating costs, offset by approximately 0.27% due to investment income earned by  Series B.

Of the 2015 year-to-date decrease of (4.55)% for Series W, approximately (0.24)% was due to trading losses (before commissions) and approximately (4.58)% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs, offset by approximately 0.27% due to investment income earned by Series W.

During the nine months ended September 30, 2015, the Trust accrued management fees in the amount of $24,908,089 and paid management fees in the amount of $24,289,447. Performance fees were accrued in the amount of $13,671,976 and paid in the amount of $30,518,362.

An analysis of the (0.24)% gross trading losses for the Trust for the nine months ended September 30, 2015 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.30)%
Currencies	3.47
Interest Rates	(1.44)
Stock Indices	0.03
(0.24)%

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
The Trust showed a gain in July as profits from commodity and foreign exchange positions more than offset losses experienced on stock index and interest rate holdings.  Some of the largest gains were produced by commodity positions from both trend following and non-trend strategies.  Short positioning within precious metals was one of the most profitable trades during the month.  Gold and silver both fell sharply amid the ongoing strength of the US dollar.  Demand for gold by the Chinese government was shown to be much weaker than expected, sending the metal to its lowest level in five years.  Short holdings on the industrial metals, namely copper, also proved profitable.  Copper fell sharply amid growing concerns over the health of the Chinese economy.  The Trust experienced some offsetting losses in the grains.  A long position in wheat suffered as the commodity experienced a harsh sell-off due to healthy crop expectations and continued US export weakness.  Additional profits during the month came from foreign exchange positions, especially within the trend following systems.  Short positioning on the Australian dollar, Canadian dollar, and New Zealand dollar, commonly referred to as "commodity currencies," all proved profitable.  The global commodity weakness seen during July, as evidenced by a more than 14% decline in the S&P GSCI Index, a measure of a basket of 24 commodities, pressured all these currencies lower.  Stock index positioning detracted from performance as both trend and especially non-trend strategies saw declines.  Short-term non-trend models struggled to successfully navigate several risk-on / risk-off shifts in the equity markets.  The Greek financial crisis provided some of the market moving news as headlines shifted from dire to hopeful.  Interest rate positions showed a decline during the month as losses from trend following strategies overwhelmed gains from non-trend systems.  The Greek crisis proved to be a major driver of interest rate markets, in addition to ongoing expectations that the U.S. Federal Reserve is getting closer to its first interest rate hike in years.
The Trust had offsetting gains and losses in August as profits from commodity positions were offset by losses in interest rate positions.  Foreign exchange and stock index holdings had little positive or negative impact on the Trust.  Some of the largest gains were produced by commodity positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the industrial metals, namely zinc, nickel, and aluminum, were some of the largest gainers amid growing concern that the Chinese economy is in worse shape than previously thought.  China is a huge consumer of these metals.  Short positions within the energy sub-sector also proved to be profitable trades during the month with Brent and WTI among the best gainers.  Chinese growth concerns coupled with ongoing abundant petroleum supplies conspired to put downward pressure on prices.  The Trust experienced some offsetting losses in the precious metals and soft commodities.  A short position from gold suffered from flight to safety buying amid a sharp decline in global equities.  A short holding on coffee was hurt in the first half of the month amid concerns surrounding smaller bean sizes in Brazil.  Foreign exchange was relatively flat for August.  Short positioning on the Canadian, New Zealand, and Australian dollars, commonly referred to as "commodity currencies," proved profitable.  The Chinese economic slowdown was the catalyst for the sell-off in these markets. Offsetting losses were incurred by positioning in the Euro, Japanese yen, and Swedish krona. Stock index positioning had little impact on monthly performance.  Shorter-term, faster reacting non-trend strategies showed gains in the sector while trend following systems with longer-term, slower indicators showed offsetting losses.  Poor Chinese economic data linked with their surprising currency devaluation sent global stocks sharply lower.  Interest rate positions showed a small decline during the month as losses from non-trend strategies overwhelmed gains from trend following systems.  Interest rate markets experienced choppy price action amid risk-off / risk-on buying and selling plus continued uncertainty over the timing of the first U.S. Federal Reserve rate hike in some nine years.

The Trust showed a gain in September as profits from commodity and foreign exchange positions were the primary drivers during the month, although both fixed income and stock index holdings also contributed positively to the month's profits.  The commodity sector produced gains during the month primarily driven by non-trend systems.  Some of the best gains were found in short positioning on natural gas, WTI, and Brent.  Natural gas sold off on inventory builds along with moderating power demand.  Both WTI and Brent resumed their sell-offs as supplies remained robust while demand, especially from China, continued to show signs of slowing.  A short position on live cattle was also a standout gainer as prices fell amid lower exports and increased supplies.  Some partially offsetting losses were experienced in the sector from the precious metal and grain markets.  Choppy price action for silver produced losses as the strategies failed to find successful trades.  Short positions on both corn and wheat produced losses as those prices rose amid a variety of more bullish news.  Additional gains were produced by foreign exchange positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the Canadian dollar, Norwegian krone, and Australian dollar (all versus the US dollar) were some of the most profitable trades during the month.  A renewed sell-off in the energy complex linked with softness in commodity prices overall, helped to drag these currencies lower benefitting the Trust's short positioning.  Interest rate positions also added to profits as trend strategies overwhelmed losses from non-trend following systems.  Long positioning on German and Japanese long-dated fixed income produced some of the best gains.  Buying seen in these markets was driven by safe haven demand amidst the slump in stock prices.  Stock index positioning added a small gain to monthly performance.  Shorter-term, faster reacting non-trend strategies experienced gains in the sector while trend following systems produced small losses.  Global growth concerns plus several bearish, high-profile stock-specific news items, weighed on equities throughout the month.

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

An analysis of the 8.80% gross trading losses for the Trust for the nine months ended September 30, 2014 by sector is as follows:

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

Offsetting gains and losses left the Trust slightly lower in April.  Profits from commodities, and to a lesser extent from interest rates, were offset by losses from foreign exchange and stock index holdings.  Some of the largest losses during April came from foreign exchange positions.  The non-trend strategies produced the bulk of the declines while trend strategies showed some gains in the sector.  The non-trend strategies struggled with price action that was not favorable for the underlying model signals.  The Trust was short Japanese Yen when the US Fed minutes dampened bets that US policy makers were moving towards raising interest rates, causing the Yen to appreciate.  Trend following strategies profited from a long position on the British Pound, which rose to multi-year highs. Stock index positions also produced losses within the non-trend strategies while the trend following programs showed some offsetting gains.  The non-trend models were positioned long the Japanese Nikkei index when the Bank of Japan disappointed markets with no new stimulus, causing a sell-off in Japanese equities.  The German DAX index also contributed to losses as the non-trend strategies built long exposure, only to see the index trade lower as renewed Ukrainian/Russian unrest rattled investors. Commodity positions produced the best gains seen during the month as both non-trend and trend strategies produced profits.  Nickel was a strong performer for the Trust as it trended higher throughout the month.  Indonesia's ongoing export ban and Ukrainian unrest helped to push the metal to a 14-month high. Gains also came from long coffee holdings, which rose on Brazilian production concerns.  Natural gas was another market that produced solid gains, especially within the non-trend programs.  Cool spring temperatures and inventory concerns led to the rise in prices.  Interest rate holdings added to gains during April.  Losses from short holdings on short-dated instruments were more than offset by gains from long positions on long-dated instruments.  A combination of pockets of softer economic data linked with the civil unrest in Eastern Europe helped to propel prices higher during the month.

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

The Trust closed out the quarter with gains in June as profits from stock index, commodity, and foreign exchange positions were somewhat offset by losses from interest rate holdings.  The largest gains for June came from positioning in global stock indexes driven by both trend following and non-trend strategies.  Long positions in North American stock indexes benefitted from dovish comments from Federal Open Market Committee head Yellen despite pockets of stronger economic data.  Strong merger and acquisition activity also provided a tailwind for US stocks.  A long equity holding in Taiwan showed profits as Chinese data indicated signs of improving growth.  Smaller, offsetting losses came from long European holdings where a rash of weaker than expected economic data and falling confidence readings overwhelmed new European Central Bank stimulus actions. Commodity holdings produced additional monthly gains with only trend strategies contributing.  Some of the best monthly gains came from long positioning on zinc, which surged in price amid a sharp drop in stockpiles.  Long energy exposure, especially to Brent and crude, rose as instability in Iraq rattled oil markets.  Cattle prices rallied to a record high on lingering supply concerns, benefitting the Trust's position.  Offsetting losses came from short positions on precious metals as prices rose on a blend of geopolitical instability and ongoing accommodative US monetary policy. Foreign exchange holdings produced profits primarily from trend strategies as non-trend strategies showed losses.  Some of the best performing FX holdings included a long position on the New Zealand dollar, which strengthened when the Reserve Bank of New Zealand lifted borrowing costs for the third time this year.  Long positioning on the British pound benefitted when the Bank of England (BOE) hinted it may raise interest rates sooner than expected.  A surprise interest rate cut in Mexico hurt the Trust's long positioning on the peso. Interest rate trading showed losses during the month with most declines coming from non-trend strategies.  Hawkish comments from BOE head Carney caused a sharp sell-off in Gilts, which hurt the Trust's positioning.  Rising Australian fixed income prices also hurt non-trend strategies, which expected prices to fall.

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

Interest rate and foreign exchange positions lead the Trust to strong gains in August as profits from interest rates, foreign exchange, and stock indices were only slightly offset by small losses in commodities. The largest gains for August came from long positioning on long-dated interest rate markets driven by trend following strategies.  The largest profits were found within Europe and the United States.  An escalation of geopolitical tension in Ukraine, Syria, and the Gaza Strip provided a safe-haven buying tailwind.  Weaker economic data in Europe, especially within Germany, and a dovish speech by ECB President Draghi provided an additional boost to rate markets.  Smaller profits were seen in Canada, Japan, and Australia.  Foreign exchange holdings produced additional gains from both trend and non-trend strategies.  Some of the best performing FX holdings were short positions on the Euro and Japanese Yen both versus the U.S. Dollar.  The Dollar outperformed most of its G10 peers during the month as better than expected U.S. economic data and commentary from FOMC officials continued to point toward a hawkish future change in interest rate guidance.  Meanwhile central banks in Europe and Japan continued to beat a dovish drum which acted to weaken those currencies versus the Dollar.  Long stock index positioning tacked on additional gains.  Positions within the U.S. and Taiwan were among the best performing holdings.  Improving U.S. economic growth and bullish merger and acquisition activity helped propel some U.S. indexes to record levels.  The index in Taiwan was helped by strong rallies in semiconductor and electronic component shares. Commodity holdings created small losses during August.  Gains from short positioning across the energy complex were more than offset by losses from various holdings within the industrial metal, grain, and meat sub-sectors.  Near-term trend reversals within copper, zinc, wheat, and cattle contributed to the offsetting losses.

The Trust showed strong gains again in September as profits from foreign exchange and commodity positions were only partially offset by losses on interest rate and stock index holdings.  The largest gains for September came from foreign exchange positions primarily within trend following strategies.  Diverging central bank policy paths were a major FX driver during the month.  The Bank of Japan and the European Central Bank are both focused on keeping interest rates low while the U.S. Federal Reserve is starting to hint at higher interest rates.  The Trust was positioned short the Japanese yen and euro versus the U.S. dollar and benefitted from these sharply different policy paths.  Commodity holdings from the trend strategies produced additional gains while non-trend positioning showed some offsetting losses during the month.  Some of the best gains came from short positioning on corn and wheat, both of which made new multi-year lows during the month.  Short positioning across the energy complex and precious metal markets proved profitable as a persistently stronger U.S. dollar helped to push those markets lower.  Non-trend strategies struggled with the persistent downtrend in the grain complex and also saw losses in the precious and base metals.  Interest rate holdings produced losses from both trend and non-trend strategies.  Some of the largest losses were found on long positioning within the United States.  Leading up to the mid-month FOMC meeting, U.S. interest rate products sold-off over concerns that the committee would shift their interest rate guidance to reflect a more hawkish view.  Other losses were seen in stock index positions where trend following signals produced declines while non-trend signals produced some offsetting gains.  Trend following strategies produced losses from long positioning on global stock indexes with the exception of Japan where a sharply weaker yen led the Nikkei index to solid gains.  More nimble non-trend systems quickly initiated short positioning and benefited from the sell-off across Asia (ex-Japan) as the Chinese economic slowdown and unrest in Hong Kong near month-end pushed regional indexes sharply lower.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2015 and December 31, 2014 and the trading gains/losses by market category for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	September 30, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.87%	(2.30)%
Currencies	0.62%	3.47%
Interest Rates	0.43%	(1.44)%
Stock Indices	0.36%	0.03%
Aggregate/Total	1.51%	(0.24)%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes

**	– Represents the gross trading for the Trust for the nine months ended September 30, 2015.

Of the 2015 year-to-date decrease of (5.76)% for Series A, approximately (0.24)% was due to trading losses (before commissions) and approximately (5.79)% due to brokerage fees, management fees, performance fees, operating costs and offering costs, offset by approximately 0.27% due to investment income earned by Series A.

Of the 2015 year-to-date decrease of (5.37)% for Series B, approximately (0.24)% was due to trading losses (before commissions) and approximately (5.40)% due to brokerage fees, management fees, performance fees and operating costs, offset by approximately 0.27% due to investment income earned by  Series B.

Of the 2015 year-to-date decrease of (4.55)% for Series W, approximately (0.24)% was due to trading losses (before commissions) and approximately (4.58)% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs, offset by approximately 0.27% due to investment income earned by Series W.
..

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2015 by market sector.

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

Stock Indices

The Trust's primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, India, Singapore, South Africa, Spain, Taiwan, Netherlands and Sweden. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust's positions being "whipsawed" into numerous small losses.

Commodities

Energy

The Trust's primary energy market exposure is to natural gas, crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, palladium, platinum, silver and zinc.

Agriculture

The Trust's agricultural exposure is to fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of September 30, 2015.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three and Nine Months Ended September 30, 2015 and 2014, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2015 and 2014, (vi) Financial Highlights For the Three and Nine Months Ended September 30, 2015 and 2014, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 16, 2015	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014, (ii) Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (iii) Statements of Operations For the Three and Nine Months Ended September 30, 2015 and 2014, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2015 and 2014, (vi) Financial Highlights For the Three and Nine Months Ended September 30, 2015 and 2014, (vii) Notes to Financial Statements.