Form 10-K
period 2015-12-31
CAMPBELL FUND TRUST
filed 2016-03-29
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2015, there were 243,788.567 Series A Units, 43,230.672 Series B Units and 25,184.916 Series W Units of Beneficial Interest issued and outstanding.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business.	1-7

Item 1A.	Risk Factors.	7-20

Item 1B.	Unresolved Staff Comments.	21

Item 2.	Properties.	21

Item 3.	Legal Proceedings.	21

Item 4.	Mine Safety Disclosures.	21

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22

Item 6.	Selected Financial Data.	22-23

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24-38

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	39-43

Item 8.	Financial Statements and Supplementary Data.	44

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	44

Item 9A.	Controls and Procedures.	44

Item 9B.	Other Information.	44

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	45-47

Item 11.	Executive Compensation.	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	47

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	48

Item 14.	Principal Accounting Fees and Services.	48

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	49

SIGNATURES

PART I

Item 1.  Business.

General development of business

The Campbell Fund Trust (the "Registrant" or the "Trust") is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, LP ("Campbell & Company" or the "managing operator"). Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

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

U.S. Bank Trust National Association, a national banking corporation, (the "Trustee"), is the sole trustee of the Trust. The Trustee is unaffiliated with the managing operator and the Trust's selling agents, and its duties and liabilities with respect to the offering of the Units of Beneficial Interest (the "Units") are limited to its express obligations under the Declaration of Trust and Trust Agreement.

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

The Trust invests pursuant to Campbell & Company's trading program Campbell Managed Futures Portfolio ("CMF Portfolio") formerly known as the Global Diversified Large Portfolio. Since August 2009, the Trust's Global Diversified Large Portfolio trading program has traded identically to Campbell & Company's Managed Futures Portfolio. As a result, Campbell & Company has consolidated the Global Diversified Large Portfolio with the Campbell Managed Futures Portfolio. The trading program seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The program consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Trust's stated term on December 3l, 2025; (b) an election to terminate the Trust at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the trading in commodity futures is terminated, suspended or for any reason becomes impossible or economically unfeasible in the sole judgment of the managing operator; or (d) the date upon which the Trust is dissolved by operation of law or judicial decree.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units.

As of December 31, 2015, the aggregate capitalization of the Trust was $928,081,406 with Series A, Series B and Series W comprising $711,962,948, $135,564,706 and $80,553,752, respectively, of the total. The Net Asset Value per Unit was $2,920.41 for Series A, $3,135.85 for Series B, and $3,198.49 for Series W.

Financial information about segments

The Trust's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Trust does not engage in the sale of goods or services.

Narrative description of business

General

The purpose of the Trust is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. The Trust has no employees.

The Trust trades pursuant to the Campbell Managed Futures Portfolio (the "CMF Portfolio"), formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company's sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2015 is as follows: 20% to interest rates, 26% to foreign exchange, 39% to commodities, and 15% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Subscription Proceeds and Available Assets

The entire offering proceeds, without deductions, will be credited to the Trust's bank, brokerage and/or cash management accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust's assets are deposited with the over-the-counter counterparty in order to initiate and maintain currency forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in cash, U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the over-the-counter counterparty.

The Trust occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparty, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust to the margin accounts. In the past three years, the Trust has not needed to liquidate any position as a result of a margin call.

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

The Trust opened a custodial account at The Northern Trust Company (the "Custodian"), and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator to the Trust. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Manager on behalf of the Trust or other liquid funds of the Trust will be held in its custody account at the custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account.

Market Sectors

Campbell & Company's CMF Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products, precious and base metals, stock market indices, interest rates and foreign currencies detailed out below.

Commodities		Interest Rates		Equity Indices		Foreign Exchange[1]
Aluminum	London Brent Crude	Australian 90-Day Bill	Long Gilt	Amsterdam Exchange Index	OMX Stock Index	Australian Dollar[2]	Swedish Krona
Coffee	London Gas Oil	Australian 3-Year Bond	Short Sterling	CAC 40 Stock Index	Russell 2000 index	British Pound[2]	Swiss Franc[2]
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/2-Year	DAX	S&P 400 Index	Canadian Dollar[2]	Turkish Lira
Corn	Natural Gas	Canadian 10-Year Bond	Treasury Notes/5-Year	DJ Euro Stoxx 50	S&P 500 Index	Czech Koruna
Cocoa	Nickel	Canadian 90-Day Bill	Treasury Notes/10-Year	DJ Index	S&P 500 Volatility Index	Euro[2]
Cotton	Palladium	Euro-BTP Italian Gov Bond	Treasury Bond/30-Year	FTSE 100 Index	S&P Canada 60 Index	Hungarian Forint
Crude Oil	Platinum	Euro-BUND	Treasury Ultra Long Bond	FTSE JSE Top 40	SPI 200 Index	Israeli Shekel
Feeder Cattle	Silver	Euro-BOBL		FTSE MIB	SGX CNX Nifty	Japanese Yen[2]
Gold	Soybean Meal	Euro-Buxl 30-Year Bond		Hang Seng Index	TOPIX	Mexican Peso
Heating Oil	Soybean Oil	Euro-OAT French 10-Year Bond		IBEX35 Stock Index		New Zealand Dollar
High Grade Copper	Soybeans	Euro-Schatz		MSCI Singapore		Norwegian Krone
KC Hard Red-Winter Wheat	Sugar #11 (World)	Eurodollar		MSCI Taiwan		Polish Zloty
Lean Hogs	Wheat	Euribor		NASDAQ 100 Index		Singapore Dollar
Live Cattle	Zinc	Japanese 10-Year Bond		Nikkei		South African Rand
[1] Traded as forward contracts, not futures
[2] Also may be traded as cross rates

Market Types

The Trust trades on a variety of United States and foreign futures exchanges, and in the off-exchange highly liquid, institutionally-based currency forward markets. As in the case of its market sector allocations, the Trust's commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Trust.

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
The selling agents (the firm and not the individual representatives) who sell Series W Units receive a monthly administrative fee of 1/12 of 0.25% of the month-end net assets of the Series W Units, totaling approximately 0.25% of average month-end net assets per year of the Series W Units.

UBS Securities, LLC and Goldman, Sachs & Co.	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust, or approximately 0.55% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

Royal Bank of Scotland plc (RBS)	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparty's execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker's charges, usually equal approximately 0.60% of the Trust's net assets.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Cash Manager and Custodian	Cash Management and Custody Fees
The Trust pays a combined annualized fee of approximately 0.075% per annum of the funds managed by the Cash Manager for cash management services, custodian fee, and fees associated with monitoring the Trust's cash management portfolio.

Other	Operating Expenses
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.20% of the Trust's net assets annually, although there is no limit on the amount of such expenses.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as "futures commission merchants." Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Trust's commodity pool operator and/or commodity trading advisor, as applicable.

Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client's over-the-counter counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal ("notional") amount or quantity. The Dodd Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") includes provisions that comprehensively regulate swap transactions for the first time, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets. Transactions in these markets present certain risks similar to those in the futures and forward markets, including, but not limited to:

(1)	there are generally no limitations on daily price moves in swap transactions, although that may change to the extent the Reform Act will require certain swap transactions to be executed on swap execution facilities with exchange-like rules and characteristics;

(2)	speculative position limits are not applicable to swap transactions, although the counterparties with which the Trust may deal may limit the size or duration of positions available as a consequence of credit considerations, in addition, to the extent any such swap transactions are required to be cleared by a regulated clearinghouse pursuant to the Reform Act (defined below), they may become subject to position limits imposed by the relevant clearinghouse or by the CFTC or SEC;

(3)	participants in the swap markets are not required to make continuous markets in swaps contracts; and

(4)	the swap markets are currently "principal markets," in which performance with respect to a swap contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearinghouse.

As a result, Campbell & Company will be subject to the risk of the inability of or refusal to perform with respect to such contracts on the part of the counterparties with which Campbell & Company trades. The Reform Act will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to a regulated clearinghouse. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, the Reform Act's success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool's income or loss and change in net asset value, and an annual financial report, audited by an independent registered public accounting firm.

The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation of existing positions only. The exercise of such powers could adversely affect the Trust's trading.

Available Information

The Trust files quarterly, annual and current reports with the SEC. These reports are available to read and copy at the SEC's Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC's toll free number, 1-800-SEC-0330, for further information. The Trust does not maintain a website where these reports are posted. However, the Trust's filings are posted on the SEC's website at http://www.sec.gov.

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

Short Sales May Lead to Potentially Unlimited Losses

The Trust may establish short positions in a number of investment instruments. A futures trader that is obligated to make delivery is "short" the contract or has "sold" the contract. A futures trader who establishes a short position in a futures contract would initially sell an interest at the current price and then would buy an interest at market price in order to offset such obligation. The short futures trader hopes to sell high and buy low. Short selling allows the short seller to profit from declines in market prices to the extent such declines exceed the transaction and any other related costs. A short sale creates the risk of an unlimited loss, in that the price of the underlying commodity could theoretically increase without limit, thus increasing the cost of buying those futures to offset the short position. There can be no assurance that the futures necessary to cover a short position will be available for "purchase". Establishing a long position in futures contracts to close out the short position can itself cause the price of the futures to rise further, thereby exacerbating the loss. The use of leverage combined with short selling may increase the amount of losses that the Trust experiences.

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

Transfers of interest in the Units are subject to limitations, such as 30 days' advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Trust.

Reduced Market Exposure in Times of High Volatility May Limit Profit Potential

During periods of high volatility in the markets, the Trust may reduce its market exposure. While the purpose of such reductions is to attempt to limit potential losses to the Trust, such reductions may also have the effect of limiting potential profits for such time as the Trust's market exposure remains in a reduced state.

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

The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company's historic price analysis could establish positions on the wrong side of the price movements caused by such events.

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

Should the amount of assets that Campbell & Company and its affiliates manage increase, it may be more difficult for them to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust, which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in certain trading program, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to Members in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts exceeds the compensation it receives from managing the Trust's account. Because records with respect to other accounts are not accessible to Investors, the Investors will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to Review the Trust's Holdings on a Daily Basis

Campbell & Company makes the Trust's trading decisions. While the Campbell & Company receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Trust's trading results are reported to Investors monthly. Accordingly, an investment in the Trust does not offer Investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

Portfolio Turnover

The Trust may dispose of its investment instruments without regard to the length of time they have been held when such actions appear advisable based on the models included in its portfolio. Since Campbell & Company trades the Trust's investment instruments based on the models included in the portfolio, it is impossible to predict, with any degree of certainty, the portfolio turnover rate for the Trust. A high portfolio turnover rate bears certain tax consequences and results in greater transaction costs, which are borne directly by the Trust.

Inadequate Models Could Negatively Affect the Trust's Investment Portfolio

Campbell & Company's trading is highly model driven, and is subject to possibly material flaws in the models. As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model may become outdated or inaccurate, possibly without Campbell & Company recognizing that fact before losses are incurred. In particular, the Trust may incur losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company's pricing models to generate prices which deviate from the market. The risk of loss to the Trust in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving.

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

Investors Must Not Rely on the Past Performance of Campbell & Company or the Trust in Deciding Whether to Buy Units

The future performance of the Trust is not predictable, and no assurance can be given that the Trust and Campbell & Company will perform successfully in the future in as much as past performance is not necessarily indicative of future results. Campbell & Company's trading systems are continually evolving and the fact that the Trust and the trading manager may have traded successfully in the past does not mean that they will do so in the future. Additionally, the markets in which the Trust operates have been recently severely disrupted (for periods of one year or more), so results observed in periods prior to these disruptions may have little relevance to the results observable during and after these disruptions.

Reliance on the Campbell & Company's Discretion and Trading Models

The Trust's success depends on the ability of Campbell & Company to develop and employ proprietary models across debt instruments, futures-related interests and/or derivative instruments.

Campbell & Company can provide no assurance that its efforts or the proprietary trading models that it employs will be successful, that it will always recognize each situation in which the models' signals should or should not be used, or that such use or non-use of such signals will increase the Trust's profits or minimize its losses. The discretionary authority of Campbell & Company may have a significant actual effect on the Trust's performance (positive or negative).

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

Campbell & Company continues to test and evaluate the models, as a result of which the models may be modified from time to time. As a result of such periodic modifications, it is possible that the trading strategies used by Campbell & Company in the future may be different from the strategies presently in use, or that which were used in the past. Any modification of the models will not be subject to any requirement that Members receive notice of the change or consent to it. There can be no assurance as to the effects (positive or negative) of any modification on the Trust's performance. No assurance can be given that the trading strategy used or to be used by Campbell & Company will be successful under all or any market conditions.

Trend-Following Components of the Models

In the past, there have been periods without discernible trends in the markets in which the Trust trades and, presumably, such periods will continue to occur in the future. Any factor which would lessen the prospect of major trends occurring in the future (such as increased governmental control of, or participation in, the markets) may reduce the prospect that certain models utilized by Campbell & Company will be profitable in the future. Moreover, any factor which would make it more difficult to execute trades at desired prices in accordance with the signals of the models (such as a significant lessening of liquidity in a particular market) would also be detrimental to profitability. Further, many advisers' trading methods utilize similar analyses in making trading decisions. Therefore, bunching of buy and sell orders can occur, which makes it more difficult for a position to be taken or liquidated. No assurance can be given that the strategies utilized by Campbell & Company will be successful under all or any market conditions.

Market Factors May Adversely Influence the Models

Often, the most unprofitable market conditions for the Trust are those in which prices "whipsaw," moving quickly upward, then reversing, then moving upward again, then reversing again. In such conditions, Campbell & Company may, on the basis of its models, establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop. Overall market, industry or economic conditions, which neither the Trust nor Campbell & Company can predict or control, will have a material effect on performance.

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

Futures and Forward Trading is Highly Speculative and Volatile

Futures and forwards trading is speculative, and is not intended to be a complete investment program. Futures and forwards have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures and forwards trading is designed only for sophisticated investors who are able to bear the risk of capital loss.

Futures and Forwards Trading Involves Substantial Leverage

The low margin deposits normally required in futures and forward contracts trading permit an extremely high degree of leverage; margin requirements for futures and forward contracts trading being in some cases as little as 2% of the face value of the contracts traded. Accordingly, the Trust is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures or forward contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase, 10% of the price of the futures or forward contract is deposited as margin, a 10% decrease in the price of the futures or forward contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. The Trust's ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures and Forwards Trading May Be Illiquid

Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as "daily limits." During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated. Futures interest prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses. Also, the CFTC or exchanges may suspend or limit trading. While daily limits reduce liquidity, they do not reduce ultimate losses, and may in fact substantially increase losses because they may prevent the liquidation of unfavorable positions. There is no limitation on daily price moves in trading currency forward contracts.

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

Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the "exchange based" markets. This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Trust's transactions with a single or small group of counterparties. Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty. However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy. The ability of Campbell & Company and the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties' financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

The Trust may trade deliverable forward contracts in the inter-bank currency market. Such deliverable forward contracts are not currently traded on exchanges; rather, banks and dealers act as principals in these markets. As a result of Dodd-Frank, the CFTC now regulates non-deliverable forwards (including deliverable forwards where the parties do not intend to make or take delivery). Changes in the forward markets may entail increased costs and result in burdensome reporting requirements. There is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit such forward trading to less than that which Campbell & Company would otherwise recommend, to the possible detriment of the Trust.

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

Forex/Cross Rates Trading

The Trust may trade currencies through Forex trading, which is the off-exchange trading of the exchange rate between two retail currency pairs. This may include cross rates trading, which is off-exchange trading of the exchange rate between two currency pairs other than the U.S. Dollar. The risk of loss in Forex trading can be substantial. Investors should be aware that Forex transactions are not traded on an exchange, and those funds deposited with the counterparty for Forex transactions may not receive the same protections as funds used to margin or guarantee exchange-traded futures contracts.

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")

In response to the financial crises of 2008-2009, Dodd-Frank was enacted in July 2010. Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously had been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective, not all of which have been finalized, and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Trust, Campbell & Company, and the markets in which they trade and invest. Dodd-Frank could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement. Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Trust.

The "Volcker Rule" component of Dodd-Frank materially restricts proprietary speculative trading by banks, "bank holding companies" and other regulated entities. As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts. Such influx can only increase the competition for the Trust from other talented portfolio managers trading in the Trust's investment sector.

Speculative Position Limits

The CFTC and the United States commodities exchanges impose limits referred to as "speculative position limits" on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on United States commodities exchanges.  Dodd-Frank significantly expands the CFTC's authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2013, the CFTC proposed (a) a series of new speculative position limits with respect to futures, options on futures and swaps on 28 so-called "exempt commodities" (which includes most energy and metals contracts) and agricultural commodities and (b) aggregation requirements with respect to positions across accounts with common ownership or control. The CFTC's proposals are not yet finalized (or effective).  If the CFTC is successful in these proposals, the counterparties with which the Trust deals may further limit the size or duration of positions available to the Trust.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes. The Trust could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to the Trust.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  Dodd-Frank mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses.  The CFTC has now implemented mandatory clearing rules for 4 classes of interest rate swaps and 2 classes of index credit default swaps. The CFTC will also consider whether to propose mandatory clearing requirements for agricultral swaps, energy swaps, broad-based equity swaps, and foreign exchange non-deliverable forwards. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC or CFTC mandated margin requirements.  OTC derivatives dealers typically demand the unilateral ability to increase the Trust's collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums.  The bank regulators and the CFTC have imposed margin requirements on non-cleared OTC derivatives and new requirements that apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers' trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank. This has and will continue to increase the OTC derivative dealers' costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

With respect to cleared OTC derivatives, the Trust will not face a clearinghouse directly but rather through an OTC derivatives dealer that is registered with the CFTC or SEC to act as a clearing member. The Trust may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member. Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse, triggered by a customer's failure to meet its obligations to the clearing member.

The SEC and CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives trades become subject to these rules in 2014. It is not yet clear when the parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Trust decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

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

Major OTC derivatives market participants are now also required to register with the CFTC and will ultimately be required to register with the SEC.  Campbell & Company is registered as a Forex Firm and Swap Firm with the National Futures Association and could be required to register as a major swap participant for trading in the OTC derivatives markets.  Major Swap participants are also subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.  These requirements may further increase the overall costs for major swap participants.  The overall impact of Dodd-Frank on Campbell & Company remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Although Dodd-Frank requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately.  The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and "bid-ask" spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several more years.  To the extent not mitigated by implementation of Dodd-Frank, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty's failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party's legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Institutions, such as brokerage firms, banks and broker-dealers, generally have custody of the Trust's portfolio assets and may hold such assets in "street name." The Trust is subject to the risk that these firms and other brokers, counterparties, clearinghouses or exchanges with which the Trust deals may default on their obligations to the Trust. Any default by any of such parties could result in material losses to the Trust. Bankruptcy or fraud at one of these institutions could also impair the operational capabilities or the capital position of the Trust. In addition, securities and other assets deposited with custodians or brokers may not be clearly identified as being assets of the Trust, causing the Trust to be exposed to a credit risk with regard to such parties. The Trust generally will only be an unsecured creditor of its trading counterparties in the event of bankruptcy or administration of such counterparties. In some jurisdictions, the Trust may also only be an unsecured creditor of its brokers in the event of bankruptcy or administration of such brokers. The Trust attempts to limit its brokerage and custody transactions to well capitalized and established banks and brokerage firms in an effort to mitigate such risks, but the collapse in 2008 of the seemingly well capitalized and established Bear Stearns and Lehman Brothers demonstrates the limits on the effectiveness of this approach in avoiding counterparty losses.

The Trust may effect transactions in "over-the-counter" or "interdealer" markets. The participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of "exchange-based" markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or in the size of the exposure which the Trust may provide to a given counterparty. The inability to make complete and "foolproof" evaluations of the financial capabilities of the Trust's counterparties and the absence of a regulated market to facilitate settlement increases the risk to the Trust.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives market by requiring exchange clearing of derivatives trades, not all of the Trust's trades will be subject to the clearing requirements once they generally become effective, either because the trades are grandfathered or because they are bespoke. Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

Swap Agreements

Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular "notional amount." Depending on their structure, swaps may increase or decrease the Trust's exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Trust's portfolio.

These hedging techniques using swaps involve one or more of the following risks: (i) imperfect correlation between the performance and value of the instrument and the value of the Trust securities or other objective of Campbell & Company ; (ii) possible lack of a secondary market for closing out a position in such instrument; (iii) losses resulting from interest rate, spread or other market movements not anticipated by Campbell & Company ; (iv) the possible obligation to meet additional margin or other payment requirements, all of which could worsen the Trust's position; and (v) default or refusal to perform on the part of the counterparty with which the Trust trades. Furthermore, to the extent that any hedging strategy involves the use of over-the-counter swap transactions, such a strategy would be affected by implementation of the various regulations adopted pursuant to Dodd-Frank.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Trust

Considerable regulatory attention has been focused on non-traditional investment pools. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the "hedge fund" industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Trust or the ability of the Trust to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Members.

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

Daily Price Fluctuation Limits Imposed by Futures Exchanges May Alter Trading Decisions for the Trust

Most U.S. futures exchanges have established "daily price fluctuation limits" which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. If prices were to approach the level of the daily limits, these limits could cause a modification of Campbell & Company's trading decisions for the Trust or force the liquidation of certain futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading manager, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.

The Trust is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company's trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Trust's overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts can be substantial. Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

Membership in a Swap Execution Facility

In an effort to facilitate the investment strategies employed by the Campbell & Company on behalf of the Trust, the Trust and/or Campbell & Company may become members of exchanges and/or swap execution facilities ("SEFs"). Such membership may subject the Trust and/or Campbell & Company to a wide range of regulation and other obligations, together with associated costs. Like any other self-regulatory organization, SEFs are expected to regularly revise and interpret their rules, and such revisions and interpretations could adversely impact the Trust. Even if the Trust opts not to trade on a SEF directly but instead through a broker, such trading may nevertheless require the Trust to consent to the SEF's jurisdiction as a self-regulatory organization and to be subject to the SEF's rulebook, which could adversely impact the Trust.

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

Tax Risks

Investors are Taxed Based on Their Share of Trust Income and Gain

Investors are taxed each year on their share of the Trust's income and gain, if any, irrespective of whether they redeem any Units or receive any cash distribution from the Trust. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

All performance information included in this Form 10-K is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

Tax Could be Due from Investors on Their Share of the Trust's Ordinary Income Despite Overall Losses

Investors may be required to pay tax on their allocable share of the Trust's ordinary income, which in the case of the Trust is the Trust's interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Trust incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

There Could be a Limit on the Deductibility of Management and Performance Fees

Although the Trust treats the management and performance fees paid to Campbell & Company as ordinary and necessary business expenses, upon an IRS audit, the Trust may be required to treat such fees as "investment advisory fees" if the Trust's trading activities did not constitute a trade or business for tax purposes. If the Investor's share of expenses were deemed to be investment advisory fees, an Investor's tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Trust's capital gain or as an increase in the Trust's capital loss. If the management fees were so treated, an Investor's tax liability would likely increase.

New Partnership Audit Rules

The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Trust.

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change

The Trust is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Trust's profitability. Included in these charges are brokerage fees and operating expenses. On the Trust's forward trading, "bid-ask" spreads are incorporated into the pricing of forward contracts by the counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the "bid-ask" spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant.

The Trust's Service Providers Could Fail

The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. A futures broker is generally required by U.S. law to segregate all funds received from such broker's customers from such broker's proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker's bankruptcies, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker's combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures brokers as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures broker has been the subject of regulatory and private causes of action, as described under "The Futures Broker" section of the Private Placement Offering Memorandum.

Although the Campbell & Company regularly monitors the financial condition of the counterparties it uses, if the Trust's counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Trust's assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

Risks due to Redemption or Credit Restriction

The Trust is subject to the risk that its major institutional investors may be compelled to redeem or that the Trust's counterparties or brokers will be required to restrict the amount of credit previously granted to the Trust due to their own financial difficulties, resulting in forced liquidation of substantial portions of the Trust's trading program.

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

The Trust Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Trust

Investors are not entitled to participate in the management of the Trust or the conduct of its business. Rather, the Trust is wholly dependent upon the services of the managing operator. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the managing operator's principals could have a material and adverse effect on the managing operator's ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company's ability to adequately carry out its advisory responsibilities.

The Trust Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

Campbell & Company may withdraw from the Trust upon 90 days' notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days' prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted Investors without the written consent of the managing operator. See "Appendix A – Amended and Restated Declaration of Trust and Trust Agreement."

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974

Campbell & Company anticipates that the underlying assets of the Trust may be considered for purposes of Title I of the Employee Retirement Income Security Act, as amended ("ERISA"), and Section 4975 of the Internal Revenue Code of 1986, as amended (the "Code"), to be assets of certain employee benefit plans and other Plans that purchase Units. Under such circumstances, the investments of the Trust and the activities of Campbell & Company will be subject to and, in certain cases, limited by, ERISA and the Code. Accordingly, all investors should carefully read "Investment by Employee Benefit Plans" in the Private Placement Offering Memorandum.

When considering an investment in the Trust of the assets of an employment benefit plan subject to Title I of ERISA, a fiduciary with respect to such plan should consider, among other things: (i) the definition of "Plan assets" under section 3(42) of ERISA and the regulations issued by the Department of Labor ("DOL") regarding the definition of Plan assets; (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1) of ERISA; (iii) whether the investment satisfies the prudence requirements of Section 404(a)(1) of ERISA; and (iv) that there will be no secondary market in which such fiduciary can sell or otherwise dispose of the Units.

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

The Performance Fee Could Be an Incentive to Make Riskier Investments

Campbell & Company employs a speculative strategy for the Trust, and receives performance fees based on the trading profits earned by it for the Trust. Campbell & Company would not agree to manage the Trust's account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Trust's assets were managed by Campbell & Company that did not require performance-based compensation.

The Trust May Distribute Profits to Investors at Inopportune Times

Campbell & Company reserves the right to make distributions of profits of the Trust to the Investors at any time in its sole discretion in order to control the growth of the assets under Campbell & Company's management. Investors will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the Investors.

Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Trust

Campbell & Company's strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company's hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Trust to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.

Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade

Campbell & Company's strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Trust or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Trust to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause Campbell & Company to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause Campbell & Company to reverse such action or inaction, all of which may ultimately be to the detriment of the Trust.

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Campbell & Company has a conflict of interest because it acts as managing operator and sole trading advisor for the Trust. Since Campbell & Company acts as both trading advisor and managing operator for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm's-length negotiation. These fees consist of a management fee of up to 4% (of which 2% is retained) and a 20% performance fee. Campbell & Company, as managing operator, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Trust, so a conflict exists between the selling agent's interest in maximizing compensation and in advising its clients to make investment decisions in the client's best interests.

The Value Of The Shares Will Be Adversely Affected If The Trust is Required To Make Indemnification Payments

Under the Trust's constituent document and pursuant to the service contracts, Campbell & Company and the service providers have the right to be indemnified for any liability or expense they incur, assuming that they have satisfied their standard of care and have not materially breached the applicable agreement(s). That means an indemnitee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it with respect to the Trust. Any sale of that kind would reduce the value of the Shares of the Trust.

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

The Trust's Fees and Expenses

The Trust is required to make substantial profits in order to avoid depletion or exhaustion of its assets from fees and expenses. In addition, the Performance Fee paid to Campbell & Company by each Series of the Trust is based on both realized and unrealized gains and losses as of the end of the applicable period. Consequently, Performance Fees could be paid on unrealized gains that may never be realized by any of the Trust's Series of Units.

Compulsory Redemption of Units

Campbell & Company has the right to redeem all or any portion of the Units of any Investor, for any reason or no reason, upon not less than ten (10) days' prior written notice to the Investor; provided, however, that the Trust may require a redemption of all or any portion of any Investor's Units as of any date without providing any prior notice to avoid causing the assets of the Trust to be "plan assets" within the meaning of ERISA or Section 4975 of the Code.  Amounts so redeemed will be calculated and paid as provided above for voluntary redemptions.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2015, there were 5,745 Unitholders and 243,788.567 Units of Beneficial Interest outstanding in Series A, 441 Unitholders and 43,230.672 Units of Beneficial Interest outstanding in Series B, and 542 Unitholders and 25,184.916 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Total Assets	$939,508	$771,758	$707,253	$455,952	$379,059
Total Unitholders' Capital	928,081	748,010	700,105	447,606	374,632
Total Net Trading Gain (Loss) (includes brokerage commissions)	(18,089)	146,182	69,056	18,970	(6,782)
Net Income (Loss)	(64,565)	100,079	44,666	3,686	(20,462)

Net Income (Loss) Per Managing Operator and Other Unitholders Unit*
Series A	(238.56)	396.43	176.50	(9.93)	(156.53)
Series B	(206.02)	407.50	273.28	49.51	(142.94)
Series W	(163.31)	537.90	224.46	64.73	(106.04)
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders Unit
Series A	(209.95)	429.84	218.43	20.36	(154.13)
Series B	(207.47)	530.82	264.52	33.99	(142.52)
Series W	(171.60)	498.98	262.00	48.12	(118.49)
Weighted Average Number of Units Outstanding During the Year
Series A	214,825.352	166,969.696	129,417.758	72,692.611	41,208.044
Series B	45,553.446	56,725.207	67,435.246	77,715.396	93,793.303
Series W	24,073.255	20,026.066	15,124.169	8,657.809	5,699.790

*	Based on weighted average number of units outstanding during the year.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2015 and 2014.

	1st Qtr. 2015	2nd Qtr. 2015	3rd Qtr. 2015	4th Qtr. 2015
Total Net Trading Gain (Loss) (includes brokerage commissions)	$75,481	$(133,574)	$39,141	$863
Net Income (Loss)	54,675	(141,542)	30,230	(7,928)
Net Income (Loss) per Managing Operator and Other Unitholders Unit *
Series A	222.22	(519.28)	93.48	(25.98)
Series B	241.69	(522.15)	101.62	(27.10)
Series W	254.79	(513.70)	116.15	(15.34)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders Unit
Series A	219.72	(490.51)	90.47	(29.63)
Series B	240.38	(520.88)	100.86	(27.83)
Series W	250.70	(516.46)	112.37	(18.21)

Net Asset Value per Managing Operator and Other Unitholders Unit at the End of the Period
Series A	3,350.08	2,859.57	2,950.04	2,920.41
Series B	3,583.70	3,062.82	3,163.68	3,135.85
Series W	3,620.79	3,104.33	3,216.70	3,198.49

Weighted Number of Units Outstanding During the Period
Series A	168,673.522	202,381.525	243,138.560	245,107.798
Series B	46,755.341	46,210.926	45,544.115	43,703.400
Series W	23,121.039	23,984.328	24,739.511	24,448.140

	1st Qtr. 2014	2nd Qtr. 2014	3rd Qtr. 2014	4th Qtr. 2014
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(72,801)	$30,324	$87,178	$101,481
Net Income (Loss)	(78,870)	24,422	77,069	77,458
Net Income (Loss) per Managing Operator and Other Unitholders Unit *
Series A	(299.29)	93.24	325.33	321.50
Series B	(310.39)	98.72	356.38	376.76
Series W	(307.41)	115.13	351.28	355.68

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders Unit
Series A	(301.24)	94.02	319.91	317.15
Series B	(310.60)	101.31	360.66	379.45
Series W	(310.09)	112.13	344.79	352.15

Net Asset Value per Managing Operator and Other Unitholders Unit at the End of the Period
Series A	2,399.28	2,493.30	2,813.21	3,130.36
Series B	2,501.90	2,603.21	2,963.87	3,343.32
Series W	2,561.02	2,673.15	3,017.94	3,370.09

Weighted Number of Units Outstanding During the Period
Series A	176,647.659	172,927.605	157,303.479	161,000.041
Series B	64,602.320	60,802.312	52,719.088	48,777.106
Series W	19,352.162	19,947.803	20,226.043	20,578.258

*	Based on weighted average number of units outstanding during the period.

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

As of December 31, 2015, the aggregate capitalization of the Trust was $928,081,406 with Series A, Series B and Series W comprising $711,962,948, $135,564,706 and $80,553,752, respectively, of the total. The Net Asset Value per Unit was $2,920.41 for Series A, $3,135.85 for Series B, and $3,198.49 for Series W.

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

The Trust generally maintains 60% to 75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Trust are adjusted and positions in the instruments the Trust trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.

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

Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust's assets are deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

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

Results of Operations

The returns for the years ended December 31, 2015, 2014 and 2013 for Series A were (6.71)%, 15.92%, and 8.80%, Series B were (6.21)%, 18.87%, and 10.38% and Series W were (5.09)%, 17.38% and 10.04%, respectively.

The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2015, 2014, and 2013, the Trust accrued management fees in the amounts of $33,963,706, $25,242,187, and $22,322,146, respectively, and paid management fees in the amounts of $33,383,399, $25,039,394, and $21,554,055, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Trust accrued performance fees in the amounts of $13,671,976, $21,146,866 and $3,040,951, respectively, and paid performance fees in the amounts of $30,518,362, $4,304,051 and $3,037,380, respectively.

2015 (For the Year Ended December 31)

Of the (6.71)% return for year ended 2015 for Series A, approximately (7.13)% was due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A, offset by approximately 0.07% due to trading gains (before commissions) and approximately 0.35% due to investment income.

Of the (6.21)% return for year ended 2015 for Series B, approximately (6.63)% due to brokerage fees, management fees, performance fees and operating costs borne by Series B, offset by approximately 0.07% was due to trading gains (before commissions) and approximately 0.35% due to investment income.

Of the (5.09)% return for year ended 2015 for Series W, approximately (5.51)% due to brokerage fees, management fees, performance fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.07% was due to trading gains (before commissions) and approximately 0.35% due to investment income.

An analysis of the 0.07% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.83%
Currencies	3.08
Interest Rates	(4.01)
Stock Indices	(0.83)
0.07%

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

February for the Trust was composed of losses in commodities, interest rates, and foreign exchange offset gains from stock indices. The largest losses came from short commodity positions driven by both trend-following and non-trend following strategies. Short energy exposure was one of the worst performing sub-sectors as the crude complex experienced a significant bounce during the month after a sharp six-month sell-off. Signs of falling production, refinery disruptions, and cold weather helped to squeeze prices higher. Grain positions added to losses as short positions in corn and wheat were hurt by stronger export sales. Some offsetting gains were found in the soft commodities. A short position in coffee experienced profits as improving weather in Brazil boosted prospects for an abundant harvest which weighed heavily on the product. Interest rate positions were another source of losses during the month. Trend following strategies showed declines while non-trend programs produced some offsetting gains. Long positioning within the United States and the United Kingdom produced some of the largest losses as better economic data, improving inflation trends, and less dovish central bank comments pressured markets lower. Foreign exchange contributed small additional losses. Short positioning on the British pound versus the U.S. dollar suffered from hawkish U.K. central bank comments on the back of stronger than expected economic data. Some offsetting gains came from short euro and short yen positions, both versus the U.S. dollar, as diverging central bank policy paths continue to provide opportunity for our strategies. Stock index positioning from both trend following and non-trend following systems showed strong gains during the month. Global profits were found from long positioning in the U.S., Japan, Australia, Europe, and Canada as a bounce in oil prices alleviated some fears around a global growth slowdown. Pockets of stronger than expected economic data linked with a tentative resolution to the Greek geopolitical crisis fed the risk-on sentiment for stocks.
Gains in foreign exchange and commodities led to a profitable March for the Trust as profits from foreign exchange, commodity, and interest rate holdings all contributed while stock index positions produced some offsetting losses during the month. The largest profits for March were provided by foreign exchange positions from both trend following and non-trend strategies. Short euro positioning versus the U.S. dollar was one of the best performing holdings. The euro continued to trade lower as the European Central Bank's unprecedented monetary stimulus contrasted sharply with the US Federal Reserve, which many expect to raise interest rates later this year. The euro was also pressured lower as Greece struggles to secure bailout funds and avert a default. Other gains came from short positioning on several commodity currencies as the price of oil resumed its downward trend pulling those markets lower. Commodities were another source of profits during the month. Short positioning across the energy complex proved profitable as the sell-off in those markets began again amid new signs of global oversupply. A potential political agreement with Iran also threatened to dump even more supply on the already saturated market if Western sanctions are scaled back. Soft commodities were another source of gains. Short positioning on sugar and coffee produced profits as favorable growing weather increased expectations for plentiful supplies of those commodities. Small additional gains came from interest rate positions. Long positioning across long-dated global instruments continues to be the theme for positioning within this sector. Losses in Japan and Germany were more than offset by gains experienced in the United States, Australia, the United Kingdom, and Canada. Global stock indexes showed losses from both trend and non-trend strategies. Global stocks were mixed during March as some gains in Europe, helped by the ECB's quantitative easing program, were offset by losses in the U.S., U.K., Canada, and Australia hampered by a stronger U.S. dollar and falling global commodity prices.
The Trust showed a decline in April as losses from foreign exchange, interest rate, and commodity holdings all contributed to the decline while stock index positions produced some offsetting gains during the month. Some of the largest losses for April were produced by foreign exchange positions from both trend following and non-trend following strategies.  Short euro positioning versus the U.S. dollar was one of the worst performing holdings.  The euro moved higher as weaker U.S. economic data suggested that the US Federal Reserve will hold off on an interest rate hike longer than expected.  A calming of concern around the solvency of Greece also helped to boost the euro.  Faster reacting non-trend models showed some offsetting gains in the British pound as that currency reversed higher during the month on hawkish U.K. central bank comments and an improvement in sentiment around their upcoming elections. Interest rates were another source of losses during the month.  Long positioning across long-dated fixed income instruments provided most of the declines as global interest rate products sold-off.  Losses in Australia stemmed from hawkish central bank comments and some surprisingly strong economic data.  Concern over ultra-low interest rate yields in Germany linked with bearish comments from several prominent asset managers caused those bond prices to fall.  Additional declines came from commodity positions.  Short positioning across the energy complex was hurt by rising prices as supply concerns eased and the weaker U.S. dollar was supportive to prices.  Trading in soft commodities, namely sugar and coffee, also produced losses.  Non-trend strategies produced some offsetting gains within the industrial metals sub-sector.  Long metals positions benefitted from a weaker U.S. dollar and new Chinese stimulus measures which helped to push those markets higher.  Global stock indices showed gains from the trend strategies.  Long positioning on the Hang Seng index in Hong Kong was one of the best performing holdings during the month as the index rose almost 13%.  Hong Kong shares rose sharply when Chinese regulators allowed mutual funds to buy shares in companies included in the index.

The Trust showed a decline in May as losses from interest rate and commodity holdings were only partially offset by gains from foreign exchange and stock index positions, leaving the portfolio lower on the month.  Some of the largest losses were produced by interest rate positions from both trend following and non-trend strategies.  Long positioning across long-dated interest rate products suffered when well established trends sharply reversed during the month.  Some of the largest losses were seen in Germany and Australia.  The German sell-off, which spilled over into other global interest rate markets, was primarily driven by technical factors, including liquidity and positioning.  Australia saw some stronger than expected economic data, which put pressure on their interest rate markets.  Additional declines came from commodity positions within trend following as non-trend strategies showed some smaller offsetting gains in the sector.  One of the worst performing sub-sectors was industrial metals.  Long positioning on copper and zinc suffered from a strengthening U.S. dollar and additional signs of an economic slowdown in China.  Long positioning on precious metals also suffered from the stronger dollar.  Some offsetting gains came from the grain sub-sector. Shorts on both corn and soybeans profited from a drop in prices due to steady planting progress.  Some of the best gains during May were within foreign exchange holdings where both trend following and non-trend strategies showed profits.  Short positioning on the Japanese yen versus the U.S. dollar was one of the biggest gains.  The yen weakened to a 12-year low versus the dollar.  After a soft first quarter, data suggested that the U.S. economy was starting to accelerate leading to speculation that the US Federal Reserve could raise interest rates later this year for the first time since 2006.  Global stock indices also showed gains with both the trend and non-trend strategies contributing.  Long positioning on the Japanese Nikkei 225 index produced some of the largest sector gains.  Japanese stocks rose steadily throughout the month as the falling yen provided a strong tailwind for stocks.
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

The Trust had offsetting gains and losses in August as profits from commodity positions were offset by losses in interest rate positions.  Foreign exchange and stock index holdings had little positive or negative impact on the Trust.  Some of the largest gains were produced by commodity positions from trend following systems as non-trend strategies showed some losses in the sector.  Short holdings on the industrial metals, namely zinc, nickel, and aluminum, were some of the largest gainers amid growing concern that the Chinese economy is in worse shape than previously thought.  China is a huge consumer of these metals.  Short positions within the energy sub-sector also proved to be profitable trades during the month with Brent and WTI among the best gainers.  Chinese growth concerns coupled with ongoing abundant petroleum supplies conspired to put downward pressure on prices.  The Trust experienced some offsetting losses in the precious metals and soft commodities.  A short position from gold suffered from flight to safety buying amid a sharp decline in global equities.  A short holding on coffee was hurt in the first half of the month amid concerns surrounding smaller bean sizes in Brazil.  Foreign exchange was relatively flat for August.  Short positioning on the Canadian, New Zealand, and Australian dollars, commonly referred to as "commodity currencies," proved profitable.  The Chinese economic slowdown was the catalyst for the sell-off in these markets. Offsetting losses were incurred by positioning in the Euro, Japanese yen, and Swedish krona. Stock index positioning had little impact on monthly performance.  Shorter-term, faster reacting non-trend strategies showed gains in the sector while trend following systems with longer-term, slower indicators showed offsetting losses.  Poor Chinese economic data linked with their surprising currency devaluation sent global stocks sharply lower.  Interest rate positions showed a small decline during the month as losses from non-trend strategies overwhelmed gains from trend following systems.  Interest rate markets experienced choppy price action amid risk-off / risk-on buying and selling plus continued uncertainty over the timing of the first US Federal Reserve rate hike in some nine years.
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
The Trust showed a loss in October as profits from stock index holdings were more than offset by losses from foreign exchange, interest rate, and commodity positions during the month. Foreign exchange positions from trend following strategies produced some of the largest losses for the Trust during October.  The Trust held a net long US dollar positioning during the month.  A weaker than expected September US employment report early in the month caused a US dollar sell-off for the first two weeks as expectations for a Federal Reserve rate hike began to fade.  Long-term downtrends in many of the commodity currencies, such as the Australian and Canadian dollars, reversed which led to losses in those currencies.  Non-trend strategies produced some offsetting gains in the sector. Interest rate positions contributed small additional losses to the Trust.  Dovish comments from the ECB head Mario Draghi and a more hawkish than expected statement from the US Federal Reserve were the biggest drivers of interest rate markets.  The Trust experienced gains in Europe, but more than offsetting losses in the US, UK, and Asia from trend and non-trend systems alike. Commodity positions also detracted from the Trust's monthly P&L.  Non-trend systems showed some strong gains that were offset by losses from trend strategies.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and near-record inventory levels pushed natural gas sharply lower.  Offsetting losses across the other commodity sub-sectors left the sector lower on the month overall. The best gains during the month came from long positioning on global stock indexes.  The sharp sell-off in global stocks from August and September was reversed during October.  Signs that the US Federal Reserve was not quite ready to raise interest rates linked with new stimulus from China and expected stimulus from the ECB pushed stock prices sharply higher which benefitted both trend following and non-trend strategies.

The Trust showed profits in November from commodity, foreign exchange, and interest rate positions.  Stock index holdings provided some small offsetting losses during the month. Commodity positions provided some of the best gains to the Trust during November, with both trend following and non-trend systems contributing.  Some of the best gains were found in the energy sub-sector with a short position on natural gas fueling profits.  Warmer weather and record inventory levels pushed natural gas prices lower.  Short positioning on Brent and WTI also added to gains in the energy sub-sector as supplies remained abundant.  Short holdings on the industrial metals, namely copper, zinc, and nickel, also produced solid profits as a stronger US dollar, in addition to weak demand and plentiful supplies kept prices under downward pressure.  Other sector gains came from short positioning on corn and wheat as those prices fell amid steady harvest progress leading to expectations for abundant supplies. Foreign exchange positions from both trend following and non-trend strategies produced additional profits.  A short holding on the euro versus the US dollar was one of the best performing trades.  Expectations of divergent monetary policies between Europe and the US put downward pressure on the euro.  The ECB is widely expected to provide additional easing measures in December, while the US Federal Reserve is broadly expected to increase interest rates during the same month.  A short position on the Polish zloty also added to profits.  The combination of potential ECB monetary policy easing, depressed energy prices, and the expected interest rate increase by the US Federal Reserve put pressure on the Emerging Market currencies. Interest rate positions contributed small additional gains to the Trust, driven by the non-trend strategies.  Some of the best opportunities were found in Germany, the United Kingdom, Italy, the United States, and Canada. Some small losses during the month came from stock index positions, primarily from non-trend systems.  A short position on Australian SPI 200 was one of the worst trades in the sector.
December for the Trust comprised of losses from interest rate and stock index holdings while foreign exchange and commodity positions provided some smaller offsetting gains. Interest rate positions provided some of the biggest losses during December, with both trend following and non-trend systems contributing.  Some of the largest losses came from the German 10-year and 5-year notes.  Long positioning on these, and other global interest rate markets, suffered when ECB president Mario Draghi disappointed markets early in the month.  Traders had widely expected Mr. Draghi to announce major new stimulus measures at the ECB's December meeting.  When he failed to live up to the high expectations, major bond markets saw a sharp reversal in trend leading to losses for the sector.  The non-trend systems had a particularly difficult time navigating the choppy price action that occurred after the disappointing ECB announcement. Some additional losses during the month came from stock index positions, primarily from the trend systems.  Long positioning on global stock indexes, especially within Europe, were hurt by the underwhelming ECB stimulus announcement.  Many major European indexes finished December with losses greater than 5% for the month. Foreign exchange positions from both trend following and non-trend strategies produced some offsetting profits.  One of the best performing holdings was a short position on the Canadian dollar versus the US dollar.  The Canadian currency is closely tied to the price of WTI and was dragged lower by the sell-off in the oil market. Trend following and non-trend strategies each produced some small gains in the commodity sector.  Short positioning within the energy complex proved profitable as those markets remained under pressure amid high supply and anemic demand.  The unseasonably warm weather also weighed on those products used for home heating, such as gasoil.  Short positioning on the industrial metals, namely aluminum, zinc, and copper, produced some losses as oversold conditions led to a bounce in prices.
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

The Trust realized solid gains in December to close-out a year of strong performance. Profits came from interest rate, foreign exchange, and commodity holdings offset mostly by stock index position losses. The largest gains for December came from long global interest rate positions within both the trend-following and non-trend following strategies. Global interest rate products rallied during the month as the collapse in crude oil prices has led to a sharp decline in inflation expectations. Geo-political uncertainty also helped to boost prices as the Russian ruble crisis and uncertainty around the Greek political situation drove safe-haven buying. Gains were particularly strong within Japan and Europe as those central banks remain committed to additional quantitative easing measures. Foreign exchange contributed additional gains, driven by the trend following systems. Overall, long U.S. dollar positioning proved profitable as the U.S. FOMC dropped its pledge to keep interest rates near zero for a "considerable time" as the American economy continued to show signs of strengthening. Short positioning on the Mexican peso versus the U.S. dollar was one of the best performing FX holdings. The peso sank in value as plunging oil prices damped speculation that a projected energy boom in the country would attract foreign investment and spur economic growth. Commodity positions were another source of profit during the month. Trend following strategies showed gains while non-trend programs produced offsetting losses. Short energy exposure was the best performing sub-sector and dominated returns in the sector as short positions in Brent and Gas Oil provided the largest gains. Oil prices continued to tumble amid the stronger U.S. dollar and OPEC failed to intervene in the market to stop the slide. Some offsetting losses were seen within the grains and precious metal commodity sub-sectors. Stock index positioning, from both trend and non-trend systems, proved unprofitable during the month. Global stock index performance was mixed during the month with most indices losing value. The ongoing decline in the energy complex, the Russian ruble crisis, and Greek political uncertainty all fueled a general risk reduction in stocks.

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
14.95%

2013 began on a positive note, as the Trust posted solid gains. Equity Indices and Foreign Exchange sectors responded to improved economic outlooks in the U.S. and Europe and to the promise of aggressive fiscal and monetary policy in Asia. Commodities were flat on the month, and the Interest Rates sector was the only significant detractor from performance. The Trust lost on a net-long position in global long-term rates as the sector moved lower on the same macroeconomic drivers that pushed equity markets higher and a general rotation out of bonds and into stocks. From a strategy perspective, longer-term trend following models were the most profitable strategies in January, with other complimentary strategies providing additional returns. Long global equity positions primarily from European and Asian holdings recorded the majority of gains. Positive data points out of Europe included the softening of tough "Basel III" regulations, a larger-than-expected repayment by banks of LTRO funds to the ECB, Spanish and Italian bond auctions bringing the lowest yields in months, and German ZEW surveys of sentiment that were much more optimistic. In Asia, the new Japanese government used every possible opportunity to push for a weakening of the Japanese Yen and a 2% inflation target to end decades of deflation. Exporters rallied as the Yen weakened throughout the month. The Trust's short Japanese Yen position was the most profitable trade in the portfolio during January. Losses in Interest Rates were not enough to offset gains as the sector exhibited a generally negative correlation to equities, hurting the Trust's long position.

The Trust, which consists of both trend following and non-trend following strategies, profited in February. The majority of gains came from the foreign exchange sector, while losses in equity index trading offset some of these gains. Interest rates and commodities had little impact on performance. Foreign exchange was the most profitable sector, contributing well over 1% to the Trust. In the U.K., the British Pound (GBP) was down over 4% in February as weak economic fundamentals led Moody's to downgrade the U.K.'s Aaa sovereign debt rating to Aa1. The Trust made over 1% in GBP on a short position against the U.S. Dollar. The Canadian Dollar (CAD) also declined over 3% in February on global risk-off positioning and developments indicating a slowing Canadian economy. This led to additional gains on a short position against the currency. These gains were partially offset by losses from trading in equity indices where long positioning in European indices was unprofitable. Political uncertainty in the region, threatening a smooth recovery, caused downward moves in several major indices and reversed recent upward trends. Trading in North American indices was relatively flat for trend following strategies and losses in the region were driven by faster, non-trend following strategies getting caught in volatile market action. Trading in both interest rates and commodities was relatively flat in February. Renewed concerns over European sovereign debt and the impending U.S. sequester drove interest rate markets, producing small gains for the Trust. In commodities, gains in metals were offset by losses in energies, driven by the same macroeconomic factors that impacted the interest rates sector.

The Trust's strategies profited in three of four major sectors traded in March, with the majority of gains coming from commodities. Major economic drivers included Chinese and Japanese political developments, positive economic data in the U.S., and the bank bailout situation in Cyprus. Trend following strategies contributed over 2% to the Trust, while other non-trend strategies detracted from performance. Gains in commodities were led by short positions in copper and aluminum as these industrial metals fell sharply during the month. Copper was pressured by new property tightening measures in China aimed at reining in overheated housing markets. Aluminum fell on reports that production climbed 2.4% in February. Soft commodities and energies also added to profits as supply and weather data moved markets in the direction of the Trust's positions. Equity indices, specifically long positioning in the United States and Japan, also added to monthly gains. A sharp uptick in U.S. non-farm payrolls and a downtick in the unemployment rate, followed by data indicating a steadily improving U.S. housing market helped push index levels higher. Japanese stocks rose for a seventh straight month, gaining over 7%, as Prime Minister Abe's efforts to end deflation began with his appointment of Haruhiko Kuroda to lead the Bank of Japan ("BOJ"). Positioning in foreign exchange contributed small gains to the Trust. The most profitable trade continues to be short Japanese Yen, with the new BOJ Governor stating he will do "whatever it takes" to achieve his goal of a 2% inflation target within two years.

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

The Trust had a net loss in June. Declines in stock indices and foreign exchange were only partially offset by gains from commodities and fixed income. The primary focus of global markets in June revolved around the fear that the US Federal Reserve was beginning to signal that their aggressive QE measures were going to be reduced or "tapered" amid stronger US economic trends. World markets have enjoyed the benefits of the unprecedented liquidity that the US central bank has pumped into the banking system over the past five years, however the announcement by Fed Chairman Bernanke on June 19th that QE tapering could begin as soon as year-end roiled global markets. Trend strategies showed their largest losses in long equity index positions. The losses were spread across all global equity markets as they sold off on the concern that US QE tapering could be expected in the near future. Non-trend strategies showed gains in foreign exchange positioning, but the trend-following models produced losses that more than offset any gains. The trend strategies showed the greatest losses on the Japanese yen and the British pound as both showed sharp trend reversals post Bernanke's tapering comments mid-month. Trend-following strategies delivered gains in commodities, especially within short industrial metals and precious metals positioning. Concerns over a Chinese credit crunch plus fear over the potential impact from QE tapering pushed both types of metals lower. Gains were somewhat offset by losses from energy positions which generally saw sharp mid-month trend reversals due to the strengthening US dollar amid fears that monetary accommodation would begin to be withdrawn. Both non-trend and trend strategies showed gains in short positioning on fixed income instruments. Global fixed income markets sold off sharply on fears over QE tapering. The faster reacting non-trend models quickly built short positions and benefitted from the extended declines.

The Trust had small gross trading losses in July. Gains from stock indices were more than offset by losses from foreign exchange, fixed income, and commodities. The largest losses during the month were found within foreign exchange holdings primarily from short positioning against the Canadian dollar and the New Zealand dollar. These currencies both appreciated on hawkish leaning central bank comments and amid better economic data. The Australian dollar produced one of the largest FX gains as the Royal Bank of Australia indicated that they had room to cut interest rates which was supported by tame inflation data. Short positioning within both short and long dated fixed income instruments also caused losses, especially within the trend following strategies. Members of the US Federal Reserve, including Chairman Bernanke, emphasized to world financial markets that a tapering of QE programs does not necessarily mean a tightening of interest rates. This message helped push fixed income instruments higher, hurting the Trust's short positioning. Non-trend strategies showed small losses as well. Commodity positions were another source of losses during July. The "QE tapering does not mean tightening" message helped gold appreciate over 7% which hurt recently profitable trend following short positioning. Long positioning gains within energies, especially on crude and Brent oil, offset some of the sector's overall losses. New Middle East tensions in Egypt, early month inventory draws, and some favorable economic data in the US all pushed most energies higher on the month. Long stock index positions helped to mostly offset losses. Most global stock markets rallied during July driven by expectations for continued monetary support from major central banks, generally better than expected second quarter earnings reports, and additional signs that global economic growth is improving, especially within Europe and the US. Trend following strategies showed solid gains on long positioning within global stock indices; however, non-trend strategies showed small losses on the sector.

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

The Trust's losses continued in September. Gains from stock indexes were more than offset by losses from commodity, foreign exchange, and interest rate holdings. Commodities produced the largest losses on the month, led by long energy and short industrial metal positions. A calming of tensions between the US and Syria caused a sell-off in energy markets, reversing the gains seen during August. Industrial metals gained on the election of a pro-business Prime Minister in Australia and amid some better Chinese economic data. The non-trend following strategies were long gold, which produced some offsetting gains on the US Fed's surprise decision to delay a tapering of its monthly quantitative easing (QE) program. Foreign exchange positions produced losses as well. The US dollar was broadly weaker versus most other G10 currencies during September with the US Dollar Index hitting a seven-month low. The largest losses for the Trust were found in short Canadian and Australian dollar positions. The Fed's surprising decision to delay tapering its $85 billion monthly asset purchase program sparked a sharp rally in these currencies versus the US dollar. Some offsetting gains were found from long positioning on the British pound and Swiss franc versus the dollar. Interest rate positions, primarily short holdings on the short-end of the curve, produced additional portfolio losses. The Fed's surprise decision to delay QE tapering, some pockets of softer global economic data including a weaker than expected US employment report, and reports of a US government partial shutdown near month-end all helped to push fixed income instruments higher during September. Long stock index holdings produced the only sector gains in the Trust during the month. A peaceful resolution of the US/Syrian crisis, renewed confidence that Janet Yellen would be nominated to be the next head of the US Federal Reserve, and the Fed's decision to fully maintain QE helped most global stock markets to post solid gains. Profits were capped by late month concerns about a showdown in Washington over government spending that ultimately resulted in a partial shutdown of the US government.

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

The Trust had a net loss in December. Profits from stock index and foreign exchange positions were more than offset by losses from commodity and interest rate holdings. The largest losses for December came from positioning in global interest rates driven by trend following strategies. Losses were seen in both short-dated and long-dated instruments. Anticipation that the US Federal Reserve would begin tapering its quantitative easing (QE) program came to fruition around mid-month causing interest rates to generally rise throughout December. Losses were greatest in short-dated instruments where the portfolio had long positioning which suffered from improving economic data and the beginning of the Fed's QE taper. Commodity holdings also produced some losses, primarily from non-trend strategies. The worst performing sub-sector was industrial metals where short positioning suffered as a rally, sparked by increasing optimism over growth in China and the US, boosted metal prices. Some offsetting gains came from short precious metal holdings which continued to trend lower amid the Fed's move to begin exiting its loose money policy. Wheat produced the largest gains within the grains as weaker than expected export demand and ample global supplies pushed the commodity to a 20-month low. Foreign exchange holdings produced gains. The largest gains came from short positions on the Japanese yen and the Australian dollar versus the US dollar. The Fed's decision to begin tapering linked with ongoing easy money policies in Japan pushed USDJPY to new multi-year highs. The Australian dollar fell almost 2% versus the US dollar. Long stock index positions produced the largest gains during December primarily driven by trend following strategies. Global stocks generally sold off in the first half of the month as investors were anxious ahead of the Fed's QE taper decision. Stocks rallied sharply post the Fed's taper announcement as investors digested the news and found themselves underinvested in an improving economic landscape. Stocks moved to new highs helping to fuel gains in the sector.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2015, 2014 and 2013 and the trading gains/losses by market category for the years then ended.

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.91%	1.83%
Currencies	0.61%	3.08%
Interest Rates	0.66%	(4.01)%
Stock Indices	0.36%	(0.83)%
Aggregate/Total	1.82%	0.07%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2015.

Of the (6.71)% return for year ended 2015 for Series A, approximately (7.13)% was due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A, offset by approximately 0.07% due to trading gains (before commissions) and approximately 0.35% due to investment income.

Of the (6.21)% return for year ended 2015 for Series B, approximately (6.63)% due to brokerage fees, management fees, performance fees and operating costs borne by Series B, offset by approximately 0.07% was due to trading gains (before commissions) and approximately 0.35% due to investment income.

Of the (5.09)% return for year ended 2015 for Series W, approximately (5.51)% due to brokerage fees, management fees, performance fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.07% was due to trading gains (before commissions) and approximately 0.35% due to investment income.

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

Of the 10.38 % return for year ended 2013 for Series B, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43 % due to investment income, offset by approximately (5.00)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 10.04 % return for year ended 2013 for Series W, approximately 14.95% was due to trading gains (before commissions) and approximately 0.43 % due to investment income, offset by approximately (5.34)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

Material Limitations of Value at Risk as an Assessment of Market Risk

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

The following were the primary trading risk exposures of the Trust as of December 31, 2015 by market sector.

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

Stock Indices

The Trust's primary equity exposure is to equity price risk in the G-7 countries as well as Australia, Hong Kong, Singapore, Spain, Taiwan, Netherlands, India, South Africa and Sweden. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Trust's positions being "whipsawed" into numerous small losses.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of December 31, 2015.

Foreign Currency Balances

The Trust's primary foreign currency balances are in Australian Dollar, British Pounds, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Campbell & Company, the managing operator of the Trust, with the participation of the managing operator's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. Effective January 1, 2015, Northern Trust Hedge Fund Services LLC became the Administrator of the Trust. The Administrator's primary responsibilities are portfolio accounting and fund accounting services. The general partner maintains a full shadow set of books which are periodically reconciled to the Administrator. There were no changes in the managing operator's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarterly that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

Management's Annual Report on Internal Control over Financial Reporting

Campbell & Company, LP ("Campbell & Company"), the managing operator of the Trust, is responsible for the management of the Trust. Management of Campbell & Company ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Trust's internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust's transactions are being made only in accordance with authorizations of Management and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Trust's internal control over financial reporting was effective.

Management's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company's directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and was appointed to the Board of Directors of Campbell & Company and as Chief Executive Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Mr. Andrews is also, since November 2012, the Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company and Director of Campbell Financial Services, Inc., an SEC-registered broker-dealer and FINRA member. Since March 2010, Mr. Andrews has served on the firm's Investment Committee. Mr. Andrews served as Co-Director of Research since November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President: Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. He has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC and The Campbell Multi-Strategy Trust from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively.

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

Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, and was appointed to the Board of Directors of Campbell & Company and as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012.  Mr. Harris has also been appointed, since November 2012, as President of The Campbell Multi-Strategy Trust, a registered investment company, and as Director of Campbell Financial Services, Inc., an SEC- registered broker-dealer FINRA member.  Since March 2010, Mr. Harris has served on the firm's Investment Committee.  Mr. Harris served as Vice President and Director of Trading since June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as a NFA Associated Member and Associated Person effective August 19, 2000 and September 21, 2000, respectively; and listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.

Dr. Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed as Director of Research of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Dr. Hu formerly served as the Co-Director of Research from November 2011 to October 2012. Since he joined the firm Dr. Hu has had a major role in the ongoing research and development of Campbell & Company's trading systems. In March 2010, Dr. Hu was appointed to the firm's Investment Committee. As Director of Research he is responsible for the management of the research and investment process at the firm. Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Dr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Dr. Hu again became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective April 7, 2010 and November 14, 2012 respectively.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company's fund administration function. Mr. Lloyd was appointed Secretary of Campbell & Company in October 2011 and as Director of the Board of Directors in November 2012. Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director, Vice President, Chief Compliance Officer and Secretary and since November 2012 he was appointed President of Campbell Financial Services, Inc., an SEC- registered broker-dealer and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively. Mr. Lloyd became registered as an Associated Person and NFA Associate Member of Campbell & Company effective August 30, 2010.

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

Darvin N. Sterner, born in 1971, joined Campbell & Company in 1999 and was appointed Director of Private Wealth Distribution in May 2013 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, a SEC registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company's private wealth sales distribution. Since March 2007, Mr. Sterner has served as Vice President - National Sales Manager. He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associated Member and Associated Person effective April 16, 2002 and May 17, 2002, respectively.

Richard M. Johnson, born in 1964, joined Campbell & Company in March as the Managing Director, Global Head of Institutional Sales of Campbell & Company; Campbell & Company Investment Asviser LLC, a registered commodity trading advisor and an SEC registered investment adviser; and Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member.  Campbell & Company Investment Adviser LLC and Campbell Financial Services, LLC, are both wholly-owned subsidiaries of Campbell & Company.  In this capacity, Mr. Johnson is responsible for overseeing the firm's institutional investor relations and salesforce.  Prior to Campbell & Company, Mr. Johnson most recently served as the Managing Director of Strategic Business Development at Ellington Management Group, L.L.C., an investment advisor firm which specializes in asset-backed securities and mortgage-related derivatives.  During his tenure at Ellington Management, from May 2012 to February 2015, Mr. Johnson was responsible for institutional relations and capital raising strategies.  From March 2009 to April 2012, Mr. Johnson served as the Managing Director, Head of Institutional Distribution, North America, for Credit Suisse Securities (USA) LLC, an investment advisory and brokerage firm specializing in investment banking.  In this capacity, Mr. Johnson managed the alternative asset management distribution team.  Mr. Johnson holds a Bachelor of Science from Indiana University, Bloomington, IN.  Mr. Johnson became registered with the CFTC as a listed principal of Campbell & Company Investment Adviser LLC as of April 6, 2015; furthermore, Mr. Johnson became registered with the CFTC as a listed principal and Associated Person of Campbell & Company, LP as of April 6, 2015.
Heidi L. Kaiser, born in 1975, joined Campbell & Company in May 2006 and is currently the Deputy General Counsel, Chief Compliance Officer, and Anti-Money Laundering Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, an-SEC registered investment adviser, a wholly-owned subsidiary of Campbell & Company, and a registered commodity trading advisor. Ms. Kaiser also serves in this capacity for Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member, and served in this capacity for The Campbell Multi-Strategy Trust, a registered investment company, until May 2015.  Ms. Kaiser is involved in all aspects of legal affairs, compliance and regulatory oversight.  Ms. Kaiser oversees the Legal, Compliance, and Audit teams.  From April 2006 to August 2013, Ms. Kaiser was the Deputy General Counsel, Director of Compliance and Anti-Money Laundering Officer for Campbell & Company.  From November 1998 to April 2006, Ms. Kaiser was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Vice President and Counsel for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  While at DBSI, she represented the firm and its employees in securities litigation and NASD (n/k/a FINRA) and NYSE arbitrations.  Ms. Kaiser is a member of the Bar of the State of Maryland.  Ms. Kaiser became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective August 13, 2014 and August 12, 2014, respectively.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the "audit committee expert' because no member of the Audit Committee ("Committee") individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company's corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Campbell & Company receives (i) a monthly management fee of 1/12 of 4% of the month-end net assets of the Series A Units and Series B Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 4% of the average month-end net assets per year of the Series A Units and Series B Units; (ii) a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 2% of average month-end net assets per year of the Series W Units; and (iii) a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A Units, Series B Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income, allocable to such Series of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis, charged quarterly. In determining the fees in this paragraph, net assets shall not be reduced by the performance fees being calculated for such current period. In respect of each Series of Units, "aggregate cumulative appreciation" means the total increase in Unit value of such Series of Units from the commencement of trading, minus the total increase in Unit value of such Series of Units for all prior quarters, multiplied by the number of Units of such Series outstanding. The performance fee is paid only on profits attributable to each Series of Units outstanding. The performance fee is accrued monthly and paid quarterly.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2015, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2015, Campbell & Company did not own any Series A, Series B or Series W Units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2015 and 2014 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust's annual financial statements, for review of financial statements included in the Trust's Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2015 and 2014 were $162,500 and $146,250, respectively.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2015 and 2014, (ii) Statements of Financial Condition December 31, 2015 and 2014, (iii) Statements of Operations For the Years Ended December 31, 2015, 2014 and 2013, (iv) Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2015, 2014 and 2013, (vi) Financial Highlights For the Years Ended December 31, 2015, 2014 and 2013, (vii) Notes to Financial Statements.

	(1)	Incorporated by reference to the respective exhibit to the Registrant's Form 10 filed on April 30, 2003.
	(2)	Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on August 15, 2011.
	(3)	Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on May 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2016.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 29, 2016.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

THE CAMPBELL FUND TRUST

ANNUAL REPORT
December 31, 2015

THE CAMPBELL FUND TRUST

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	53

Financial Statements

Condensed Schedules of Investments as of December 31, 2015 and 2014	54-57

Statements of Financial Condition as of December 31, 2015 and 2014	58

Statements of Operations For the Years Ended December 31, 2015, 2014 and 2013	59

Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013	60

Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2015, 2014 and 2013	61-62

Financial Highlights For the Years Ended December 31, 2015, 2014 and 2013	63-65

Notes to Financial Statements	66-76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of
The Campbell Fund Trust:

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the "Trust"), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, cash flows, changes in unitholders' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2015. These financial statements and financial highlights are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2015 and 2014, the results of its operations, its cash flows, changes in its unitholders' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

March 29, 2016

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015

FIXED INCOME SECURITIES
Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$32,296,389	3.48%
	Credit Cards	21,617,224	2.33%
	Equipment	3,276,502	0.35%
	Utility Rate Reduction Bonds	1,667,655	0.18%
	Total Asset Backed Securities (cost $58,983,770)	58,857,770	6.34%

	Commercial Paper
	United States
	Communications	11,572,012	1.25%
	Consumer Discretionary	45,284,606	4.88%
	Consumer Staples	17,825,018	1.92%
	Energy	3,511,542	0.38%
	Financials	60,228,274	6.49%
	Health Care	25,701,714	2.77%
	Industrials	37,091,707	4.00%
	Technology	25,109,992	2.70%
	Utilities	54,997,140	5.92%
	Total Commercial Paper (cost $281,294,649)	281,322,005	30.31%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,881,998)	4,857,419	0.52%
	United States
	Communications	36,566,791	3.94%
	Consumer Discretionary	44,277,095	4.77%
	Consumer Staples	28,814,680	3.11%
	Financials	143,372,999	15.45%
	Health Care	12,187,502	1.31%
	Technology	16,967,118	1.83%
	Total United States (cost $282,663,892)	282,186,185	30.41%
	Total Corporate Bonds (cost $287,545,890)	287,043,604	30.93%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$65,000,000	U.S. Treasury Bills Due 01/28/2016*	64,994,670	7.00%
$8,600,000	U.S. Treasury Bills Due 02/04/2016*	8,599,329	0.93%
$135,750,000	U.S. Treasury Bills Due 02/25/2016*	135,736,697	14.63%
	Total Government And Agency Obligations (cost $209,347,466)	209,330,696	22.56%
	Total Fixed Income Securities** (cost $837,171,775)	$836,554,075	90.14%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,104)	$2,104	0.00%
	Total Short Term Investments (cost $2,104)	$2,104	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
 CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$51,896	0.00%
Energy	70,405	0.01%
Metals	459,326	0.05%
Stock indices	(658,566)	(0.07)%
Short-term interest rates	(671,792)	(0.07)%
Long-term interest rates	808,960	0.09%
Net unrealized gain (loss) on long futures contracts	$60,229	0.01%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$1,008,869	0.11%
Energy	(9,719,336)	(1.05)%
Metals	(4,592,137)	(0.49)%
Stock indices	(152,521)	(0.02)%
Short-term interest rates	(75,529)	(0.01)%
Long-term interest rates	(339,045)	(0.04)%
Net unrealized gain (loss) on short futures contracts	$(13,869,699)	(1.50)%
Net unrealized gain (loss) on open futures contracts	$(13,809,470)	(1.49)%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(11,389,490)	(1.23)%
Various short forward currency contracts	13,804,801	1.49%
Net unrealized gain (loss) on open forward currency contracts	$2,415,311	0.26%

*	Pledged as collateral for the trading of futures or forward positions.

**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $124,988,790 deposited with the futures brokers and $84,341,906 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Equity in futures broker trading accounts
Cash	$99,353,162	$83,369,555
Restricted cash	8,747,696	7,319,383
Fixed income securities (cost $124,998,065 and $79,999,825, respectively)	124,988,790	79,999,090
Net unrealized gain (loss) on open futures contracts	(13,809,470)	25,227,492
Total equity in futures broker trading accounts	219,280,178	195,915,520

Cash	5,183,930	15,018,667
Short term investments (cost $2,104 and $1,155,613, respectively)	2,104	1,155,613
Fixed income securities (cost $712,173,710 and $544,026,967, respectively)	711,565,285	544,014,808
Net unrealized gain (loss) on open forward currency contracts	2,415,311	14,637,620
Interest receivable	1,061,401	864,167
Subscription receivable	0	151,900
Total assets	$939,508,209	$771,758,295

LIABILITIES
Accounts payable	$406,928	$222,404
Management fee payable	2,981,991	2,401,684
Service fee payable	16,452	14,988
Accrued commissions and other trading fees on open contracts	160,693	118,330
Offering costs payable	332,313	247,154
Performance fee payable	0	16,846,386
Redemptions payable	7,528,426	3,897,330
Total liabilities	11,426,803	23,748,276

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 243,788.567 and 163,776.415 units outstanding at December 31, 2015 and December 31, 2014	711,962,948	512,679,918
Series B Units - Redeemable
Other Unitholders - 43,230.672 and 47,305.148 units outstanding at December 31, 2015 and December 31, 2014	135,564,706	158,156,273
Series W Units - Redeemable
Other Unitholders - 25,184.916 and 22,899.655 units outstanding at December 31, 2015 and December 31, 2014	80,553,752	77,173,828
Total unitholders' capital (Net Asset Value)	928,081,406	748,010,019

Total liabilities and unitholders' capital (Net Asset Value)	$939,508,209	$771,758,295

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$340,193	$79,711,284	$56,254,176
Change in unrealized	(39,036,962)	9,490,480	12,421,754
Brokerage commissions	(4,557,805)	(3,789,889)	(3,911,014)
Net gain (loss) from futures trading	(43,254,574)	85,411,875	64,764,916

Forward currency trading gains (losses)
Realized	37,741,248	50,035,866	9,940,453
Change in unrealized	(12,222,309)	10,996,334	(5,435,200)
Brokerage commissions	(353,692)	(261,758)	(213,675)
Net gain (loss) from forward currency trading	25,165,247	60,770,442	4,291,578

Total net trading gain (loss)	(18,089,327)	146,182,317	69,056,494

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	3,551,213	2,146,716	2,172,795
Realized gain (loss) on fixed income securities	25,591	11,146	95,707
Change in unrealized gain (loss) on fixed income securities	(604,806)	(339,869)	227,466
Total investment income	2,971,998	1,817,993	2,495,968

Expenses
Management fee	33,963,706	25,242,187	22,322,146
Service fee	194,740	160,045	215,309
Performance fee	13,671,976	21,146,866	3,040,951
Operating expenses	1,617,501	1,372,277	1,308,196
Total expenses	49,447,923	47,921,375	26,886,602

Net investment income (loss)	(46,475,925)	(46,103,382)	(24,390,634)

NET INCOME (LOSS)	$(64,565,252)	$100,078,935	$44,665,860

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
(based on weighted average number of units outstanding during the year)
Series A	$(238.56)	$396.43	$176.50

Series B	$(206.02)	$407.50	$273.28

Series W	$(163.31)	$537.90	$224.46

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(209.95)	$429.84	$218.43

Series B	$(207.47)	$530.82	$264.52

Series W	$(171.60)	$498.98	$262.00

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	214,825.352	166,969.696	129,417.758

Series B	45,553.446	56,725.207	67,435.246

Series W	24,073.255	20,026.066	15,124.169

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Cash flows from (for) operating activities
Net income (loss)	$(64,565,252)	$100,078,935	$44,665,860
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	51,864,077	(20,146,945)	(7,214,020)
(Increase) decrease in restricted cash	(1,428,313)	(7,319,383)	0
(Increase) decrease in interest receivable	(197,234)	51,571	(6,675)
Increase (decrease) in accounts payable and accrued expenses	(16,037,728)	16,981,895	858,062
Purchases of investments	(11,769,518,965)	(14,402,747,311)	(13,943,718,162)
Sales/maturities of investments	11,557,527,491	14,403,372,547	13,716,043,671

Net cash from (for) operating activities	(242,355,924)	90,271,309	(189,371,264)

Cash flows from (for) financing activities
Addition of units	310,156,598	129,763,627	256,358,986
Redemption of units	(58,044,299)	(179,621,277)	(49,097,246)
Offering costs paid	(3,607,505)	(2,475,357)	(1,858,603)
Net cash from (for) financing activities	248,504,794	(52,333,007)	205,403,137

Net increase (decrease) in cash	6,148,870	37,938,302	16,031,873

Unrestricted cash
Beginning of year	98,388,222	60,449,920	44,418,047

End of year	$104,537,092	$98,388,222	$60,449,920

End of year cash consists of:
Cash in futures broker trading accounts	$99,353,162	$83,369,555	$40,284,908
Cash	5,183,930	15,018,667	20,165,012

Total end of year cash	$104,537,092	$98,388,222	$60,449,920

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Unitholders' Capital - Series A
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2012	0.000	$0	94,682.288	$235,009,679	94,682.288	$235,009,679

Net income (loss)		0		22,842,338		22,842,338
Additions	0.000	0	86,086.163	231,861,100	86,086.163	231,861,100
Redemptions	0.000	0	(9,729.306)	(26,074,186)	(9,729.306)	(26,074,186)
Offering costs		0		(1,744,104)		(1,744,104)
Balances at December 31, 2013	0.000	0	171,039.145	461,894,827	171,039.145	461,894,827

Net income (loss)				66,191,112		66,191,112
Additions	0.000	0	43,134.857	112,029,576	43,134.857	112,029,576
Redemptions	0.000	0	(50,397.587)	(125,210,031)	(50,397.587)	(125,210,031)
Offering costs		0		(2,225,566)		(2,225,566)
Balances at December 31, 2014	0.000	0	163,776.415	512,679,918	163,776.415	512,679,918

Net income (loss)		(5,994)		(51,243,248)		(51,249,242)
Additions	14.925	50,000	93,972.418	295,828,508	93,987.343	295,878,508
Redemptions	(14.925)	(43,930)	(13,960.266)	(42,012,575)	(13,975.191)	(42,056,505)
Offering costs		(76)		(3,289,655)		(3,289,731)
Balances at December 31, 2015	0.000	$0	243,788.567	$711,962,948	243,788.567	$711,962,948

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series A

December 31, 2015	December 31, 2014	December 31, 2013
$2,920.41	$3,130.36	$2,700.52

See Accompanying Notes to Financial Statements.

 THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Series B - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2012	70,757.159	$180,287,568	12,383.204	$32,309,160	$447,606,407

Net income (loss)		18,428,804		3,394,718	44,665,860
Additions	1,101.651	3,104,095	7,578.600	21,767,783	256,732,978
Redemptions	(6,553.636)	(18,149,628)	(966.025)	(2,717,424)	(46,941,238)
Offering costs		0		(215,308)	(1,959,412)
Balances at December 31, 2013	65,305.174	183,670,839	18,995.779	54,538,929	700,104,595

Net income (loss)		23,115,738		10,772,085	100,078,935
Additions	210.488	609,943	5,637.980	16,902,016	129,541,535
Redemptions	(18,210.514)	(49,240,247)	(1,734.104)	(4,752,031)	(179,202,309)
Offering costs		0		(287,171)	(2,512,737)
Balances at December 31, 2014	47,305.148	158,156,273	22,899.655	77,173,828	748,010,019

Net income (loss)		(9,384,721)		(3,931,289)	(64,565,252)
Additions	563.198	1,881,540	3,685.873	12,244,650	310,004,698
Redemptions	(4,637.674)	(15,088,386)	(1,400.612)	(4,530,504)	(61,675,395)
Offering costs		0		(402,933)	(3,692,664)
Balances at December 31, 2015	43,230.672	$135,564,706	25,184.916	$80,553,752	$928,081,406

Net Asset Value per Other Unitholders' Unit - Series B

December 31, 2015	December 31, 2014	December 31, 2013
$3,135.85	$3,343.32	$2,812.50

Net Asset Value per Other Unitholders' Unit - Series W

December 31, 2015	December 31, 2014	December 31, 2013
$3,198.49	$3,370.09	$2,871.11

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following information presents per unit operating performance data and other supplemental financial data for Series A for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.
	Series A
	2015	2014	2013
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,130.36	$2,700.52	$2,482.09

Income (loss) from operations:
Total net trading gains (losses) (1)	(32.67)	646.22	354.04
Net investment income (loss)(1)	(161.97)	(203.05)	(122.13)

Total net income (loss) from operations	(194.64)	443.17	231.91

Offering costs (1)	(15.31)	(13.33)	(13.48)

Net asset value per unit at end of year	$2,920.41	$3,130.36	$2,700.52

Total Return	(6.71)%	15.92%	8.80%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.16%	4.24%	4.27%
Performance fee	1.43%	3.71%	0.75%

Total expenses	5.59%	7.95%	5.02%

Net investment income (loss) (2)	(3.83)%	(3.97)%	(3.84)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.

	Series B
	2015	2014	2013
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,343.32	$2,812.50	$2,547.98

Income (loss) from operations:
Total net trading gains (losses) (1)	(19.56)	678.47	370.20
Net investment income (loss)(1)	(187.91)	(147.65)	(105.68)

Total net income (loss) from operations	(207.47)	530.82	264.52

Net asset value per unit at end of year	$3,135.85	$3,343.32	$2,812.50

Total Return	(6.21)%	18.87%	10.38%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.22%	4.27%	4.28%
Performance fee	1.86%	1.42%	0.00%

Total expenses	6.08%	5.69%	4.28%

Net investment income (loss) (2)	(3.87)%	(3.98)%	(3.85)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following information presents per unit operating performance data and other supplemental financial data for Series W for the years ended December 31, 2015, 2014 and 2013. This information has been derived from information presented in the financial statements.
	Series W
	2015	2014	2013
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,370.09	$2,871.11	$2,609.11

Income (loss) from operations:
Total net trading gains (losses) (1)	(25.20)	704.29	372.53
Net investment income (loss)(1)	(129.66)	(190.97)	(96.29)

Total net income (loss) from operations	(154.86)	513.32	276.24

Offering costs (1)	(16.74)	(14.34)	(14.24)

Net asset value per unit at end of year	$3,198.49	$3,370.09	$2,871.11

Total Return	(5.09)%	17.38%	10.04%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	2.43%	2.50%	2.71%
Performance fee	1.80%	4.46%	1.08%

Total expenses	4.23%	6.96%	3.79%

Net investment income (loss) (2)	(2.09)%	(2.23)%	(2.28)%

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
DECEMBER 31, 2015

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the FASB Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
DECEMBER 31, 2015

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2015 and December 31, 2014, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,104	$0	$0	$2,104
Fixed income securities	0	836,554,075	0	836,554,075
Other Financial Instruments
Exchange-traded futures contracts	(13,809,470)	0	0	(13,809,470)
Forward currency contracts	0	2,415,311	0	2,415,311
Total	$(13,807,366)	$838,969,386	$0	$825,162,020

	Fair Value at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,155,613	$0	$0	$1,155,613
Fixed income securities	0	624,013,898	0	624,013,898
Other Financial Instruments
Exchange-traded futures contracts	25,227,492	0	0	25,227,492
Forward currency contracts	0	14,637,620	0	14,637,620
Total	$26,383,105	$638,651,518	$0	$665,034,623

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2015 and 2014.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2012 through 2015 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2015 and 2014, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,643,803 and $3,131,579 for Series A units and $500,923 and $603,683 for Series W units, respectively.

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
DECEMBER 31, 2015

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

Note 3. TRUSTEE

The trustee of the Trust is U.S. Bank Trust National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

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
DECEMBER 31, 2015

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of December 31, 2015. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the years ended December 31, 2015 and 2014, Campbell & Company received redemption fees of $39,435 and $250,867, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2015 and 2014 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,246,840	$(3,186,075)	$1,060,765
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,219,147	(11,868,078)	(9,648,931)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,238,119	(6,370,930)	(4,132,811)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	974,091	(1,785,178)	(811,087)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	18,382	(765,703)	(747,321)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,669,840	(2,199,925)	469,915
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	52,468,667	(50,053,356)	2,415,311
Totals		$64,835,086	$(76,229,245)	$(11,394,159)

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2014 Fair Value	Liability Derivatives at December 31, 2014 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,437,817	$(3,847,857)	$(1,410,040)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,487,874	(429,844)	4,058,030
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,750,075	(3,597,047)	1,153,028
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	8,241,753	(6,968,720)	1,273,033
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,244,367	(508,131)	736,236
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	19,640,395	(223,190)	19,417,205
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,240,885	(25,603,265)	14,637,620
Totals		$81,043,166	$(41,178,054)	$39,865,112

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2015, 2014 and 2013 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2015	Trading Gains/(Losses) for the Year Ended December 31, 2014	Trading Gains/(Losses) for the Year Ended December 31, 2013
Agriculture Contracts	$(33,006,037)	$(3,629,992)	$11,767,414
Energy Contracts	37,705,451	34,652,907	(11,751,293)
Metal Contracts	10,350,315	(12,091,323)	13,295,841
Stock Indices Contracts	(13,046,923)	(27,591,712)	79,940,919
Short-Term Interest Rate Contracts	(4,256,934)	(9,016,388)	(17,709,022)
Long-Term Interest Rate Contracts	(36,647,918)	106,877,778	(6,729,377)
Forward Currency Contracts	25,518,939	61,032,200	4,505,502
Total	$(13,383,107)	$150,233,470	$73,319,984

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2015	Trading Gains/(Losses) for the Year Ended December 31, 2014	Trading Gains/(Losses) for the Year Ended December 31, 2013
Futures trading gains (losses):
Realized**	$134,916	$79,710,790	$56,392,728
Change in unrealized	(39,036,962)	9,490,480	12,421,754
Forward currency trading gains (losses):
Realized	37,741,248	50,035,866	9,940,702
Change in unrealized	(12,222,309)	10,996,334	(5,435,200)
Total	$(13,383,107)	$150,233,470	$73,319,984

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2015, 2014 and 2013, the monthly average of futures contracts bought and sold was approximately 97,800; 80,500 and 81,700, respectively, and the monthly average of notional value of forward currency contracts was $5,176,100,000; $5,462,200,000 and $4,566,600,000, respectively.

Open contracts generally mature within three months; as of December 31, 2015, the latest maturity date for open futures contracts is March 2017 and the latest maturity date for open forward currency contracts is March 2016. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Trust has a portion of its assets on deposit with PNC Bank. In the event of a financial institution's insolvency, recovery of the Trust's assets on deposit may be limited to account insurance or other protection afforded such deposits.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2015 and 2014 was $209,330,696 and $145,098,244, respectively, which equals 23% and 19% of Net Asset Value, respectively. The cash deposited with the interbank market maker at December 31, 2015 and 2014 was $147,386 and $62,823, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at December 31, 2015 and 2014 was restricted cash for margin requirements of $8,747,696 and $7,319,383, respectively, which equals 1% and 1% of Net Asset Value, respectively.

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the Collateral tables is limited to the net amount of unrealized loss at each counterparty. Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the Collateral tables.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

Offsetting of Derivative Assets
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,203,954	$(6,203,954)	$0
	Goldman Sachs	6,162,464	(6,162,464)	0
Forward currency contracts	Royal Bank of Scotland	52,468,667	(50,053,356)	2,415,311
Total derivatives		$64,835,085	$(62,419,774)	$2,415,311

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	2,415,311	0	0	2,415,311
Total	$2,415,311	$0	$0	$2,415,311

Offsetting of Derivative Liabilities
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,056,095	$(6,203,954)	$6,852,141
	Goldman Sachs	13,119,793	(6,162,464)	6,957,329
Forward currency contracts	Royal Bank of Scotland	50,053,356	(50,053,356)	0
Total derivatives		$76,229,244	$(62,419,774)	$13,809,470

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$6,852,141	$0	$(6,852,141)	$0
Goldman Sachs	6,957,329	0	(6,957,329)	0
Royal Bank of Scotland	0	0	0	0
Total	$13,809,470	$0	$(13,809,470)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

Offsetting of Derivative Assets
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$32,807,932	$(7,988,622)	$24,819,310
	Goldman Sachs	7,994,349	(7,586,167)	408,182
Forward currency contracts	Royal Bank of Scotland	40,240,885	(25,603,265)	14,637,620
Total derivatives		$81,043,166	$(41,178,054)	$39,865,112

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$24,819,310	$0	$0	$24,819,310
Goldman Sachs	408,182	0	0	408,182
Royal Bank of Scotland	14,637,620	0	0	14,637,620
Total	$39,865,112	$0	$0	$39,865,112

Offsetting of Derivative Liabilities
As of December 31, 2014
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in theStatements of Financial Condition
Futures contracts	UBS Securities LLC	$7,988,622	$(7,988,622)	$0
	Goldman Sachs	7,586,167	(7,586,167)	0
Forward currency contracts	Royal Bank of Scotland	25,603,265	(25,603,265)	0
Total derivatives		$41,178,054	$(41,178,054)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2014
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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