Form 10-Q
period 2016-03-31
CAMPBELL FUND TRUST
filed 2016-05-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015 (Unaudited)	1-4

	Statements of Financial Condition as of March 31, 2016 and December 31, 2015 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	7

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	9-11

	Notes to Financial Statements (Unaudited)	12-20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	26-30

Item 4.	Controls and Procedures.	30

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	31

Item 1A.	Risk Factors.	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	31

SIGNATURES		32

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$33,650,248	3.59%
	Credit Cards	24,074,959	2.57%
	Equipment Loans	5,412,247	0.58%
	Utility Rate Reduction Bonds	1,670,822	0.18%
	Total Asset Backed Securities (cost $64,812,680)	64,808,276	6.92%

	Bank Deposits
	Switzerland
	Financials	8,917,008	0.95%
	Total Bank Deposits (cost $8,911,218)	8,917,008	0.95%

	Commercial Paper
	Switzerland
	Financials (cost $3,377,961)	3,377,957	0.36%
	United States
	Communications	8,388,809	0.90%
	Consumer Discretionary	65,596,710	7.00%
	Consumer Staples	39,093,773	4.17%
	Energy	18,109,535	1.93%
	Financials	72,272,301	7.70%
	Health Care	6,437,277	0.69%
	Industrials	25,633,237	2.74%
	Materials	4,218,599	0.45%
	Technology	26,565,483	2.84%
	Utilities	45,629,859	4.87%
	Total United States (cost $311,945,841)	311,945,583	33.29%
	Total Commercial Paper (cost $315,323,802)	315,323,540	33.65%

	Corporate Bonds
	United States
	Communications	36,572,455	3.90%
	Consumer Discretionary	48,016,663	5.12%
	Consumer Staples	20,791,872	2.22%
	Energy	4,979,347	0.53%
	Financials	117,176,838	12.52%
	Health Care	12,101,380	1.29%
	Industrials	9,813,169	1.05%
	Technology	25,594,490	2.73%
	Total Corporate Bonds (cost $275,009,715)	275,046,214	29.36%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$14,200,000	U.S. Treasury Bills Due 04/14/2016*	14,199,460	1.52%
$21,000,000	U.S. Treasury Bills Due 04/21/2016*	20,998,698	2.24%
$65,000,000	U.S. Treasury Bills Due 04/28/2016*	64,992,005	6.93%
$42,850,000	U.S. Treasury Bills Due 05/26/2016*	42,839,245	4.57%
$21,000,000	U.S. Treasury Bills Due 06/23/2016*	20,990,151	2.24%
$25,000,000	U.S. Treasury Bills Due 06/30/2016*	24,981,716	2.67%
	Total Government And Agency Obligations (cost $188,982,412)	189,001,275	20.17%

	Total Fixed Income Securities** (cost $853,039,827)	$853,096,313	91.05%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,575)	$1,575	0.00%
	Total Short Term Investments (cost $1,575)	$1,575	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2016 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(777,212)	(0.08)%
Metals	(1,079,485)	(0.12)%
Stock indices	268,807	0.03%
Short-term interest rates	1,585,476	0.17%
Long-term interest rates	8,108,671	0.87%
Net unrealized gain (loss) on long futures contracts	$8,106,257	0.87%

SHORT FUTURES CONTRACTS

Description	Fair Values ($)	% of Net Asset Value
Agriculture	$2,767,134	0.30%
Energy	1,081,311	0.12%
Metals	1,444,374	0.15%
Stock indices	602,623	0.06%
Short-term interest rates	(531,497)	(0.06)%
Long-term interest rates	(887,244)	(0.09)%
Net unrealized gain (loss) on short futures contracts	$4,476,701	0.48%

Net unrealized gain (loss) on open futures contracts	$12,582,958	1.35%

FORWARD CURRENCY CONTRACTS

Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$57,968,290	6.19%
Various short forward currency contracts	(57,863,071)	(6.18)%
Net unrealized gain (loss) on open forward currency contracts	$105,219	0.01%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $127,975,583 deposited with the futures brokers and $61,025,692 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$32,296,389	3.48%
	Credit Cards	21,617,224	2.33%
	Equipment Loans	3,276,502	0.35%
	Utility Rate Reduction Bonds	1,667,655	0.18%
	Total Asset Backed Securities (cost $58,983,770)	58,857,770	6.34%

	Commercial Paper
	United States
	Communications	11,572,012	1.25%
	Consumer Discretionary	45,284,606	4.88%
	Consumer Staples	17,825,018	1.92%
	Energy	3,511,542	0.38%
	Financials	60,228,274	6.49%
	Health Care	25,701,714	2.77%
	Industrials	37,091,707	4.00%
	Technology	25,109,992	2.70%
	Utilities	54,997,140	5.92%
	Total Commercial Paper (cost $281,294,649)	281,322,005	30.31%

	Corporate Bonds
	Japan
	Consumer Discretionary (cost $4,881,998)	4,857,419	0.52%
	United States
	Communications	36,566,791	3.94%
	Consumer Discretionary	44,277,095	4.77%
	Consumer Staples	28,814,680	3.11%
	Financials	143,372,999	15.45%
	Health Care	12,187,502	1.31%
	Technology	16,967,118	1.83%
	Total United States (cost $282,663,892)	282,186,185	30.41%
	Total Corporate Bonds (cost $287,545,890)	287,043,604	30.93%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$65,000,000	U.S. Treasury Bills Due 01/28/2016*	64,994,670	7.00%
$8,600,000	U.S. Treasury Bills Due 02/04/2016*	8,599,329	0.93%
$135,750,000	U.S. Treasury Bills Due 02/25/2016*	135,736,697	14.63%
	Total Government And Agency Obligations (cost $209,347,466)	209,330,696	22.56%

	Total Fixed Income Securities** (cost $837,171,775)	$836,554,075	90.14%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,104)	$2,104	0.00%
	Total Short Term Investments (cost $2,104)	$2,104	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2015 (Unaudited)

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
March 31, 2016 and December 31, 2015 (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Equity in futures broker trading accounts
Cash	$71,829,254	$99,353,162
Restricted cash	0	8,747,696
Fixed income securities (cost $127,959,346 and $124,998,065, respectively)	127,975,583	124,988,790
Net unrealized gain (loss) on open futures contracts	12,582,958	(13,809,470)
Total equity in futures broker trading accounts	212,387,795	219,280,178

Cash	11,878,751	5,183,930
Short term investments (cost $1,575 and $2,104, respectively)	1,575	2,104
Fixed income securities (cost $725,080,481 and $712,173,710, respectively)	725,120,730	711,565,285
Net unrealized gain (loss) on open forward currency contracts	105,219	2,415,311
Interest receivable	645,764	1,061,401
Total assets	$950,139,834	$939,508,209

LIABILITIES
Accounts payable	$336,808	$406,928
Management fee payable	2,990,622	2,981,991
Service fee payable	17,030	16,452
Accrued commissions and other trading fees on open contracts	124,580	160,693
Offering costs payable	334,866	332,313
Redemptions payable	9,271,202	7,528,426
Subscription deposits	126,400	0
Total liabilities	13,201,508	11,426,803

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 248,955.394 and 243,788.567 units outstanding at March 31, 2016 and December 31, 2015	724,091,598	711,962,948
Series B Units - Redeemable
Other Unitholders - 41,963.728 and 43,230.672 units outstanding at March 31, 2016 and December 31, 2015	131,220,418	135,564,706
Series W Units - Redeemable
Other Unitholders - 25,511.384 and 25,184.916 units outstanding at March 31, 2016 and December 31, 2015	81,626,310	80,553,752
Total unitholders' capital (Net Asset Value)	936,938,326	928,081,406

Total liabilities and unitholders' capital (Net Asset Value)	$950,139,834	$939,508,209

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(32,239,870)	$59,641,889
Change in unrealized	26,392,428	(7,822,690)
Brokerage commissions	(1,088,967)	(963,135)
Net gain (loss) from futures trading	(6,936,409)	50,856,064

Forward currency trading gains (losses)
Realized	14,240,299	19,653,871
Change in unrealized	(2,310,092)	5,050,138
Brokerage commissions	(79,768)	(79,242)
Net gain (loss) from forward currency trading	11,850,439	24,624,767

Total net trading gain (loss)	4,914,030	75,480,831

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,417,413	856,693
Realized gain (loss) on fixed income securities	0	146,800
Change in unrealized gain (loss) on fixed income securities	674,186	2,082
Total investment income	2,091,599	1,005,575

Expenses
Management fee	9,116,689	7,756,411
Service fee	48,587	52,027
Performance fee	0	13,671,976
Operating expenses	445,359	331,256
Total expenses	9,610,635	21,811,670

Net investment income (loss)	(7,519,036)	(20,806,095)

NET INCOME (LOSS)	$(2,605,006)	$54,674,736

NET INCOME (LOSS) PER OTHER UNITHOLDERS UNIT (based on weighted average units outstanding during the period)
Series A	$(9.63)	$222.22
Series B	$(7.98)	$241.69
Series W	$3.96	$254.79

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS UNIT
Series A	$(11.89)	$219.72
Series B	$(8.85)	$240.38
Series W	$1.11	$250.70

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	245,189.794	168,673.522
Series B	42,998.802	46,755.341
Series W	25,337.629	23,121.039

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(2,605,006)	$54,674,736
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(24,756,522)	2,770,470
(Increase) decrease in restricted cash	8,747,696	(18,430,653)
(Increase) decrease in interest receivable	415,637	464,189
Increase (decrease) in payable for securities purchased	0	3,301,425
Increase (decrease) in accounts payable and accrued expenses	(97,024)	(2,850,341)
Purchases of investments	(2,667,339,727)	(2,713,339,984)
Sales/maturities of investments	2,651,472,204	2,662,790,263

Net cash from (for) operating activities	(34,162,742)	(10,619,895)

Cash flows from (for) financing activities
Addition of units	33,746,006	65,450,900
Subscription deposits	126,400	0
Redemption of units	(19,522,288)	(10,915,998)
Offering costs paid	(1,016,463)	(775,299)
Net cash from (for) financing activities	13,333,655	53,759,603

Net increase (decrease) in cash	(20,829,087)	43,139,708

Unrestricted cash
Beginning of period	104,537,092	98,388,222

End of period	$83,708,005	$141,527,930

End of period cash consists of:
Cash in futures broker trading accounts	$71,829,254	$115,223,737
Cash	11,878,751	26,304,193

Total end of period cash	$83,708,005	$141,527,930

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2016

Balances at December 31, 2015	243,788.567	$711,962,948	43,230.672	$135,564,706	25,184.916	$80,553,752	$928,081,406

Net income (loss) for the three months ended March 31, 2016		(2,362,163)		(343,169)		100,326	(2,605,006)
Additions	10,097.935	30,057,458	0.000	0	1,131.778	3,688,548	33,746,006
Redemptions	(4,931.108)	(14,651,375)	(1,266.944)	(4,001,119)	(805.310)	(2,612,570)	(21,265,064)
Offering costs		(915,270)		0		(103,746)	(1,019,016)
Balances at March 31, 2016	248,955.394	$724,091,598	41,963.728	$131,220,418	25,511.384	$81,626,310	$936,938,326

Three Months Ended March 31, 2015

Balances at December 31, 2014	163,776.415	$512,679,918	47,305.148	$158,156,273	22,899.655	$77,173,828	$748,010,019

Net income (loss) for the three months ended March 31, 2015		37,483,341		11,300,500		5,890,895	54,674,736
Additions	19,785.801	65,415,429	0.000	0	867.282	3,089,558	68,504,987
Redemptions	(1,856.113)	(6,141,415)	(1,027.672)	(3,612,407)	(80.601)	(286,416)	(10,040,238)
Offering costs		(707,660)		0		(104,593)	(812,253)
Balances at March 31, 2015	181,706.103	$608,729,613	46,277.476	$165,844,366	23,686.336	$85,763,272	$860,337,251

Net Asset Value per Other Unitholders' Unit - Series A

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014

$2,908.52	$2,920.41	$3,350.08	$3,130.36

Net Asset Value per Other Unitholders' Unit - Series B

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014

$3,127.00	$3,135.85	$3,583.70	$3,343.32

Net Asset Value per Other Unitholders' Unit - Series W

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014

$3,199.60	$3,198.49	$3,620.79	$3,370.09

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended March 31,
	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,920.41	$3,130.36

Income (loss) from operations:
Total net trading gains (losses) (1)	16.54	310.74
Net investment income (loss) (1)	(24.70)	(86.82)

Total net income (loss) from operations	(8.16)	223.92

Offering costs (1)	(3.73)	(4.20)

Net asset value per unit at end of period	$2,908.52	$3,350.08

Total Return (4)	(0.41)%	7.02%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.21%	4.25%
Performance fee (4)	0.00%	1.70%

Total expenses	4.21%	5.95%

Net investment income (loss) (2,3)	(3.33)%	(3.75)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended March 31,
	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,135.85	$3,343.32

Income (loss) from operations:
Total net trading gains (losses) (1)	17.71	332.67
Net investment income (loss) (1)	(26.56)	(92.29)

Total net income (loss) from operations	(8.85)	240.38

Net asset value per unit at end of period	$3,127.00	$3,583.70

Total Return (4)	(0.28)%	7.19%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.23%	4.30%
Performance fee (4)	0.00%	1.71%

Total expenses	4.23%	6.01%

Net investment income (loss) (2,3)	(3.34)%	(3.78)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended March 31,
	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,198.49	$3,370.09

Income (loss) from operations:
Total net trading gains (losses) (1)	17.84	335.10
Net investment income (loss) (1)	(12.64)	(79.88)

Total net income (loss) from operations	5.20	255.22

Offering costs (1)	(4.09)	(4.52)

Net asset value per unit at end of period	$3,199.60	$3,620.79

Total Return (4)	0.03%	7.44%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.44%	2.48%
Performance fee (4)	0.00%	1.77%

Total expenses	2.44%	4.25%

Net investment income (loss) (2,3)	(1.55)%	(1.97)%

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
MARCH 31, 2016 (Unaudited)

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included.

The Trust meets the definition of an investment company according to the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946-10, Financial Services - Investment Companies.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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
MARCH 31, 2016 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	Fair Value at March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,575	$0	$0	$1,575
Fixed income securities	0	853,096,313	0	853,096,313

Other Financial Instruments
Exchange-traded futures contracts	12,582,958	0	0	12,582,958
Forward currency contracts	0	105,219	0	105,219
Total	$12,584,533	$853,201,532	$0	$865,786,065

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,104	$0	$0	$2,104
Fixed income securities	0	836,554,075	0	836,554,075

Other Financial Instruments
Exchange-traded futures contracts	(13,809,470)	0	0	(13,809,470)
Forward currency contracts	0	2,415,311	0	2,415,311
Total	$(13,807,366)	$838,969,386	$0	$825,162,020

The Trust recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2016 or the year ended December 31, 2015.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $2,261,604 and $2,643,803 for Series A units and $464,486 and $500,923 for Series W units, respectively.

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
MARCH 31, 2016 (Unaudited)

Note 3.  TRUSTEE

The trustee of the Trust is U.S. Bank Trust National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4.  ADMINISTRATOR

Northern Trust Hedge Fund Services LLC became the Administrator of the Trust effective January 1, 2015. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

Note 5.  CASH MANAGER AND CUSTODIAN

PNC Capital Advisors, LLC serves as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. PNC Capital Advisors, LLC is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2016. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the three months ended March 31, 2016 and 2015, Campbell & Company received redemption fees of $12,835 and $199, respectively.

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2016 Fair Value	Liability Derivatives at March 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,201,349	$(2,211,427)	$1,989,922
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,298,652	(1,217,341)	1,081,311
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,870,173	(2,505,284)	364,889
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,875,916	(3,004,486)	871,430
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,746,819	(692,840)	1,053,979
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	8,815,313	(1,593,886)	7,221,427
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	59,545,123	(59,439,904)	105,219
Totals		$83,353,345	$(70,665,168)	$12,688,177

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,246,840	$(3,186,075)	$1,060,765
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,219,147	(11,868,078)	(9,648,931)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,238,119	(6,370,930)	(4,132,811)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	974,091	(1,785,178)	(811,087)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	18,382	(765,703)	(747,321)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,669,840	(2,199,925)	469,915
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	52,468,667	(50,053,356)	2,415,311
Totals		$64,835,086	$(76,229,245)	$(11,394,159)

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended March 31, 2016	Trading Gains / (Losses) for the Three Months Ended March 31, 2015
Agriculture Contracts	$(14,015,771)	$5,299,895
Energy Contracts	5,069,315	1,011,798
Metal Contracts	(13,349,306)	(3,042,124)
Stock Indices Contracts	(8,723,880)	22,407,829
Short-Term Interest Rate Contracts	882,809	(2,054,454)
Long Term Interest Rate Contracts	24,130,367	28,492,297
Forward Currency Contracts	11,930,207	24,704,009
Total	$5,923,741	$76,819,250

Line Item in the Statement of Operations	Trading Gains / (Losses) for the Three Months Ended March 31, 2016	Trading Gains (Losses) for the Three Months Ended March 31, 2015
Futures trading gains (losses):
Realized**	$(32,398,894)	$59,937,931
Change in unrealized	26,392,428	(7,822,690)
Forward currency trading gains (losses):
Realized	14,240,299	19,653,871
Change in unrealized	(2,310,092)	5,050,138
Total	$5,923,741	$76,819,250

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 92,900 and 85,400, respectively, and the monthly average of notional value of forward currency contracts was $5,308,000,000 and $4,681,000,000, respectively.

Open contracts generally mature within three months; as of March 31, 2016, the latest maturity date for open futures contracts is June 2017 and the latest maturity date for open forward currency contracts is June 2016. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2016 and December 31, 2015 was $189,001,275 and $209,330,696, respectively, which equals approximately 20% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market maker at March 31, 2016 and December 31, 2015 was $100,603 and $147,386, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at March 31, 2016 and December 31, 2015 was restricted cash for margin requirements of $0 and $8,747,696, respectively, which equals approximately 0% and 1 % of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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

Offsetting of Derivative Assets
As of March 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,874,792	$(5,573,780)	$6,301,012
	Goldman Sachs	11,933,430	(5,651,484)	6,281,946
Forward currency contracts	Royal Bank of Scotland	59,545,123	(59,439,904)	105,219
Total derivatives		$83,353,345	$(70,665,168)	$12,688,177

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$6,301,012	$0	$0	$6,301,012
Goldman Sachs	6,281,946	0	0	6,281,946
Royal Bank of Scotland	105,219	0	0	105,219
Total	$12,688,177	$0	$0	$12,688,177

Offsetting of Derivative Liabilities
As of March 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,573,780	$(5,573,780)	$0
	Goldman Sachs	5,651,484	(5,651,484)	0
Forward currency contracts	Royal Bank of Scotland	59,439,904	(59,439,904)	0
Total derivatives		$70,665,168	$(70,665,168)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

Offsetting of Derivative Assets
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,203,954	$(6,203,954)	$0
	Goldman Sachs	6,162,464	(6,162,464)	0
Forward currency contracts	Royal Bank of Scotland	52,468,667	(50,053,356)	2,415,311
Total derivatives		$64,835,085	$(62,419,774)	$2,415,311

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	2,415,311	0	0	2,415,311
Total	$2,415,311	$0	$0	$2,415,311

Offsetting of Derivative Liabilities
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,056,095	$(6,203,954)	$6,852,141
	Goldman Sachs	13,119,793	(6,162,464)	6,957,329
Forward currency contracts	Royal Bank of Scotland	50,053,356	(50,053,356)	0
Total derivatives		$76,229,244	$(62,419,774)	$13,809,470

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$6,852,141	$0	$(6,852,141)	$0
Goldman Sachs	6,957,329	0	(6,957,329)	0
Royal Bank of Scotland	0	0	0	0
Total	$13,809,470	$0	$(13,809,470)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (Unaudited)

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2016 and December 31, 2015, and the statements of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2016 and December 31, 2015, and the results of operations, cash flows, changes in unitholders' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, the aggregate capitalization of the Trust was $936,938,326 with Series A, Series B and Series W comprising $724,091,598, $131,220,418 and $81,626,310, respectively, of the total. The Net Asset Value per Unit was $2,908.52 for Series A, $3,127.00 for Series B, and $3,199.60 for Series W.

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

Results of Operations

The returns for Series A for the three months ended March 31, 2016 and 2015 were (0.41)% and 7.02%. The returns for Series B for the three months ended March 31, 2016 and 2015 were (0.28)% and 7.19%, respectively. The returns for Series W for the three months ended March 31, 2016 and 2015 were 0.03% and 7.44%, respectively.

2016 (For the Three Months Ending March 31)

Of the (0.41)% year to date return for Series A, approximately (1.31)% was due to brokerage fees, management fees, offering costs and operating costs borne by Series A, offset by approximately 0.68% due to trading gains (before commissions) and approximately 0.22% due to investment income.

Of the (0.28)% year to date return for Series B, approximately (1.18)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.68% was due to trading gains (before commissions) and approximately 0.22% due to investment income.

Of the 0.03% year to date return for Series W, approximately (0.87)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.68% was due to trading gains (before commissions) and approximately 0.22% due to investment income.

During the three months ended March 31, 2016, the Trust accrued management fees in the amount of $9,116,689 and paid management fees in the amount of $9,108,058.  No performance fees were accrued or paid during this period.

An analysis of the 0.68% gross trading gain for the Trust for the three months ended March 31, 2016 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.31)%
Currencies	1.29
Interest Rates	2.65
Stock Indices	(0.95)
0.68%

The Trust showed a gain during January. Profits came from foreign exchange, interest rate, and commodity holdings while stock indexes provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains.  Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex.  Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called "BREXIT"). Interest rate positions provided additional gains to the Trust during January, particularly from the non-trend systems.  Long positioning on both long-dated and short-dated instruments experienced profits.  The sharp sell-off in global stock indexes fueled safe-haven buying in interest rate products.  In addition, ongoing dovish commentary from global central banks added to the upward price pressure.  In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative interest rate policy that fueled additional buying of global interest rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains.  Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane.  Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China.  A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indexes showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.

February for the Trust comprised of profits from interest rate, commodity, and stock index holdings while foreign exchange positions provided some offsetting losses during the month. Interest rate positions provided some of the best gains to the Trust during February, particularly from the non-trend systems.  Long positioning on long-dated instruments experienced profits, while short-dated products saw small losses.  The best sector gains were found within Germany and the UK.  Concerns about European bank stocks were a major contributor to the risk-off sentiment during February which provided a tailwind to interest rate markets in the region.  Anxieties over a possible BREXIT also drove safe-haven buying. Additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Shorts within the energy complex, namely on natural gas, produced some of the best gains.  Natural gas prices fell to a 17-year low amid milder temperatures and abundant production.  Short positioning on the grains, especially corn and wheat, benefitted when prices dropped due to weaker export sales and healthy global supplies.  Short positions on gold and silver produced some offsetting sector losses as the risk-off environment produced safe-haven buying of those metals. Stock index holdings showed a very small gain.  A short position on the Hang Seng index in Hong Kong was one of the best performing trades as that index fell amid ongoing concerns over the health of the Chinese economy. Foreign exchange positions from both trend following and non-trend strategies produced losses for the Trust.  February saw some very choppy price action within the various currency pairs making for a difficult trading environment.  The Trust was short the Japanese yen versus the US dollar and experienced losses when the yen strengthened despite the Bank of Japan's recent negative interest rate policy announcement.  Trend following systems saw some offsetting gains from a short on the British pound as BREXIT concerns drove the currency to new multi-year lows.
The Trust declined in March due to losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March.  Short positioning across the petroleum complex suffered when those markets moved higher in response to an OPEC announcement that the organization had scheduled a mid-April meeting to discuss output levels.  Natural gas shorts hurt the Trust as well as that product rallied amid larger than expected inventory draws.  Short holdings on the grain markets also led to losses with soybeans being one of the worst performers.  Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher.  Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses.  Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies.  A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L.  Price action during March was very choppy making it difficult for some systems to find and hold profitable trades.  The first half of the month saw fixed income prices chop lower as stock prices moved higher.  The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact.  Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  The Trust held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.
2015 (For the Three Months Ending March 31)

Of the 2015 year-to-date increase of 7.02% for Series A, approximately 9.97% was due to trading gains (before commissions) and  approximately 0.13% due to investment income, offset by approximately (3.08)% due to brokerage fees, management fees, performance fees, operating costs and offering costs borne by Series A.

 Of the 2015 year-to-date increase of 7.19% for Series B, approximately 9.97% was due to trading gains (before commissions) and approximately 0.13% due to investment income, offset by approximately (2.91)% due to brokerage fees, management fees, performance fees and operating costs borne by Series B.

Of the 2015 year-to-date increase of 7.44% for Series W, approximately 9.97% was due to trading gains (before commissions) and approximately 0.13% due to investment income, offset by approximately (2.66)% due to brokerage fees, management fees, performance fees, service fees, operating costs and offering costs borne by Series W.

During the three months ended March 31, 2015, the Trust accrued management fees in the amount of $7,756,411 and paid management fees in the amount of $7,463,981.  Performance fees were accrued in the amount of $13,671,976 and paid in the amount of $16,926,133.

An analysis of the 9.97% gross trading gain for the Trust for the three months ended March 31, 2015 by sector is as follows:

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2016 and December 31, 2015 and the trading gains/losses by market category for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.77%	(2.31) %
Currencies	0.47%	1.29%
Interest Rates	0.56%	2.65%
Stock Indices	0.25%	(0.95) %
Aggregate/Total	1.40%	0.68%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes

**	– Represents the gross trading for the Trust for the three months ended March 31, 2016.

Of the (0.41)% year to date return for Series A, approximately (1.31)% was due to brokerage fees, management fees, offering costs and operating costs borne by Series A, offset by approximately 0.68% due to trading gains (before commissions) and approximately 0.22% due to investment income.

Of the (0.28)% year to date return for Series B, approximately (1.18)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.68% due to trading gains (before commissions) and approximately 0.22% due to investment income.

Of the 0.03% year to date return for Series W, approximately (0.87)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.68% due to trading gains (before commissions) and approximately 0.22% due to investment income.

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.91%	1.83%
Currencies	0.61%	3.08%
Interest Rates	0.66%	(4.01) %
Stock Indices	0.36%	(0.83) %
Aggregate/Total	1.82%	0.07%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2015.

 Of the (6.71)% return for year ended 2015 for Series A, approximately (7.13)% was due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series A, offset by approximately 0.07% due to trading gains (before commissions) and approximately 0.35% due to investment income.

Of the (6.21)% return for year ended 2015 for Series B, approximately (6.63)% due to brokerage fees, management fees, performance fees and operating costs borne by Series B, offset by approximately 0.07% due to trading gains (before commissions) and approximately 0.35% due to investment income.

Of the (5.09)% return for year ended 2015 for Series W, approximately (5.51)% due to brokerage fees, management fees, performance fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.07% due to trading gains (before commissions) and approximately 0.35% due to investment income.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2016 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2016.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2016 and December 31, 2015, (ii) Statements of Financial Condition March 31, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months Ended March 31, 2016 and 2015, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Three Months Ended March 31, 2016 and 2015, (vi) Financial Highlights For the Three Months Ended March 31, 2016 and 2015, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 13, 2016	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2016 and December 31, 2015, (ii) Statements of Financial Condition March 31, 2016 and December 31, 2015, (iii) Statements of Operations For the Three Months Ended March 31, 2016 and 2015, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Three Months Ended March 31, 2016 and 2015, (vi) Financial Highlights For the Three Months Ended March 31, 2016 and 2015, (vii) Notes to Financial Statements.