Form 10-Q
period 2016-06-30
CAMPBELL FUND TRUST
filed 2016-08-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015 (Unaudited)	1-4

	Statements of Financial Condition as of June 30, 2016 and December 31, 2015 (Unaudited)	5

	Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	7

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	8-10

	Financial Highlights for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	11-13

	Notes to Financial Statements (Unaudited)	14-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25-31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	32-36

Item 4.	Controls and Procedures.	36

PARTII — OTHER INFORMATION

Item 1.	Legal Proceedings.	37

Item 1A.	Risk Factors.	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 3.	Defaults Upon Senior Securities.	37

Item 4.	Mine Safety Disclosures.	37

Item 5.	Other Information.	37

Item 6.	Exhibits.	37

SIGNATURES		38

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$28,407,910	3.20%
	Credit Cards	25,776,123	2.90%
	Equipment Loans	4,499,422	0.51%
	Utility Rate Reduction Bonds	1,109,300	0.13%
	Total Asset Backed Securities (cost $59,719,205)	59,792,755	6.74%

	Bank Deposits
	United States
	Financials	12,800,250	1.44%
	Total Bank Deposits (cost $12,795,192)	12,800,250	1.44%

	Commercial Paper
	United States
	Communications	37,747,179	4.25%
	Consumer Discretionary	32,017,059	3.61%
	Consumer Staples	40,540,964	4.57%
	Energy	24,620,586	2.77%
	Financials	51,150,191	5.78%
	Health Care	19,179,142	2.16%
	Industrials	12,496,081	1.41%
	Technology	24,873,712	2.80%
	Utilities	35,170,785	3.96%
	Total Commercial Paper (cost $277,787,917)	277,795,699	31.31%

	Corporate Bonds
	United States
	Communications	22,925,372	2.58%
	Consumer Discretionary	50,084,716	5.64%
	Consumer Staples	16,590,339	1.87%
	Energy	4,984,924	0.56%
	Financials	119,312,097	13.46%
	Health Care	15,808,866	1.78%
	Industrials	9,840,388	1.11%
	Technology	25,676,269	2.89%
	Total Corporate Bonds (cost $264,814,258)	265,222,971	29.89%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$11,700,000	U.S. Treasury Bills Due 07/14/2016*	11,699,508	1.32%
$9,775,000	U.S. Treasury Bills Due 07/21/2016*	9,774,052	1.10%
$21,667,500	U.S. Treasury Bills Due 07/28/2016*	21,664,662	2.44%
$63,990,000	U.S. Treasury Bills Due 08/25/2016*	63,969,075	7.21%
$34,067,500	U.S. Treasury Bills Due 09/22/2016*	34,048,899	3.83%
$12,500,000	U.S. Treasury Bills Due 09/29/2016*	12,491,988	1.41%
	Total Government And Agency Obligations (cost $153,636,184)	153,648,184	17.31%

	Total Fixed Income Securities** (cost $768,752,756)	$769,259,859	86.69%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $14,375)	$14,375	0.00%
	Total Short Term Investments (cost $14,375)	$14,375	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2016 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($	% of Net Asset Value
Agriculture	$3,136,889	0.35%
Energy	(224,813)	(0.03)%
Metals	11,116,692	1.25%
Stock indices	4,406,292	0.50%
Short-term interest rates	528,892	0.06%
Long-term interest rates	14,311,071	1.62%
Net unrealized gain (loss) on long futures contracts	$33,275,023	3.75%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$6,231,112	0.70%
Energy	(2,613,516)	(0.29)%
Metals	(7,574,059)	(0.86)%
Stock indices	(804,770)	(0.09)%
Short-term interest rates	(1,543,570)	(0.17)%
Long-term interest rates	(680,511)	(0.08)%
Net unrealized gain (loss) on short futures contracts	$(6,985,314)	(0.79)%

Net unrealized gain (loss) on open futures contracts	$26,289,709	2.96%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(14,583,546)	(1.64)%
Various short forward currency contracts	20,154,017	2.27%
Net unrealized gain (loss) on open forward currency contracts	$5,570,471	0.63%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $116,960,775 deposited with the futures brokers and $36,687,409 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
June 30, 2016 and December 31, 2015 (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Equity in futures broker trading accounts
Cash	$96,052,084	$99,353,162
Restricted cash	0	8,747,696
Fixed income securities (cost $116,948,112 and $124,998,065, respectively)	116,960,775	124,988,790
Net unrealized gain (loss) on open futures contracts	26,289,709	(13,809,470)
Total equity in futures broker trading accounts	239,302,568	219,280,178

Cash	4,914,180	5,183,930
Short term investments (cost $14,375 and $2,104, respectively)	14,375	2,104
Fixed income securities (cost $651,804,644 and $712,173,710, respectively)	652,299,084	711,565,285
Net unrealized gain (loss) on open forward currency contracts	5,570,471	2,415,311
Interest receivable	959,652	1,061,401
Subscription receivable	467,980	0
Total assets	$903,528,310	$939,508,209

LIABILITIES
Accounts payable	$405,720	$406,928
Management fee payable	2,861,356	2,981,991
Service fee payable	16,533	16,452
Accrued commissions and other trading fees on open contracts	95,365	160,693
Offering costs payable	322,748	332,313
Redemptions payable	12,499,252	7,528,426
Total liabilities	16,200,974	11,426,803

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 246,091.579 and 243,788.567 units outstanding at June 30, 2016 and December 31, 2015	688,086,549	711,962,948
Series B Units - Redeemable
Other Unitholders - 40,697.324 and 43,230.672 units outstanding at June 30, 2016 and December 31, 2015	122,493,312	135,564,706
Series W Units - Redeemable
Other Unitholders - 24,840.875 and 25,184.916 units outstanding at June 30, 2016 and December 31, 2015	76,747,475	80,553,752
Total unitholders' capital (Net Asset Value)	887,327,336	928,081,406

Total liabilities and unitholders' capital (Net Asset Value)	$903,528,310	$939,508,209

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(21,508,498)	$(82,246,083)	$(53,748,368)	$(22,604,194)
Change in unrealized	13,706,751	(35,554,694)	40,099,179	(43,377,384)
Brokerage commissions	(1,405,017)	(1,436,272)	(2,493,984)	(2,399,407)
Net gain (loss) from futures trading	(9,206,764)	(119,237,049)	(16,143,173)	(68,380,985)

Forward currency trading gains (losses)
Realized	(24,268,014)	15,213,709	(10,027,715)	34,867,580
Change in unrealized	5,465,252	(29,461,116)	3,155,160	(24,410,978)
Brokerage commissions	(91,224)	(89,168)	(170,992)	(168,410)
Net gain (loss) from forward currency trading	(18,893,986)	(14,336,575)	(7,043,547)	10,288,192

Total net trading gain (loss)	(28,100,750)	(133,573,624)	(23,186,720)	(58,092,793)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,579,455	817,970	2,996,868	1,464,140
Realized gain (loss) on fixed income securities	24,274	(2,244)	24,274	11,633
Change in unrealized gain (loss) on fixed income securities	450,617	(204,674)	1,124,803	140,854
Total investment income	2,054,346	611,052	4,145,945	1,616,627

Expenses
Management fee	8,461,989	8,135,983	17,578,678	15,892,394
Service fee	44,809	47,783	93,396	99,810
Performance fee	0	0	0	13,671,976
Operating expenses	442,964	395,614	888,323	726,870
Total expenses	8,949,762	8,579,380	18,560,397	30,391,050

Net investment income (loss)	(6,895,416)	(7,968,328)	(14,414,452)	(28,774,423)

NET INCOME (LOSS)	$(34,996,166)	$(141,541,952)	$(37,601,172)	$(86,867,216)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average units outstanding during the period)
Series A	$(109.72)	$(519.28)	$(120.04)	$(364.42)
Series B	$(120.94)	$(522.15)	$(126.90)	$(275.98)
Series W	$(105.61)	$(513.70)	$(102.22)	$(273.00)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(112.46)	$(490.51)	$(124.35)	$(270.79)
Series B	$(117.14)	$(520.88)	$(125.99)	$(280.50)
Series W	$(110.04)	$(516.46)	$(108.93)	$(265.76)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	248,587.464	202,381.525	246,888.629	185,527.524
Series B	41,490.440	46,210.926	42,244.621	46,483.134
Series W	25,601.827	23,984.328	25,469.728	23,552.683

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(37,601,172)	$(86,867,216)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(44,379,142)	67,647,508
(Increase) decrease in restricted cash	8,747,696	(25,479,259)
(Increase) decrease in interest receivable	101,749	(121,827)
Increase (decrease) in payable for securities purchased	0	25,908,372
Increase (decrease) in accounts payable and accrued expenses	(187,090)	(16,186,521)
Purchases of investments	(5,138,344,305)	(6,484,752,346)
Sales/maturities of investments	5,206,751,053	6,247,707,008
Net cash from (for) operating activities	(4,911,211)	(272,144,281)

Cash flows from (for) financing activities
Addition of units	50,493,008	265,735,626
Redemption of units	(47,171,339)	(18,950,887)
Offering costs paid	(1,981,286)	(1,622,094)
Net cash from (for) financing activities	1,340,383	245,162,645

Net increase (decrease) in cash	(3,570,828)	(26,981,636)

Unrestricted cash
Beginning of period	104,537,092	98,388,222

End of period	$100,966,264	$71,406,586

End of period cash consists of:
Cash in futures broker trading accounts	$96,052,084	$35,928,575
Cash	4,914,180	35,478,011

Total end of period cash	$100,966,264	$71,406,586

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Unitholders' Capital – Series A
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2016

Balances at December 31, 2015	0.000	$0	243,788.567	$711,962,948	243,788.567	$711,962,948

Net income (loss) for the six months ended June 30, 2016		0		(29,636,950)		(29,636,950)
Additions	0.000	0	15,595.676	45,136,284	15,595.676	45,136,284
Redemptions	0.000	0	(13,292.664)	(37,604,844)	(13,292.664)	(37,604,844)
Offering costs				(1,770,889)		(1,770,889)
Balances at June 30, 2016	0.000	$0	246,091.579	$688,086,549	246,091.579	$688,086,549

Six Months Ended June 30, 2015

Balances at December 31, 2014	0.000	$0	163,776.415	$512,679,918	163,776.415	$512,679,918

Net income (loss) for the six months ended June 30, 2015		(7,263)		(67,601,851)		(67,609,114)
Additions	14.925	50,000	80,973.530	257,478,800	80,988.455	257,528,800
Redemptions	0.000	0	(3,860.676)	(12,233,495)	(3,860.676)	(12,233,495)
Offering costs		(58)		(1,483,779)		(1,483,837)
Balances at June 30, 2015	14.925	$42,679	240,889.269	$688,839,593	240,904.194	$688,882,272

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series A

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
$2,796.06	$2,920.41	$2,859.57	$3,130.36

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Unitholders' Capital – Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2016

Balances at December 31, 2015	0.000	$0	43,230.672	$135,564,706	43,230.672	$135,564,706

Net income (loss) for the six months ended June 30, 2016		(915)		(5,359,910)		(5,360,825)
Additions	0.000	0	104.514	314,572	104.514	314,572
Redemptions	(19.003)	(55,085)	(2,618.859)	(7,970,056)	(2,637.862)	(8,025,141)
Transfers	19.003	56,000	(19.003)	(56,000)	0.000	0
Balances at June 30, 2016	0.000	$0	40,697.324	$122,493,312	40,697.324	$122,493,312

Six Months Ended June 30, 2015

Balances at December 31, 2014	0.000	$0	47,305.148	$158,156,273	47,305.148	$158,156,273

Net income (loss) for the six months ended June 30, 2015		0		(12,828,323)		(12,828,323)
Additions	0.000	0	470.653	1,593,531	470.653	1,593,531
Redemptions	0.000	0	(1,576.581)	(5,421,532)	(1,576.581)	(5,421,532)
Balances at June 30, 2015	0.000	$0	46,199.220	$141,499,949	46,199.220	$141,499,949

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
$3,009.86	$3,135.85	$3,062.82	$3,343.32

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Unitholders' Capital – Series W
	Other Unitholders		Trust
	Units	Amount	Total Amount
Six Months Ended June 30, 2016

Balances at December 31, 2015	25,184.916	$80,553,752	$928,081,406

Net income (loss) for the six months ended June 30, 2016		(2,603,397)	(37,601,172)
Additions	1,736.154	5,510,132	50,960,988
Redemptions	(2,080.195)	(6,512,180)	(52,142,165)
Offering costs		(200,832)	(1,971,721)
Balances at June 30, 2016	24,840.875	$76,747,475	$887,327,336

Six Months Ended June 30, 2015

Balances at December 31, 2014	22,899.655	$77,173,828	$748,010,019

Net income (loss) for the six months ended June 30, 2015		(6,429,779)	(86,867,216)
Additions	1,935.232	6,611,395	265,733,726
Redemptions	(153.325)	(531,125)	(18,186,152)
Offering costs		(204,706)	(1,688,543)
Balances at June 30, 2015	24,681.562	$76,619,613	$907,001,834

Net Asset Value per Other Unitholders' Unit - Series W

June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
$3,089.56	$3,198.49	$3,104.33	$3,370.09

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,908.52	$3,350.08	$2,920.41	$3,130.36

Income (loss) from operations:
Total net trading gains (losses) (1)	(86.50)	(456.72)	(69.97)	(151.19)
Net investment income (loss) (1)	(22.52)	(29.95)	(47.21)	(111.60)

Total net income (loss) from operations	(109.02)	(486.67)	(117.18)	(262.79)

Offering costs (1)	(3.44)	(3.84)	(7.17)	(8.00)

Net asset value per unit at end of period	$2,796.06	$2,859.57	$2,796.06	$2,859.57

Total Return (4)	(3.87)%	(14.64)%	(4.26)%	(8.65)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.16%	3.94%	4.19%	4.06%
Performance fee (4)	0.00%	0.00%	0.00%	1.55%

Total expenses	4.16%	3.94%	4.19%	5.61%

Net investment income (loss) (2,3)	(3.24)%	(3.68)%	(3.29)%	(3.69)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,127.00	$3,583.70	$3,135.85	$3,343.32

Income (loss) from operations:
Total net trading gains (losses) (1)	(92.92)	(488.80)	(75.17)	(155.78)
Net investment income (loss) (1)	(24.22)	(32.08)	(50.82)	(124.72)

Total net income (loss) from operations	(117.14)	(520.88)	(125.99)	(280.50)

Net asset value per unit at end of period	$3,009.86	$3,062.82	$3,009.86	$3,062.82

Total Return (4)	(3.75)%	(14.53)%	(4.02)%	(8.39)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.17%	4.10%	4.21%	4.23%
Performance fee (4)	0.00%	0.00%	0.00%	1.76%

Total expenses	4.17%	4.10%	4.21%	5.99%

Net investment income (loss) (2,3)	(3.25)%	(3.81)%	(3.31)%	(3.82)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three and six months ended June 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,199.60	$3,620.79	$3,198.49	$3,370.09

Income (loss) from operations:
Total net trading gains (losses) (1)	(94.86)	(494.55)	(77.01)	(160.59)
Net investment income (loss) (1)	(11.39)	(17.74)	(24.03)	(96.48)

Total net income (loss) from operations	(106.25)	(512.29)	(101.04)	(257.07)

Offering costs (1)	(3.79)	(4.17)	(7.89)	(8.69)

Net asset value per unit at end of period	$3,089.56	$3,104.33	$3,089.56	$3,104.33

Total Return (4)	(3.44)%	(14.26)%	(3.41)%	(7.89)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.40%	2.37%	2.42%	2.44%
Performance fee (4)	0.00%	0.00%	0.00%	1.78%

Total expenses	2.40%	2.37%	2.42%	4.22%

Net investment income (loss) (2,3)	(1.48)%	(2.08)%	(1.52)%	(2.04)%

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
JUNE 30, 2016 (Unaudited)

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
JUNE 30, 2016 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	Fair Value at June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$14,375	$0	$0	$14,375
Fixed income securities	0	769,259,859	0	769,259,859

Other Financial Instruments
Exchange-traded futures contracts	26,289,709	0	0	26,289,709
Forward currency contracts	0	5,570,471	0	5,570,471
Total	$26,304,084	$774,830,330	$0	$801,134,414

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,104	$0	$0	$2,104
Fixed income securities	0	836,554,075	0	836,554,075

Other Financial Instruments
Exchange-traded futures contracts	(13,809,470)	0	0	(13,809,470)
Forward currency contracts	0	2,415,311	0	2,415,311
Total	$(13,807,366)	$838,969,386	$0	$825,162,020

The Trust recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2016 or the year ended December 31, 2015.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,982,380 and $2,643,803 for Series A units and $441,320 and $500,923 for Series W units, respectively.

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
JUNE 30, 2016 (Unaudited)

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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2016. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the six months ended June 30, 2016 and 2015, Campbell & Company received redemption fees of $17,974 and $13,147, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2016 Fair Value	Liability Derivatives at June 30, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$11,191,123	$(1,823,122)	$9,368,001
Energy Contracts	Net unrealized gain (loss) on open futures contracts	369,236	(3,207,565)	(2,838,329)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	11,231,453	(7,688,820)	3,542,633
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,578,649	(1,977,127)	3,601,522
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	559,928	(1,574,606)	(1,014,678)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	14,602,175	(971,615)	13,630,560
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	44,047,753	(38,477,282)	5,570,471
Totals		$87,580,317	$(55,720,137)	$31,860,180

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,246,840	$(3,186,075)	$1,060,765
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,219,147	(11,868,078)	(9,648,931)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,238,119	(6,370,930)	(4,132,811)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	974,091	(1,785,178)	(811,087)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	18,382	(765,703)	(747,321)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,669,840	(2,199,925)	469,915
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	52,468,667	(50,053,356)	2,415,311
Totals		$64,835,086	$(76,229,245)	$(11,394,159)

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended June 30, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2016	Trading Gains (Losses) for the Three Months Ended June 30, 2015
Agriculture Contracts	$1,389,996	$(25,488,967)
Energy Contracts	(28,147,537)	(24,273,764)
Metal Contracts	3,926,488	(11,915,459)
Stock Indices Contracts	(15,513,708)	(17,266,824)
Short-Term Interest Rate Contracts	(4,698,791)	(541,943)
Long-Term Interest Rate Contracts	35,374,555	(38,559,267)
Forward Currency Contracts	(18,802,762)	(14,247,407)
Total	$(26,471,759)	$(132,293,631)

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2016	Trading Gains (Losses) for the Six Months Ended June 30, 2015
Agriculture Contracts	$(12,625,775)	$(20,189,072)
Energy Contracts	(23,078,223)	(23,261,967)
Metal Contracts	(9,422,818)	(14,957,583)
Stock Indices Contracts	(24,237,586)	5,141,005
Short-Term Interest Rate Contracts	(3,815,982)	(2,596,396)
Long-Term Interest Rate Contracts	59,504,921	(10,066,969)
Forward Currency Contracts	(6,872,555)	10,456,602
Total	$(20,548,018)	$(55,474,380)

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2016	Trading Gains (Losses) for the Three Months Ended June 30, 2015
Futures trading gains (losses):
Realized**	$(21,375,748)	$(82,491,530)
Change in unrealized	13,706,751	(35,554,694)
Forward currency trading gains (losses):
Realized	(24,268,014)	15,213,709
Change in unrealized	5,465,252	(29,461,116)
Total	$(26,471,759)	$(132,293,631)

Line Item in the Statement of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2016	Trading Gains (Losses) for the Six Months Ended June 30, 2015
Futures trading gains (losses):
Realized**	$(53,774,642)	$(22,553,598)
Change in unrealized	40,099,179	(43,377,384)
Forward currency trading gains (losses):
Realized	(10,027,715)	34,867,580
Change in unrealized	3,155,160	(24,410,978)
Total	$(20,548,018)	$(55,474,380)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

For the three months ended June 30, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 123,100 and 120,900, respectively, and the monthly average of notional value of forward currency contracts was $5,390,000,000 and $5,637,100,000, respectively.

For the six months ended June 30, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 108,000 and 103,200, respectively, and the monthly average of notional value of forward currency contracts was $5,349,000,000 and $5,158,900,000, respectively.

Open contracts generally mature within three months; as of June 30, 2016, the latest maturity date for open futures contracts is September 2017 and the latest maturity date for open forward currency contracts is September 2016. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2016 and December 31, 2015 was $153,648,184 and $209,330,696, respectively, which equals 17% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2016 and December 31, 2015 was $108,295 and $147,386, respectively, which equals 1% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at June 30, 2016 and December 31, 2015 was restricted cash for margin requirements of $0 and $8,747,696, respectively, which equals 0% and 1 % of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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

Offsetting of Derivative Assets
As of June 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$21,630,093	$(8,600,531)	$13,029,562
Futures contracts	Goldman Sachs	21,902,471	(8,642,324)	13,260,147
Forward currency contracts	Royal Bank of Scotland	44,047,753	(38,477,282)	5,570,471
Total derivatives		$87,580,317	$(55,720,137)	$31,860,180

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$13,029,562	$0	$0	$13,029,562
Goldman Sachs	13,260,147	0	0	13,260,147
Royal Bank of Scotland	5,570,471	0	0	5,570,471
Total	$31,860,180	$0	$0	$31,860,180

Offsetting of Derivative Liabilities
As of June 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,600,531	$(8,600,531)	$0
Futures contracts	Goldman Sachs	8,642,324	(8,642,324)	0
Forward currency contracts	Royal Bank of Scotland	38,477,282	(38,477,282)	0
Total derivatives		$55,720,137	$(55,720,137)	$0
Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016 (Unaudited)

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
JUNE 30, 2016 (Unaudited)

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2016 and December 31, 2015, the statements of operations and financial highlights for the three and six months ended June 30, 2016 and 2015, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2016 and December 31, 2015, the results of operations and financial highlights for the three and six months ended June 30, 2016 and 2015, and cash flows and changes in unitholders' capital (Net Asset Value) for the six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the aggregate capitalization of the Trust was $887,327,336 with Series A, Series B and Series W comprising $688,086,549, $122,493,312 and $76,747,475, respectively, of the total. The Net Asset Value per Unit was $2,796.06 for Series A, $3,009.86 for Series B, and $3,089.56 for Series W.

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

Results of Operations

The returns for Series A for the six months ended June 30, 2016 and 2015 were (4.26)% and (8.65)%. The returns for Series B for the six months ended June 30, 2016 and 2015 were (4.02)% and (8.39)%, respectively. The returns for Series W for the six months ended June 30, 2016 and 2015 were (3.41)% and (7.89)%, respectively.

2016 (For the Six Months Ending June 30)

Of the (4.26)% year to date return for Series A, approximately (2.07)% was due to trading losses (before commissions) and approximately (2.64)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.45% due to investment income earned by Series A.

Of the (4.02)% year to date return for Series B, approximately (2.07)% was due to trading losses (before commissions) and approximately (2.40)% due to brokerage fees, management fees and operating costs, offset by approximately 0.45% due to investment income earned by Series B.

Of the (3.41)% year to date return for Series W, approximately (2.07)% was due to trading losses (before commissions) and approximately (1.79)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.45% due to investment income earned by Series W.

During the six months ended June 30, 2016, the Trust accrued management fees in the amount of $17,578,678 and paid management fees in the amount of $17,699,313. No performance fees were accrued or paid during this period.

An analysis of the (2.07)% gross trading loss for the Trust for the six months ended June 30, 2016 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.86)%
Currencies	(0.82)
Interest Rates	6.34
Stock Indices	(2.73)
(2.07)%

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

The Trust showed a decline in April.  Losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering.  Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Trust.  Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower.  Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Trust during April.  Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses.  Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived "risk-on" environment.  A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets.  Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models.  Global equity indexes generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Foreign exchange positions added additional losses.  Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (the so-called BREXIT).
Losses in commodities and foreign exchange leave the Trust with a decline in May, while interest rate and stock index holdings produced gains. Commodity positions from both the trend and non-trend models provided losses to the Trust.  Long holdings on gold and silver both suffered as the US dollar strengthened during the month.  Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing.  In the meats, short cattle positions suffered as those markets rose amid signs of increased demand.  Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May.  After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Trust's short dollar positions against a variety of currencies.  Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are "live" with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains.  Long positioning on long-dated markets in Europe, Australia, and the UK produced some of the best gains.  A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (i.e. "BREXIT") all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models.  The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indexes.  A short position on the S&P 500 volatility index benefitted from the general risk-on environment in the second half of the month which pushed that index sharply lower.
The Trust showed a profit in June.  Gains came from interest rate and commodity markets, while stock index and foreign exchange holdings produced some losses. Interest rate holdings had the largest positive impact on the monthly P&L with both trend following and non-trend systems showing gains.  Long positions across global interest rate markets showed strong profits, especially within Europe.  United Kingdom voters surprised and shocked markets worldwide with their decision to leave the European Union.  The so-called BREXIT sparked a risk-off reaction globally, with government bond futures among the largest beneficiaries, as investors accepted record low bond yields in multiple markets in exchange for the safety of government paper. Commodity positions from the trend models provided some additional gains.  Long positioning on the precious metals was one of the best performing sub-sectors.  The flight to safety triggered by the UK BREXIT vote along with dampened expectations of additional US FOMC interest rate hikes this year pushed gold and silver prices sharply higher.  The grains sub-sector contributed additional profits led by a long soybean holding which rose amid a bullish June crop report.  Short positioning on natural gas produced some offsetting losses as lower average inventories, as calculated by the US EIA, helped contribute to a short squeeze in that market. Stock index holdings produced some of the largest monthly losses with both the trend following and non-trend systems contributing.  Long global stock index exposure suffered from risk-off selling caused by the uncertainty that the UK BREXIT vote created.  In addition, a short position on the CBOE volatility index future produced losses amid the sharp spike in volatility due to the UK referendum. Foreign exchange positions showed some small losses during June.  Mixed FX positioning against the US dollar led to mostly offsetting gains and losses.  Profits were seen on a long Japanese yen position which strengthened in a flight-to safety trade.  Losses were produced by positioning on the Euro which saw choppy price action leading up to and after the surprising BREXIT decision.

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
An analysis of the (4.43)% gross trading losses for the Trust for the three months ended June 30, 2015 by sector is as follows:

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2016 and December 31, 2015 and the trading gains/losses by market category for the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	(4.86)%
Currencies	0.40%	(0.82)%
Interest Rates	1.01%	6.34%
Stock Indices	0.67%	(2.73)%
Aggregate/Total	1.52%	(2.07)%

*	– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes

**	– Represents the gross trading for the Trust for the six months ended June 30, 2016.

Of the (4.26)% year to date return for Series A, approximately (2.07)% was due to trading losses (before commissions) and approximately (2.64)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.45% due to investment income earned by Series A.

Of the (4.02)% year to date return for Series B, approximately (2.07)% was due to trading losses (before commissions) and approximately (2.40)% due to brokerage fees, management fees and operating costs, offset by approximately 0.45% due to investment income earned by Series B.

Of the (3.41)% year to date return for Series W, approximately (2.07)% was due to trading losses (before commissions) and approximately (1.79)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.45% due to investment income earned by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2016 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2016.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition June 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three and Six Months Ended June 30, 2016 and 2015, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2016 and 2015, (vi) Financial Highlights For the Three and Six Months Ended June 30, 2016 and 2015, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 15, 2016	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition June 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three and Six Months Ended June 30, 2016 and 2015, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Six Months Ended June 30, 2016 and 2015, (vi) Financial Highlights For the Three and Six Months Ended June 30, 2016 and 2015, (vii) Notes to Financial Statements.