Form 10-Q
period 2016-09-30
CAMPBELL FUND TRUST
filed 2016-11-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015 (Unaudited)	1-4

	Statements of Financial Condition as of September 30, 2016 and December 31, 2015 (Unaudited)	5

	Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	7

	Statements of Changes in Unitholders' Capital (Net Asset Value) for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	8-10

	Financial Highlights for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	11-13

	Notes to Financial Statements (Unaudited)	14-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	33-37

Item 4.	Controls and Procedures.	37

PARTII — OTHER INFORMATION

Item 1.	Legal Proceedings.	38

Item 1A.	Risk Factors.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Mine Safety Disclosures.	38

Item 5.	Other Information.	38

Item 6.	Exhibits.	38

SIGNATURES		39

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$24,626,117	2.93%
	Credit Cards	28,056,962	3.34%
	Equipment Loans	7,770,077	0.92%
	Utility Rate Reduction Bonds	1,109,345	0.13%
	Total Asset Backed Securities (cost $61,553,022)	61,562,501	7.32%

	Bank Deposits
	United States
	Financials	24,047,962	2.86%
	Total Bank Deposits (cost $24,029,982)	24,047,962	2.86%

	Commercial Paper
	United States
	Communications	23,184,933	2.76%
	Consumer Discretionary	28,753,312	3.42%
	Consumer Staples	29,469,438	3.51%
	Energy	20,740,104	2.47%
	Financials	57,297,612	6.82%
	Health Care	18,879,585	2.25%
	Industrials	33,662,874	4.01%
	Technology	21,212,636	2.52%
	Utilities	27,524,797	3.27%
	Total Commercial Paper (cost $260,705,546)	260,725,291	31.03%

	Corporate Bonds
	United States
	Communications	22,906,230	2.73%
	Consumer Discretionary	42,628,985	5.07%
	Consumer Staples	16,583,163	1.97%
	Energy	6,562,322	0.78%
	Financials	140,016,353	16.66%
	Health Care	15,758,587	1.87%
	Industrials	9,809,115	1.17%
	Technology	25,704,146	3.06%
	Total Corporate Bonds (cost $279,705,311)	279,968,901	33.31%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$15,200,000	U.S. Treasury Bills Due 10/13/2016*	15,199,392	1.81%
$9,775,000	U.S. Treasury Bills Due 10/20/2016*	9,774,267	1.16%
$21,667,500	U.S. Treasury Bills Due 10/27/2016*	21,664,835	2.58%
$66,790,000	U.S. Treasury Bills Due 11/25/2016*	66,776,709	7.94%
$34,067,500	U.S. Treasury Bills Due 12/22/2016*	34,049,989	4.05%
$21,450,000	U.S. Treasury Bills Due 02/02/2017*	21,426,920	2.55%
	Total Government And Agency Obligations (cost $168,870,759)	168,892,112	20.09%

	Total Fixed Income Securities** (cost $794,864,620)	$795,196,767	94.61%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $3,325)	$3,325	0.00%
	Total Short Term Investments (cost $3,325)	$3,325	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2016 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$5,716,177	0.68%
Energy	508,730	0.06%
Metals	6,096,187	0.72%
Stock indices	807,609	0.10%
Short-term interest rates	(155,724)	(0.02)%
Long-term interest rates	3,843,025	0.46%
Net unrealized gain (loss) on long futures contracts	$16,816,004	2.00%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$6,797,137	0.80%
Energy	(2,594,919)	(0.31)%
Metals	(6,423,313)	(0.76)%
Stock indices	(5,807)	0.00%
Short-term interest rates	(24,738)	0.00%
Long-term interest rates	48,037	0.01%
Net unrealized gain (loss) on short futures contracts	$(2,203,603)	(0.26)%

Net unrealized gain (loss) on open futures contracts	$14,612,401	1.74%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(3,741,262)	(0.44)%
Various short forward currency contracts	1,022,941	0.12%
Net unrealized gain (loss) on open forward currency contracts	$(2,718,321)	(0.32)%

*	Pledged as collateral for the trading of futures or forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $116,968,845 deposited with the futures brokers and $51,923,267 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
September 30, 2016 and December 31, 2015 (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Equity in futures broker trading accounts
Cash	$39,144,247	$99,353,162
Restricted cash	0	8,747,696
Fixed income securities (cost $116,949,392 and $124,998,065, respectively)	116,968,845	124,988,790
Net unrealized gain on open futures contracts	14,612,401	(13,809,470)
Total equity in futures broker trading accounts	170,725,493	219,280,178

Cash	5,068,479	5,183,930
Short term investments (cost $3,325 and $2,104, respectively)	3,325	2,104
Fixed income securities (cost $677,915,228 and $712,173,710, respectively)	678,227,922	711,565,285
Net unrealized gain (loss) on open forward currency contracts	(2,718,321)	2,415,311
Interest receivable	680,327	1,061,401
Total assets	$851,987,225	$939,508,209

LIABILITIES
Accounts payable	$379,312	$406,928
Management fee payable	2,701,973	2,981,991
Service fee payable	15,405	16,452
Accrued commissions and other trading fees on open contracts	131,169	160,693
Offering costs payable	304,999	332,313
Redemptions payable	7,939,188	7,528,426
Total liabilities	11,472,046	11,426,803

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 243,793.492 and 243,788.567 units outstanding at September 30, 2016 and December 31, 2015	651,431,207	711,962,948
Series B Units - Redeemable
Other Unitholders - 39,788.582 and 43,230.672 units outstanding at September 30, 2016 and December 31, 2015	114,590,847	135,564,706
Series W Units - Redeemable
Other Unitholders - 25,118.394 and 25,184.916 units outstanding at September 30, 2016 and December 31, 2015	74,493,125	80,553,752
Total unitholders' capital (Net Asset Value)	840,515,179	928,081,406

Total liabilities and unitholders' capital (Net Asset Value)	$851,987,225	$939,508,209

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(2,563,284)	$(10,419,882)	$(56,311,652)	$(33,024,076)
Change in unrealized	(11,677,308)	30,656,110	28,421,871	(12,721,274)
Brokerage commissions	(1,033,567)	(978,374)	(3,527,551)	(3,377,781)
Net gain (loss) from futures trading	(15,274,159)	19,257,854	(31,417,332)	(49,123,131)

Forward currency trading gains (losses)
Realized	(6,752,196)	8,664,461	(16,779,911)	43,532,041
Change in unrealized	(8,288,792)	11,313,799	(5,133,632)	(13,097,179)
Brokerage commissions	(90,258)	(95,610)	(261,250)	(264,020)
Net gain (loss) from forward currency trading	(15,131,246)	19,882,650	(22,174,793)	30,170,842

Total net trading gain (loss)	(30,405,405)	39,140,504	(53,592,125)	(18,952,289)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,702,389	1,050,083	4,699,257	2,514,223
Realized gain (loss) on fixed income securities	14,554	(24,715)	38,828	(13,082)
Change in unrealized gain (loss) on fixed income securities	(174,956)	(415,739)	949,847	(274,885)
Total investment income	1,541,987	609,629	5,687,932	2,226,256

Expenses
Management fee	8,456,874	9,015,695	26,035,552	24,908,089
Service fee	44,227	47,573	137,623	147,383
Performance fee	0	0	0	13,671,976
Operating expenses	416,243	456,395	1,304,566	1,183,265
Total expenses	8,917,344	9,519,663	27,477,741	39,910,713

Net investment income (loss)	(7,375,357)	(8,910,034)	(21,789,809)	(37,684,457)

NET INCOME (LOSS)	$(37,780,762)	$30,230,470	$(75,381,934)	$(56,636,746)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT (based on weighted average units outstanding during the period)
Series A	$(120.46)	$93.48	$(240.35)	$(219.22)
Series B	$(128.06)	$101.62	$(253.00)	$(177.61)
Series W	$(120.19)	$116.15	$(221.29)	$(148.50)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Series A	$(124.00)	$90.47	$(248.35)	$(180.32)
Series B	$(129.87)	$100.86	$(255.86)	$(179.64)
Series W	$(123.88)	$112.37	$(232.81)	$(153.39)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	245,937.673	243,138.560	246,571.644	204,731.203
Series B	40,350.892	45,544.115	41,613.378	46,170.128
Series W	24,859.370	24,739.511	25,266.275	23,948.293

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from (for) operating activities
Net income (loss)	$(75,381,934)	$(56,636,746)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(24,238,086)	26,093,338
(Increase) decrease in restricted cash	8,747,696	7,319,383
(Increase) decrease in interest receivable	381,074	92,194
Increase (decrease) in payable for securities purchased	0	12,643,696
Increase (decrease) in accounts payable and accrued expenses	(338,205)	(16,137,255)
Purchases of investments	(7,768,924,889)	(9,246,524,160)
Sales/maturities of investments	7,811,230,823	8,983,198,179
Net cash from (for) operating activities	(48,523,521)	(289,951,371)

Cash flows from (for) financing activities
Addition of units	66,208,774	289,750,120
Redemption of units	(75,057,072)	(33,381,861)
Offering costs paid	(2,952,547)	(2,597,023)
Net cash from (for) financing activities	(11,800,845)	253,771,236

Net increase (decrease) in cash	(60,324,366)	(36,180,135)

Unrestricted cash
Beginning of period	104,537,092	98,388,222

End of period	$44,212,726	$62,208,087

End of period cash consists of:
Cash in futures broker trading accounts	$39,144,247	$55,896,301
Cash	5,068,479	6,311,786

Total end of period cash	$44,212,726	$62,208,087

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Unitholders' Capital – Series A
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2016

Balances at December 31, 2015	0.000	$0	243,788.567	$711,962,948	243,788.567	$711,962,948

Net income (loss) for the nine months ended September 30, 2016		0		(59,262,613)		(59,262,613)
Additions	0.000	0	20,063.270	57,673,457	20,063.270	57,673,457
Redemptions	0.000	0	(20,058.345)	(56,314,105)	(20,058.345)	(56,314,105)
Offering costs				(2,628,480)		(2,628,480)
Balances at September 30, 2016	0.000	$0	243,793.492	$651,431,207	243,793.492	$651,431,207

Nine Months Ended September 30, 2015

Balances at December 31, 2014	0.000	$0	163,776.415	$512,679,918	163,776.415	$512,679,918

Net income (loss) for the nine months ended September 30, 2015		(5,994)		(44,874,203)		(44,880,197)
Additions	14.925	50,000	88,888.821	280,764,834	88,903.746	280,814,834
Redemptions	(14.925)	(43,930)	(7,505.161)	(22,958,431)	(7,520.086)	(23,002,361)
Offering costs		(76)		(2,381,009)		(2,381,085)
Balances at September 30, 2015	0.000	$0	245,160.075	$723,231,109	245,160.075	$723,231,109

Net Asset Value per Other Unitholders' Unit - Series A

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
$2,672.06	$2,920.41	$2,950.04	$3,130.36

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Unitholders' Capital – Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2016

Balances at December 31, 2015	0.000	$0	43,230.672	$135,564,706	43,230.672	$135,564,706

Net income (loss) for the nine months ended September 30, 2016		(915)		(10,527,146)		(10,528,061)
Additions	0.000	0	104.514	314,572	104.514	314,572
Redemptions	(19.003)	(55,085)	(3,527.601)	(10,705,285)	(3,546.604)	(10,760,370)
Transfers	19.003	56,000	(19.003)	(56,000)	0.000	0
Balances at September 30, 2016	0.000	$0	39,788.582	$114,590,847	39,788.582	$114,590,847

Nine Months Ended September 30, 2015

Balances at December 31, 2014	0.000	$0	47,305.148	$158,156,273	47,305.148	$158,156,273

Net income (loss) for the nine months ended September 30, 2015		0		(8,200,317)		(8,200,317)
Additions	0.000	0	470.653	1,593,531	470.653	1,593,531
Redemptions	0.000	0	(3,801.739)	(12,429,432)	(3,801.739)	(12,429,432)
Balances at September 30, 2015	0.000	$0	43,974.062	$139,120,055	43,974.062	$139,120,055

Net Asset Value per Other Unitholders' Unit - Series B

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
$2,879.99	$$3,135.85	$$3,163.68	$$3,343.32

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Unitholders' Capital – Series W
	Other Unitholders		Trust
	Units	Amount	Total Amount
Nine Months Ended September 30, 2016

Balances at December 31, 2015	25,184.916	$80,553,752	$928,081,406

Net income (loss) for the nine months ended September 30, 2016		(5,591,260)	(75,381,934)
Additions	2,617.248	8,220,745	66,208,774
Redemptions	(2,683.770)	(8,393,359)	(75,467,834)
Offering costs		(296,753)	(2,925,233)
Balances at September 30, 2016	25,118.394	$74,493,125	$840,515,179

Nine Months Ended September 30, 2015

Balances at December 31, 2014	22,899.655	$77,173,828	$748,010,019

Net income (loss) for the nine months ended September 30, 2015		(3,556,232)	(56,636,746)
Additions	2,358.837	7,967,880	290,376,245
Redemptions	(927.881)	(3,017,148)	(38,448,941)
Offering costs		(303,963)	(2,685,048)
Balances at September 30, 2015	24,330.611	$78,264,365	$940,615,529

Net Asset Value per Other Unitholders' Unit - Series W

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
$2,965.68	$3,198.49	$3,216.70	$3,370.09

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,796.06	$2,859.57	$2,920.41	$3,130.36

Income (loss) from operations:
Total net trading gains (losses) (1)	(96.17)	123.20	(166.14)	(33.07)
Net investment income (loss) (1)	(24.34)	(29.04)	(71.55)	(135.62)

Total net income (loss) from operations	(120.51)	94.16	(237.69)	(168.69)

Offering costs (1)	(3.49)	(3.69)	(10.66)	(11.63)

Net asset value per unit at end of period	$2,672.06	$2,950.04	$2,672.06	$2,950.04

Total Return (4)	(4.43)%	3.16%	(8.50)%	(5.76)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.20%	4.29%	4.20%	4.19%
Performance fee (4)	0.00%	0.00%	0.00%	1.49%

Total expenses	4.20%	4.29%	4.20%	5.68%

Net investment income (loss) (2,3)	(3.50)%	(4.03)%	(3.36)%	(3.86)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,009.86	$3,062.82	$3,135.85	$3,343.32

Income (loss) from operations:
Total net trading gains (losses) (1)	(103.65)	132.00	(178.84)	(23.36)
Net investment income (loss) (1)	(26.22)	(31.14)	(77.02)	(156.28)

Total net income (loss) from operations	(129.87)	100.86	(255.86)	(179.64)

Net asset value per unit at end of period	$2,879.99	$3,163.68	$2,879.99	$3,163.68

Total Return (4)	(4.31)%	3.29%	(8.16)%	(5.37)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.21%	4.26%	4.21%	4.22%
Performance fee (4)	0.00%	0.00%	0.00%	1.81%

Total expenses	4.21%	4.26%	4.21%	6.03%

Net investment income (loss) (2,3)	(3.51)%	(4.00)%	(3.37)%	(3.86)%

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
See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three and nine months ended September 30, 2016 and 2015. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,089.56	$3,104.33	$3,198.49	$3,370.09

Income (loss) from operations:
Total net trading gains (losses) (1)	(106.74)	133.83	(183.77)	(27.79)
Net investment income (loss) (1)	(13.28)	(17.45)	(37.29)	(112.91)

Total net income (loss) from operations	(120.02)	116.38	(221.06)	(140.70)

Offering costs (1)	(3.86)	(4.01)	(11.75)	(12.69)

Net asset value per unit at end of period	$2,965.68	$3,216.70	$2,965.68	$3,216.70

Total Return (4)	(4.01)%	3.62%	(7.28)%	(4.55)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.42%	2.46%	2.43%	2.43%
Performance fee (4)	0.00%	0.00%	0.00%	1.79%

Total expenses	2.42%	2.46%	2.43%	4.22%

Net investment income (loss) (2,3)	(1.72)%	(2.20)%	(1.59)%	(2.08)%

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
SEPTEMBER 30, 2016 (Unaudited)

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
SEPTEMBER 30, 2016 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	Fair Value at September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,325	$0	$0	$3,325
Fixed income securities	0	795,196,767	0	795,196,767

Other Financial Instruments
Exchange-traded futures contracts	14,612,401	0	0	14,612,401
Forward currency contracts	0	(2,718,321)	0	(2,718,321)
Total	$14,615,726	$792,478,446	$0	$807,094,172

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,104	$0	$0	$2,104
Fixed income securities	0	836,554,075	0	836,554,075

Other Financial Instruments
Exchange-traded futures contracts	(13,809,470)	0	0	(13,809,470)
Forward currency contracts	0	2,415,311	0	2,415,311
Total	$(13,807,366)	$838,969,386	$0	$825,162,020

The Trust recognizes transfers between fair value hierarchy levels at the beginning of the reporting period. There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2016 or the year ended December 31, 2015.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)
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

F.  Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Trust ("offering costs"). Series A units and Series W units will each bear the offering costs incurred in relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and Series W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Series' month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. Series A and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At September 30, 2016 and December 31, 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,590,782 and $2,643,803 for Series A units and $401,560 and $500,923 for Series W units, respectively.

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
SEPTEMBER 30, 2016 (Unaudited)
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

Note 8.  DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2016. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the nine months ended September 30, 2016 and 2015, Campbell & Company received redemption fees of $22,461 and $21,332, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2016 and December 31, 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2016 Fair Value	Liability Derivatives at September 30, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$15,396,589	$(2,883,275)	$12,513,314
Energy Contracts	Net unrealized gain (loss) on open futures contracts	664,895	(2,751,084)	(2,086,189)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,928,408	(7,255,534)	(327,126)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,748,382	(2,946,580)	801,802
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	97,461	(277,923)	(180,462)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,862,300	(971,238)	3,891,062
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	24,568,608	(27,286,929)	(2,718,321)
Totals		$56,266,643	$(44,372,563)	$11,894,080

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,246,840	$(3,186,075)	$1,060,765
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,219,147	(11,868,078)	(9,648,931)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,238,119	(6,370,930)	(4,132,811)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	974,091	(1,785,178)	(811,087)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	18,382	(765,703)	(747,321)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,669,840	(2,199,925)	469,915
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	52,468,667	(50,053,356)	2,415,311
Totals		$64,835,086	$(76,229,245)	$(11,394,159)

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended September 30, 2016 and 2015 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2016	Trading Gains (Losses) for the Three Months Ended September 30, 2015
Agriculture Contracts	$7,727,273	$(5,623,833)
Energy Contracts	(12,371,532)	14,609,064
Metal Contracts	(5,845,334)	26,982,442
Stock Indices Contracts	11,672,523	(11,594,034)
Short-Term Interest Rate Contracts	(1,788,940)	4,049,678
Long Term Interest Rate Contracts	(13,503,510)	(8,394,913)
Forward Currency Contracts	(15,040,988)	19,978,260
Total	$(29,150,508)	$40,006,664

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2016	Trading Gains (Losses) for the Nine Months Ended September 30, 2015
Agriculture Contracts	$(4,898,501)	$(25,812,905)
Energy Contracts	(35,449,754)	(8,652,903)
Metal Contracts	(15,268,152)	12,024,859
Stock Indices Contracts	(12,565,063)	(6,453,029)
Short-Term Interest Rate Contracts	(5,604,922)	1,453,282
Long Term Interest Rate Contracts	46,001,412	(18,461,882)
Forward Currency Contracts	(21,913,543)	30,434,862
Total	$(49,698,523)	$(15,467,716)

Line Item in the Statement of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2016	Trading Gains (Losses) for the Three Months Ended September 30, 2015
Futures trading gains (losses):
Realized**	$(2,432,212)	$(10,627,706)
Change in unrealized	(11,677,308)	30,656,110
Forward currency trading gains (losses):
Realized	(6,752,196)	8,664,461
Change in unrealized	(8,288,792)	11,313,799
Total	$(29,150,508)	$40,006,664

Line Item in the Statement of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2016	Trading Gains (Losses) for the Nine Months Ended September 30, 2015
Futures trading gains (losses):
Realized**	$(56,206,851)	$(33,181,304)
Change in unrealized	28,421,871	(12,721,274)
Forward currency trading gains (losses):
Realized	(16,779,911)	43,532,041
Change in unrealized	(5,133,632)	(13,097,179)
Total	$(49,698,523)	$(15,467,716)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

For the three months ended September 30, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 90,500 and 88,000, respectively, and the monthly average of notional value of forward currency contracts was $5,411,700,000 and $4,931,200,000, respectively.

For the nine months ended September 30, 2016 and 2015, the monthly average of futures contracts bought and sold was approximately 102,200 and 98,100, respectively, and the monthly average of notional value of forward currency contracts was $5,370,000,000 and $5,083,000,000, respectively.

Open contracts generally mature within three months; as of September 30, 2016, the latest maturity date for open futures contracts is December 2017 and the latest maturity date for open forward currency contracts is December 2016. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2016 and December 31, 2015 was $168,892,112 and $209,330,696, respectively, which equals 20% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market maker at September 30, 2016 and December 31, 2015 was $79,610 and $147,386, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at September 30, 2016 and December 31, 2015 was restricted cash for margin requirements of $0 and $8,747,696, respectively, which equals 0% and 1 % of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

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

Offsetting of Derivative Assets
As of September 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$15,876,796	$(8,529,078)	$7,347,718
Futures contracts	Goldman Sachs	15,821,239	(8,556,556)	7,264,683
Forward currency contracts	Royal Bank of Scotland	24,568,608	(24,568,608)	0
Total derivatives		$56,266,643	$(41,654,242)	$14,612,401

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$7,347,718	$0	$0	$7,347,718
Goldman Sachs	7,264,683	0	0	7,264,683
Royal Bank of Scotland	0	0	0	0
Total	$14,612,401	$0	$0	$14,612,401

Offsetting of Derivative Liabilities
As of September 30, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,529,078	$(8,529,078)	$0
Futures contracts	Goldman Sachs	8,556,556	(8,556,556)	0
Forward currency contracts	Royal Bank of Scotland	27,286,929	(24,568,608)	2,718,321
Total derivatives		$44,372,563	$(41,654,242)	$2,718,321

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
Royal Bank of Scotland	2,718,321	(2,718,321	)*	0	0
Total	$2,718,321		$(2,718,321)	$0	$0
*Represents a portion of the $51,923,267 fair value in U.S. Treasury Bills held at the interbank market maker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

Offsetting of Derivative Assets
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,203,954	$(6,203,954)	$0
Futures contracts	Goldman Sachs	6,162,464	(6,162,464)	0
Forward currency contracts	Royal Bank of Scotland	52,468,667	(50,053,356)	2,415,311
Total derivatives		$64,835,085	$(62,419,774)	$2,415,311

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	2,415,311	0	0	2,415,311
Total	$2,415,311	$0	$0	$2,415,311

Offsetting of Derivative Liabilities
As of December 31, 2015
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,056,095	$(6,203,954)	$6,852,141
Futures contracts	Goldman Sachs	13,119,793	(6,162,464)	6,957,329
Forward currency contracts	Royal Bank of Scotland	50,053,356	(50,053,356)	0
Total derivatives		$76,229,244	$(62,419,774)	$13,809,470

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2015
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$6,852,141	$0	$(6,852,141)	$0
Goldman Sachs	6,957,329	0	(6,957,329)	0
Royal Bank of Scotland	0	0	0	0
Total	$13,809,470	$0	$(13,809,470)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (Unaudited)

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

Note 12.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2016 and December 31, 2015, the statements of operations and financial highlights for the three and nine months ended September 30, 2016 and 2015, and the statements of cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2016 and December 31, 2015, the results of operations and financial highlights for the three and nine months ended September 30, 2016 and 2015, and cash flows and changes in unitholders' capital (Net Asset Value) for the nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, the aggregate capitalization of the Trust was $840,515,179 with Series A, Series B and Series W comprising $651,431,207, $114,590,847 and $74,493,125, respectively, of the total. The Net Asset Value per Unit was $2,672.06 for Series A, $2,879.99 for Series B, and $2,965.68 for Series W.

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

Results of Operations

The returns for Series A for the nine months ended September 30, 2016 and 2015 were (8.50)% and (5.76)%. The returns for Series B for the nine months ended September 30, 2016 and 2015 were (8.16)% and (5.37)%, respectively. The returns for Series W for the nine months ended September 30, 2016 and 2015 were (7.28)% and (4.55)%, respectively.

2016 (For the Nine Months Ending September 30)

Of the (8.50)% year to date return for Series A, approximately (5.21)% was due to trading losses (before commissions) and approximately (3.92)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.63% due to investment income earned by Series A.

Of the (8.16)% year to date return for Series B, approximately (5.21)% was due to trading losses (before commissions) and approximately (3.58)% due to brokerage fees, management fees and operating costs, offset by approximately 0.63% due to investment income earned by Series B.

Of the (7.28)% year to date return for Series W, approximately (5.21)% was due to trading losses (before commissions) and approximately (2.70)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.63% due to investment income earned by Series W.

During the nine months ended September 30, 2016, the Trust accrued management fees in the amount of $26,035,552 and paid management fees in the amount of $26,315,570. No performance fees were accrued or paid during this period.

An analysis of the (5.21)% gross trading loss for the Trust for the nine months ended September 30, 2016 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.93)%
Currencies	(2.49)
Interest Rates	4.64
Stock Indices	(1.43)
(5.21)%

The Trust showed a gain during January as profits came from foreign exchange, interest rate, and commodity holdings while stock indexes provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains.  Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex.  Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called "BREXIT"). Interest rate positions provided additional gains to the Trust during January, particularly from the non-trend systems.  Long positioning on both long-dated and short-dated instruments experienced profits.  The sharp sell-off in global stock indexes fueled safe-haven buying in interest rate products.  In addition, ongoing dovish commentary from global central banks added to the upward price pressure.  In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative interest rate policy that fueled additional buying of global interest rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing.  Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains.  Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane.  Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China.  A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indexes showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.
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
The Trust showed a decline in April as losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering.  Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Trust.  Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower.  Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Trust during April.  Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses.  Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived "risk-on" environment.  A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets.  Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models.  Global equity indexes generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Foreign exchange positions added additional losses.  Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (the so-called BREXIT).

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
The Trust showed a profit in June as gains came from interest rate and commodity markets, while stock index and foreign exchange holdings produced some losses. Interest rate holdings had the largest positive impact on the monthly P&L with both trend following and non-trend systems showing gains.  Long positions across global interest rate markets showed strong profits, especially within Europe.  United Kingdom voters surprised and shocked markets worldwide with their decision to leave the European Union.  The so-called BREXIT sparked a risk-off reaction globally, with government bond futures among the largest beneficiaries, as investors accepted record low bond yields in multiple markets in exchange for the safety of government paper. Commodity positions from the trend models provided some additional gains.  Long positioning on the precious metals was one of the best performing sub-sectors.  The flight to safety triggered by the UK BREXIT vote along with dampened expectations of additional US FOMC interest rate hikes this year pushed gold and silver prices sharply higher.  The grains sub-sector contributed additional profits led by a long soybean holding which rose amid a bullish June crop report.  Short positioning on natural gas produced some offsetting losses as lower average inventories, as calculated by the US EIA, helped contribute to a short squeeze in that market. Stock index holdings produced some of the largest monthly losses with both the trend following and non-trend systems contributing.  Long global stock index exposure suffered from risk-off selling caused by the uncertainty that the UK BREXIT vote created.  In addition, a short position on the CBOE volatility index future produced losses amid the sharp spike in volatility due to the UK referendum. Foreign exchange positions showed some small losses during June.  Mixed FX positioning against the US dollar led to mostly offsetting gains and losses.  Profits were seen on a long Japanese yen position which strengthened in a flight-to safety trade.  Losses were produced by positioning on the Euro which saw choppy price action leading up to and after the surprising BREXIT decision.
The Trust showed a profit in July with gains from stock index, commodity, and interest rate markets, while foreign exchange holdings produced some small losses. Stock index holdings produced some of the largest monthly gains with both the trend following and non-trend systems contributing.  Global equity markets shook off the fear and uncertainty created by the UK's decision to leave the European Union and produced strong gains during July.  Long positioning within the Trust across global stock indexes benefitted from the higher prices with holdings in Australia, the UK, Canada, Germany, and Taiwan producing some of the best performance.  Generally better than expected Q2 earnings results, attractive dividend yields, and the expectation that global central banks will keep rates lower for longer all offset terror attacks, a coup attempt in Turkey, and uncertainty over the US presidential election. Commodity positions from both the trend and non-trend models provided some additional gains to the Trust.  Short positioning across the energy complex was profitable with both gasoline and WTI crude producing some of the best returns.  Inventory reports during the month showed that supply was plentiful leading to lower prices.  Precious metals added to gains within the sector as long positioning benefitted from a slightly weaker US dollar and ongoing accommodation from the US Federal Reserve.  Some offsetting losses were produced within the grain sub-sector.  A long position on soybeans suffered from weaker demand amid robust crop expectations. Interest rate holdings had a positive impact on the monthly P&L with trend following systems showing gains.  Long positioning on long-dated interest rate markets produced some of the best profits.  Holdings in Australia benefitted from an accommodative central bank that is grappling with persistently low inflation readings and uncertainty around the newly elected Prime Minister's effectiveness given his very narrow victory. Foreign exchange positioning produced small losses driven by non-trend following strategies.  Choppy price action and a mix of long and short positioning versus the US dollar led to the muted P&L within the FX sector overall.
Decline in August came from losses primarily in commodity, foreign exchange, and interest rate positions, while stock index positions closed the month flat. Commodity holdings from the trend models provided some of the largest losses to the Trust.  Positioning within the energy and precious metal sub-sectors caused a bulk of the damage.  Short positioning within the energy complex suffered from concerns that OPEC might try to rein in production at an informal meeting scheduled for September which helped fuel a short squeeze.  Long holdings on precious metals also caused losses as growing expectations for higher interest rates in the US led to a sell-off in both gold and silver.  The Trust did receive some offsetting gains from a short position on wheat which saw its price decline to a 10-year low on abundant supply. Foreign exchange positions from both trend following and non-trend following strategies also showed losses during August.  Some of the largest monthly losses were seen in the euro, Mexican peso, and Australian dollar (all versus the US dollar). Choppy price action in the euro and peso created a difficult environment for our systems to trade profitably.  A multi-month uptrend in the Aussie dollar produced losses when that currency experienced a price reversal beginning in the middle of the month. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Long positioning, especially within the US, suffered from a better than expected July US employment report released early in the month.  A growing stream of comments from US Federal Reserve members signaling their willingness to potentially raise interest rates at one of three remaining 2016 FOMC meetings also pressured interest rate markets lower, sending yields higher. Stock index P&L was relatively flat as a long position within Australia was hurt by a sell-off in the financial, mining, and telecommunication sectors.  Some offsetting gains were found in a long position within Hong Kong which rose in value on better than expected earnings and amid the news that the long-planned stock-trading link between Hong Kong and China was officially approved.
Losses across all asset classes leave the Trust lower in September as interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Uncertainty and nervousness over central bank interest rate decisions drove global fixed income prices lower in the first half of September as the US Federal Reserve, the Bank of Japan, and the European Central Bank all made intra-month policy announcements.  On balance, all three major central banks leaned more hawkish than expected, with the US FOMC indicating that one interest rate hike was likely before year-end.  The Trust was hurt by long positioning on long-dated markets, especially within Australia, the US, and the UK.  Commodity holdings from both non-trend and trend models provided additional losses.  A surprise announcement from OPEC that the cartel had agreed to some production cuts sent the crude complex sharply higher, hurting short positioning.  Oversold price bounces in corn and wheat hurt short positioning within the grains.  Some offsetting gains were seen in the softs and meats.  A continued trend higher in the price of sugar benefitted long positioning, while a drop in both hog and cattle prices was profitable for short holdings, as prices fell about 23% and 7%, respectively.  Stock index holdings added to the monthly losses as the non-trend systems struggled to successfully trade choppy global equity index markets. Global stocks sold off in the first half of the month following bond prices lower as yields rose.  Stocks then bounced once markets digested major central bank announcements, only to see prices fall on financial health concerns surrounding Deutsche Bank (DB).  Prices then rebounded when headlines turned more positive on the outlook for DB near month-end.  Foreign exchange positions from the non-trend following strategies showed small losses.  The non-trend systems failed to successfully navigate a very choppy environment for many major currencies.  Among the biggest P&L contributors, the Mexican peso produced gains, while the Canadian dollar and euro produced losses.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2016 and December 31, 2015 and the trading gains/losses by market category for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.62%	(5.93)%
Currencies	0.38%	(2.49)%
Interest Rates	0.64%	4.64%
Stock Indices	0.81%	(1.43)%
Aggregate/Total	1.62%	(5.21)%

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

Of the (8.50)% year to date return for Series A, approximately (5.21)% was due to trading losses (before commissions) and approximately (3.92)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.63% due to investment income earned by Series A.

Of the (8.16)% year to date return for Series B, approximately (5.21)% was due to trading losses (before commissions) and approximately (3.58)% due to brokerage fees, management fees and operating costs, offset by approximately 0.63% due to investment income earned by Series B.

Of the (7.28)% year to date return for Series W, approximately (5.21)% was due to trading losses (before commissions) and approximately (2.70)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.63% due to investment income earned by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2016 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2016.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition September 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three and Nine Months Ended September 30, 2016 and 2015, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2016 and 2015, (vi) Financial Highlights For the Three and Nine Months Ended September 30, 2016 and 2015, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 14, 2016	By:	/s/ G. William Andrews
G. William Andrews Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2016 and December 31, 2015, (ii) Statements of Financial Condition September 30, 2016 and December 31, 2015, (iii) Statements of Operations For the Three and Nine Months Ended September 30, 2016 and 2015, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2016 and 2015, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Nine Months Ended September 30, 2016 and 2015, (vi) Financial Highlights For the Three and Nine Months Ended September 30, 2016 and 2015, (vii) Notes to Financial Statements.