Form 10-K
period 2016-12-31
CAMPBELL FUND TRUST
filed 2017-03-29
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2016, there were 224,143.366 Series A Units, 36,691.856 Series B Units and 23,481.665 Series W Units of Beneficial Interest issued and outstanding.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business.	1-7

Item 1A.	Risk Factors.	7-20

Item 1B.	Unresolved Staff Comments.	21

Item 2.	Properties.	21

Item 3.	Legal Proceedings.	21

Item 4.	Mine Safety Disclosures.	21

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22

Item 6.	Selected Financial Data.	22-23

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24-38

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	39-43

Item 8.	Financial Statements and Supplementary Data.	44

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	44

Item 9A.	Controls and Procedures.	44

Item 9B.	Other Information.	44

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	45-47

Item 11.	Executive Compensation.	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	47

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	48

Item 14.	Principal Accounting Fees and Services.	48

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	49

Item 16.	Form 10-K Summary.	49

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

As of December 31, 2016, the aggregate capitalization of the Trust was $740,433,740 with Series A, Series B and Series W comprising $572,449,293, $101,127,802 and $66,856,645, respectively, of the total. The Net Asset Value per Unit was $2,553.94 for Series A, $2,756.14 for Series B, and $2,847.19 for Series W.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2016 is as follows: 17% to interest rates, 19% to foreign exchange, 31% to commodities, and 33% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Subscription Proceeds and Available Assets

The entire offering proceeds, without deductions, will be credited to the Trust's bank, brokerage and/or cash management accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust typically receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

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

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset backed securities.

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
The over-the-counter counterparty's execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker's charges, usually equal approximately 0.55% of the Trust's net assets.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT

Cash Manager and Custodian	Cash Management and Custody Fees
The Trust pays a combined annualized fee of approximately 0.075% per annum of the funds managed by the Cash Manager for cash management services, custodian fee, and fees associated with monitoring the Trust's cash management portfolio.

Other	Operating Expenses
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.15% of the Trust's net assets annually, although there is no limit on the amount of such expenses.

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
Recent CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client's OTC counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal ("notional") amount or quantity. The recently enacted Dodd Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") includes provisions that comprehensively regulate swap transactions for the first time, such as mandatory central clearing, and many foreign governmental authorities are in the process of contemplating similar regulatory intervention in the swap markets.  With respect to swaps cleared through a central counterparty, the Trust will be subject to daily "variation" and "initial" margin requirements set by the central clearing counterparty and the Trust's clearing member.  Cleared swaps are transacted through futures commission merchants ("FCMs") that are members of a clearinghouse with the clearinghouse serving as a central counterparty similar to transactions in futures contracts. The Trust posts initial and variation margin by posting collateral with its clearing member FCMs. Central clearing is expected to decrease counterparty risk and increase liquidity compared to bilateral swaps because central clearing interposes the central clearinghouse as the counterparty to each participant's swap. However, central clearing does not eliminate counterparty risk or illiquidity risk entirely. In addition, depending on the size of the Trust and other factors, the margin required by a clearing member from the Trust may be in excess of the amounts required to be posted by the Trust pursuant to the rules of the central clearinghouse and in excess of the collateral required to be posted by the Trust to support its obligations under a similar non-cleared bilateral swap. However, in September 2014, regulators proposed new rules imposing certain margin requirements, including minimums, on uncleared swaps in the near future, which, if adopted, could affect this comparison.

The SEC and the CFTC under Dodd-Frank also have the authority to require most liquid swaps, under their respective jurisdiction, to be traded and executed on trading facilities. The CFTC has already subjected certain kinds of swaps to this platform execution requirement and it is expected that additional swaps will become subject to this requirement in the future. It is not yet clear when the parallel SEC requirements will go into effect. Moving trading to an exchange-type system may increase market transparency and liquidity but may require the Trust to incur increased expenses to access the same types of swaps.  Rules adopted by the CFTC in 2012 also require centralized reporting of detailed information about many types of cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, these rules place potential additional administrative obligations on the Trust, and the safeguards established to protect anonymity may not function as expected.

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

Your Investment in the Trust Could Be Illiquid; Suspension of Trading

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

Low correlation also does not mean that the Trust will not always move in the same direction as stocks and bonds. There may be times when the Trust gains during the same periods when stocks and bonds gain and there also may be times when the Trust loses during periods when stocks and bonds lose. If the Trust performs in a manner that is correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Trust may have no gains to offset your losses from other investments.

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

Fixed-Income Investments Risks

The value of fixed-income securities in which the Trust may invest will change in response to fluctuations in interest rates. Except to the extent that values are independently affected by currency exchange rate fluctuations, when interest rates decline, the value of fixed-income securities generally can be expected to rise. Conversely, when interest rates rise, the value of fixed-income securities generally can be expected to decline. In addition, the fixed-income securities in which the Trust may invest may be subject to income risk, call risk, prepayment risk, extension risk, and/or credit risk, each of which could affect the fixed-income securities' value. Investments in lower rated or unrated fixed-income securities, while generally providing greater opportunity for gain and income than investments in higher rated securities, usually entail greater risk (including the possibility of default or bankruptcy of the issuers of such securities).

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

Futures and Forwards Trading is Highly Speculative and Volatile

Futures and forwards trading is speculative, and is not intended to be a complete investment program. Futures and forwards have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures and forwards trading is designed only for sophisticated investors who are able to bear the risk of capital loss. There can be no assurance that your account will achieve its investment objectives. Prospective investors are cautioned that they could lose all or substantially all of their investment. Prospective investors should understand that their account's performance can be volatile.

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

Forwards Trading and its Counterparty, Regulatory and Related Risks

The Trust may, but is not limited to, trade forward contracts in currencies. A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity or currency at a specified date in the future at a specified price and, therefore, is similar to a futures contract.

Forward contracts are not traded on exchanges; rather, banks (e.g., major money center investment banks) and dealers act as principals in these over-the-counter markets. Foreign exchange swaps and foreign exchange forwards, as well as bona fide spot foreign exchange transactions, are not subject to full regulation by the CFTC (including the clearing and platform execution mandates). Therefore, the Trust will not receive any benefit of CFTC regulation of its trading activities in excluded foreign exchange swaps and forward transactions.The Trust faces the risk of non-performance by its counterparties to forward contracts and such non-performance may cause some or all of its gains to remain unrealized.

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

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or net short speculative positions that any person or group of persons acting in concert may hold or control in any particular futures contracts.  Dodd-Frank significantly expands the CFTC's authority to impose position limits with respect to futures contracts, swaps that are economically equivalent to futures, and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2013, the CFTC proposed (a) a series of new speculative position limits with respect to futures, options on futures and swaps on 28 so-called "exempt commodities" (which includes most energy and metals contracts) and (b) aggregation requirements with respect to positions across accounts with common ownership or control. The CFTC's proposals are not yet finalized (or effective).  If the CFTC is successful in these proposals, the counterparties with which the Trust deals may further limit the size or duration of positions available to the Trust.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes.  The Trust could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Trust.

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

The SEC and CFTC will also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives trades became subject to these rules in 2014. It is not yet clear when the parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Trust decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to all of the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential additional regulatory requirements.

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

Swap Agreements

The Trust may enter into swap agreements.  Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular "notional amount."  Swaps may be subject to various types of risk, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty.  Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors.  Depending on their structure, swaps may increase or decrease the Trust's exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Trust's portfolio.  Swap agreements can take many different forms and are known by a variety of names. The Trust is not limited to any particular form of swap agreement if it determines that other forms are consistent with the Trust's investment objective and policies. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Trust, then the Trust must have sufficient cash availability to make such payments when due.  In addition, if a counterparty's creditworthiness declines, the value of the swap agreement would be likely to decline, potentially resulting in losses to the Trust. Dodd-Frank will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, Dodd-Frank's success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

These hedging techniques using swaps involve one or more of the following risks: (i) imperfect correlation between the performance and value of the instrument and the value of the Trust securities or other objective of Campbell & Company; (ii) possible lack of a secondary market for closing out a position in such instrument; (iii) losses resulting from interest rate, spread or other market movements not anticipated by Campbell & Company; (iv) the possible obligation to meet additional margin or other payment requirements, all of which could worsen the Trust's position; and (v) default or refusal to perform on the part of the counterparty with which the Trust trades. Furthermore, to the extent that any hedging strategy involves the use of over-the-counter swap transactions, such a strategy would be affected by implementation of the various regulations adopted pursuant to Dodd-Frank.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Trust

The global financial markets have in the past few years undergone pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.
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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2016, there were 5,198 Unitholders and 224,143.366 Units of Beneficial Interest outstanding in Series A, 366 Unitholders and 36,691.856 Units of Beneficial Interest outstanding in Series B, and 504 Unitholders and 23,481.665 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Total Assets	$774,793	$939,508	$771,758	$707,253	$455,952
Total Unitholders' Capital	740,434	928,081	748,010	700,105	447,606
Total Net Trading Gain (Loss) (includes brokerage commissions)	(82,812)	(18,089)	146,182	69,056	18,970
Net Income (Loss)	(111,115)	(64,565)	100,079	44,666	3,686

Net Income (Loss) Per Managing Operator and Other Unitholders' Unit*
Series A	(356.40)	(238.56)	396.43	176.50	(9.93)
Series B	(377.21)	(206.02)	407.50	273.28	49.51
Series W	(336.84)	(163.31)	537.90	224.46	64.73
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders' Unit
Series A	(366.47)	(209.95)	429.84	218.43	20.36
Series B	(379.71)	(207.47)	530.82	264.52	33.99
Series W	(351.30)	(171.60)	498.98	262.00	48.12
Weighted Average Number of Units Outstanding
Series A	244,644.947	214,825.352	166,969.696	129,417.758	72,692.611
Series B	40,919.198	45,553.446	56,725.207	67,435.246	77,715.396
Series W	25,201.596	24,073.255	20,026.066	15,124.169	8,657.809

*	Based on weighted average number of units outstanding during the year.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2016 and 2015.

	1st Qtr. 2016	2nd Qtr. 2016	3rd Qtr. 2016	4th Qtr. 2016
Total Net Trading Gain (Loss) (includes brokerage commissions)	$4,914	$(28,101)	$(30,405)	$(29,220)
Net Income (Loss)	(2,605)	(34,996)	(37,781)	(35,733)
Net Income (Loss) per Managing Operator and Other Unitholders' Unit *
Series A	(9.63)	(109.72)	(120.46)	(116.92)
Series B	(7.98)	(120.94)	(128.06)	(126.35)
Series W	3.96	(105.61)	(120.19)	(115.87)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders' Unit
Series A	(11.89)	(112.46)	(124.00)	(118.12)
Series B	(8.85)	(117.14)	(129.87)	(123.85)
Series W	1.11	(110.04)	(123.88)	(118.49)

Net Asset Value per Managing Operator and Other Unitholders' Unit at the End of the Period
Series A	2,908.52	2,796.06	2,672.06	2,553.94
Series B	3,127.00	3,009.86	2,879.99	2,756.14
Series W	3,199.60	3,089.56	2,965.68	2,847.19

Weighted Number of Outstanding Units Per Period
Series A	245,189.794	248,587.464	245,937.673	238,864.856
Series B	42,998.802	41,490.440	40,350.892	38,836.657
Series W	25,337.629	25,601.827	24,859.370	25,007.560

	1st Qtr. 2015	2nd Qtr. 2015	3rd Qtr. 2015	4th Qtr. 2015
Total Net Trading Gain (Loss) (includes brokerage commissions)	$75,481	$(133,574)	$39,141	$863
Net Income (Loss)	54,675	(141,542)	30,230	(7,928)
Net Income (Loss) per Managing Operator and Other Unitholders' Unit *
Series A	222.22	(519.28)	93.48	(25.98)
Series B	241.69	(522.15)	101.62	(27.10)
Series W	254.79	(513.70)	116.15	(15.34)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders' Unit
Series A	219.72	(490.51)	90.47	(29.63)
Series B	240.38	(520.88)	100.86	(27.83)
Series W	250.70	(516.46)	112.37	(18.21)

Net Asset Value per Managing Operator and Other Unitholders' Unit at the End of the Period
Series A	3,350.08	2,859.57	2,950.04	2,920.41
Series B	3,583.70	3,062.82	3,163.68	3,135.85
Series W	3,620.79	3,104.33	3,216.70	3,198.49

Weighted Number of Outstanding Units Per Period
Series A	168,673.522	202,381.525	243,138.560	245,107.798
Series B	46,755.341	46,210.926	45,544.115	43,703.400
Series W	23,121.039	23,984.328	24,739.511	24,448.140

*	Based on weighted average number of units outstanding during the period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Campbell Fund Trust (the "Trust") is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) which began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, LP, the managing operator of the Trust. Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies a nd commodities. The Trust is an actively managed account with speculative trading profits as its objective.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units.

As of December 31, 2016, the aggregate capitalization of the Trust was $740,433,740 with Series A, Series B and Series W comprising $572,449,293, $101,127,802 and $66,856,645, respectively, of the total. The Net Asset Value per Unit was $2,553.94 for Series A, $2,756.14 for Series B, and $2,847.19 for Series W.

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

The Trust records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gains (losses) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (i.e., forward contracts which are traded in the inter-bank market).

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

Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust's assets are deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

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

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.

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

Results of Operations

The returns for the years ended December 31, 2016, 2015 and 2014 for Series A were (12.55)%, (6.71)%, and 15.92%, Series B were (12.11)%, (6.21)%, and 18.87% and Series W were (10.98)%, (5.09)% and 17.38%, respectively.

The following is a discussion of the management and performance fees accrued and paid. During the years ended December 31, 2016, 2015, and 2014, the Trust accrued management fees in the amounts of $33,624,425, $33,963,706, and $25,242,187, respectively, and paid management fees in the amounts of $34,153,352, $33,383,399, and $25,039,394, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Trust accrued performance fees in the amounts of $0, $13,671,976 and $21,146,866, respectively, and paid performance fees in the amounts of $0, $30,518,362 and $4,304,051, respectively.

2016 (For the Year Ended December 31)

Of the (12.55)% return for year ended 2016 for Series A, approximately (8.19)% was due to trading losses (before commissions) and approximately (5.18)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A, offset by approximately 0.82% due to investment income .

Of the (12.11)% return for year ended 2016 for Series B, approximately (8.19)% was due to trading losses (before commissions) and approximately (4.74)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.82% due to investment income.

Of the (10.98)% return for year ended 2016 for Series W, approximately (8.19)% was due to trading losses (before commissions) and approximately (3.61)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.82% due to investment income.

An analysis of the (8.19)% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(11.69)%
Currencies	(0.74)
Interest Rates	3.30
Stock Indices	0.94
(8.19)%

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

The Trust declined in March due to losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March.  Short positioning across the petroleum complex suffered when those markets moved higher in response to an Organization of the Petroleum Exploring Countries (OPEC) announcement that the organization had scheduled a mid-April meeting to discuss output levels.  Natural gas shorts hurt the Trust as well as that product rallied amid larger than expected inventory draws.  Short holdings on the grain markets also led to losses with soybeans being one of the worst performers.  Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher.  Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses.  Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies.  A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L.  Price action during March was very choppy making it difficult for some systems to find and hold profitable trades.  The first half of the month saw fixed income prices chop lower as stock prices moved higher.  The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact.  Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks.  The Trust held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.

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

A decline in August came from losses primarily in commodity, foreign exchange, and interest rate positions, while stock index positions closed the month flat. Commodity holdings from the trend models provided some of the largest losses to the Trust.  Positioning within the energy and precious metal sub-sectors caused a bulk of the damage.  Short positioning within the energy complex suffered from concerns that OPEC might try to rein in production at an informal meeting scheduled for September which helped fuel a short squeeze.  Long holdings on precious metals also caused losses as growing expectations for higher interest rates in the US led to a sell-off in both gold and silver.  The Trust did receive some offsetting gains from a short position on wheat which saw its price decline to a 10-year low on abundant supply. Foreign exchange positions from both trend following and non-trend following strategies also showed losses during August.  Some of the largest monthly losses were seen in the euro, Mexican peso, and Australian dollar (all versus the US dollar). Choppy price action in the euro and peso created a difficult environment for our systems to trade profitably.  A multi-month uptrend in the Aussie dollar produced losses when that currency experienced a price reversal beginning in the middle of the month. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Long positioning, especially within the US, suffered from a better than expected July US employment report released early in the month.  A growing stream of comments from US Federal Reserve members signaling their willingness to potentially raise interest rates at one of three remaining 2016 FOMC meetings also pressured interest rate markets lower, sending yields higher. Stock index P&L was relatively flat as a long position within Australia was hurt by a sell-off in the financial, mining, and telecommunication sectors.  Some offsetting gains were found in a long position within Hong Kong which rose in value on better than expected earnings and amid the news that the long-planned stock-trading link between Hong Kong and China was officially approved.
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

The Trust showed a decline in October as losses from commodity and interest rate holdings were only partially offset by gains within foreign exchange positions. Stock index positioning had little impact on the Trust during the month. Commodity holdings from both trend and non-trend models produced losses.  Short positions on corn and wheat suffered as prices rose due to stronger than expected export sales.  The trading systems experienced losses in natural gas amid choppy price action as the market weighed warmer-than-normal weather and a structural tightening of the supply-and-demand balance.  Long positioning on sugar saw losses as prices fell late in the month on improving growing conditions in Brazil.  Long holdings on precious metals were hurt by the stronger US dollar. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses.  Long positioning on long-dated interest rate markets within Europe experienced losses as prices fell during the month.  The European Central Bank (ECB) failed to announce an extension to their existing quantitative easing (QE) program which pushed prices lower across continental Europe.  Additional losses came from a long holding on the Australian 10-year note as that country's central bank indicated that a rate cut was further away than the market had been expecting which caused futures to decline. Foreign exchange positions, especially from the non-trend following strategies, produced some partially offsetting gains during October.  The US dollar was stronger across our universe of currencies.  Some of the best gains came from short positioning on the British pound, Swedish krona, and the euro (all versus the US dollar).  Expectations grew during the month that the US Federal Reserve was on-track to hike interest rates by the end of 2016 which helped lead to overall dollar strength. Stock index holdings had little impact on the Trust during the month. A mix of gains and losses across the global stock index market set produced mostly offsetting P&L which led to relatively flat performance from the asset class.

The Trust continued to showed a decline in November as losses came primarily from commodity holdings while interest rate, foreign exchange, and stock index positions had a muted impact on the Trust during the month. Commodity holdings produced some of the largest losses to the Trust.  Short positioning within the energy sub-sector was hurt in the second half of the month when OPEC confounded skeptics by securing its first production cut since 2008.  This action sent prices sharply higher across the complex.  Trend following strategies suffered in both coffee and sugar as long positions produced losses after prices for both commodities dropped due to higher supply expectations.  A short live cattle position produced losses as that market rallied amid firmer wholesale prices and supportive inventory data.  Some offsetting gains were found within the industrial metals sub-sector.  A long zinc position profited as the metal's price rose sharply, helped by tight supply and a pledge from US President-elect Trump to invest in infrastructure projects. Additional gains came from a short wheat holding which profited as prices dropped over 5% amid ample supply expectations. Foreign exchange positions produced some small losses during November.  A long position on the Mexican peso (versus the US dollar) negatively impacted the Trust when Donald Trump's unexpected presidential election victory sent that currency sharply lower amid fears over possible new protectionist policies. Interest rate holdings also produced small losses during the month.  Trend following systems with long look-backs were most negatively impacted as the Trump victory pushed long-end prices sharply lower as yields rose.  Bond markets began pricing in an expected Trump administration fiscal stimulus package, including increased infrastructure spending and tax cuts, which are viewed as inflationary. Stock index holdings produced flat results for the month.  Long positioning in North American Indices benefitted from the Trump victory as potential new infrastructure spending and a stronger US dollar helped shares rise in value. Offsetting losses were realized from long positioning in European indices.

The Trust advanced in December as gains came from stock index holdings while commodity positions produced partially offsetting losses, with five of the six sub-sectors traded showing declines.  Foreign exchange and interest rate positions had little overall impact on the Trust during the month. Global stock index holdings contributed the best gains to the Trust during December.  Long positioning on European indexes produced some of the largest gains for the sector.  During the month, the European Central Bank (ECB) gave a boost to equities when they extended their quantitative easing program.  A calming of events within Italy around their political leadership and their ongoing banking crisis also helped markets.  Additional gains came from the US, Canada, and Australia as those markets continued to benefit from expectations of reflationary policies from President-elect Trump and his incoming administration. Commodity holdings produced the largest offsetting losses to the Trust.  Long positioning on copper and zinc incurred losses amid profit-taking after the recent run-up in prices driven by better Chinese economic growth and the Trump effect.  A short lean hog holding suffered as that market rallied amid solid export activity and a lowered US production projection from the USDA.  A short on natural gas produced losses when prices moved higher amid colder temperatures and below normal inventory stockpiles.  Some small offsetting gains were found in a short cocoa position which fell amid higher production in Ivory Coast, driving prices to over 3-1/2 year lows. Interest rate holdings produced small profits for the Trust during December.  Long positioning on the German 10-year note was one of the best performing markets, helped by the extension of stimulus from the ECB. Foreign exchange holdings had little impact on the Trust P&L during the month.  Mixed positioning across the currencies traded led to mostly offsetting gains and losses leading to the muted impact overall.

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

Offsetting gains and losses left the Trust slightly lower in April as profits from commodities, and to a lesser extent from interest rates, were offset by losses from foreign exchange and stock index holdings. Some of the largest losses during April came from foreign exchange positions. The non-trend strategies produced the bulk of the declines while trend strategies showed some gains in the sector. The non-trend strategies struggled with price action that was not favorable for the underlying model signals. The Trust was short Japanese Yen when the US Fed minutes dampened bets that US policy makers were moving towards raising interest rates, causing the Yen to appreciate. Trend following strategies profited from a long position on the British Pound, which rose to multi-year highs. Stock index positions also produced losses within the non-trend strategies while the trend following programs showed some offsetting gains. The non-trend models were positioned long the Japanese Nikkei index when the Bank of Japan disappointed markets with no new stimulus, causing a sell-off in Japanese equities. The German DAX index also contributed to losses as the non-trend strategies built long exposure, only to see the index trade lower as renewed Ukrainian/Russian unrest rattled investors. Commodity positions produced the best gains seen during the month as both non-trend and trend strategies produced profits. Nickel was a strong performer for the Trust as it trended higher throughout the month. Indonesia's ongoing export ban and Ukrainian unrest helped to push the metal to a 14-month high. Gains also came from long coffee holdings, which rose on Brazilian production concerns. Natural gas was another market that produced solid gains, especially within the non-trend programs. Cool spring temperatures and inventory concerns led to the rise in prices. Interest rate holdings added to gains during April. Losses from short holdings on short-dated instruments were more than offset by gains from long positions on long-dated instruments. A combination of pockets of softer economic data linked with the civil unrest in Eastern Europe helped to propel prices higher during the month.

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

Interest rate and foreign exchange positions led the Trust to strong gains in August. Profits from interest rates, foreign exchange, and stock indices were only slightly offset by small losses in commodities. The largest gains for August came from long positioning on long-dated interest rate markets driven by trend following strategies. The largest profits were found within Europe and the United States. An escalation of geopolitical tension in Ukraine, Syria, and the Gaza Strip provided a safe-haven buying tailwind. Weaker economic data in Europe, especially within Germany, and a dovish speech by ECB President Draghi provided an additional boost to rate markets. Smaller profits were seen in Canada, Japan, and Australia. Foreign exchange holdings produced additional gains from both trend and non-trend strategies. Some of the best performing FX holdings were short positions on the Euro and Japanese Yen both versus the U.S. Dollar. The Dollar outperformed most of its G10 peers during the month as better than expected U.S. economic data and commentary from FOMC officials continued to point toward a hawkish future change in interest rate guidance. Meanwhile central banks in Europe and Japan continued to beat a dovish drum which acted to weaken those currencies versus the Dollar. Long stock index positioning tacked on additional gains. Positions within the U.S. and Taiwan were among the best performing holdings. Improving U.S. economic growth and bullish merger and acquisition activity helped propel some U.S. indexes to record levels. The index in Taiwan was helped by strong rallies in semiconductor and electronic component shares. Commodity holdings created small losses during August. Gains from short positioning across the energy complex were more than offset by losses from various holdings within the industrial metal, grain, and meat sub-sectors. Near-term trend reversals within copper, zinc, wheat, and cattle contributed to the offsetting losses.

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

The Trust continued to show strong gains during October as profits from interest rate, commodity, and foreign exchange positions were somewhat offset by losses on stock index holdings. The largest gains for October came from long global interest rate positions. Global growth fears gripped markets early in the month and drove fixed income products higher. Persistent economic weakness across Europe and Asia sparked concerns that the U.S. economic recovery could be negatively impacted. Sharply falling energy prices also created concern over deflationary pressures which could keep U.S. interest rates lower for longer. Central banks in Japan and Sweden enacted additional easing measures during the month to fight slow growth and deflationary forces. Commodity positions, especially from the trend following strategies, were another source of profits during the month. Short energy exposure was one of the best performing sub-sectors. Abundant U.S. supplies linked with falling global demand pushed the energy complex lower. Short positions on precious metals also added to gains as a stronger U.S. dollar and a dampening of geopolitical and Ebola fears caused a sell-off in gold and silver. Grains were the worst performing commodity sub-sector during October. Short positioning from the trend following strategies on corn and wheat was hurt by market short covering which pushed prices higher, reversing the recent multi-month downtrend. Foreign exchange contributed small gains. Long U.S. dollar positioning versus the Japanese yen and the euro proved profitable. Diverging central bank policy paths created fresh opportunities for the strategies during October. Stock index positioning, from both trend and non-trend strategies, experienced the largest offsetting losses during the month. Global long holdings early in October suffered from the global stock sell-off. Energy stocks led indexes lower as over-supply and a lack of global demand caused a rout in physical energy prices. Stock index prices bounced during the second half of the month, but by then the strategies had reduced long positioning and were in a more defensive posture in equities overall.

Gains across all major sectors led to a profitable November for the Trust. The largest gains for November came from long global interest rate positions within the trend-following program. Global central banks were again in focus as the European Central Bank head Draghi gave his strongest statements yet that the bank could begin a US-style quantitative easing program in the near future. Additional stimulus is also expected from the Japanese central bank as they continue their long battle over slow growth and deflationary forces. Commodity positions were another source of profits during the month. Short energy exposure was the best performing sub-sector and dominated positive P&L within the sector overall. Both trend following and non-trend following strategies contributed to the energy gains. The downtrend in prices within the crude complex continued during November. The sell-off accelerated late in the month when OPEC announced that they would not cut production to address the sharply lower prices seen over the past several months. The worst performing sub-sector was industrial metals where non-trend strategies showed most of the losses. Long positioning on zinc and aluminum suffered as Chinese growth concerns linked with low global demand pushed the metals lower. Foreign exchange contributed additional gains to the Trust. Long US dollar positioning versus the Japanese yen proved profitable. Falling Japanese inflation and some weaker than expected economic reports weakened the yen significantly versus the US dollar. Stock index positioning, from both trend and non-trend strategies, proved profitable during the month. Global long holdings rose as major central banks, namely within China, Europe, and Japan, continued to provide, or gave indications that they would provide, additional stimulus.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2016, 2015 and 2014 and the trading gains/losses by market category for the years then ended.

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.60%	(11.69)%
Currencies	0.58%	(0.74)%
Interest Rates	0.22%	3.30%
Stock Indices	0.81%	0.94%
Aggregate/Total	1.43%	(8.19)%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the year ended December 31, 2016.

Of the (12.55)% return for year ended 2016 for Series A, approximately (8.19)% was due to trading losses (before commissions) and approximately (5.18)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A, offset by approximately 0.82% due to investment income .

Of the (12.11)% return for year ended 2016 for Series B, approximately (8.19)% was due to trading losses (before commissions) and approximately (4.74)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.82% due to investment income.

Of the (10.98)% return for year ended 2016 for Series W, approximately (8.19)% was due to trading losses (before commissions) and approximately (3.61)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.82% due to investment income.

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

Of the 18.87% return for year ended 2014 for Series B, approximately 24.90% was due to trading gains (before commissions) and approximately 0.28% due to investment income, offset by approximately (6.31)% due to brokerage fees, management fees and operating costs borne by Series B.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2016 by market sector.

Currencies

The Trust's currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

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

Energy

The Trust's primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, palladium, platinum, silver and zinc.

Agricultural

The Trust's agricultural exposure is to fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of December 31, 2016.

Foreign Currency Balances

The Trust's primary foreign currency balances are in Australian Dollar, British Pound, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

Management assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2016. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Trust's internal control over financial reporting was effective.

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

Heidi L. Kaiser, born in 1975, joined Campbell & Company in May 2006 and is currently the Deputy General Counsel, Chief Compliance Officer, and Anti-Money Laundering Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, an SEC registered investment adviser, a wholly-owned subsidiary of Campbell & Company, and a registered commodity trading advisor. Ms. Kaiser also serves in this capacity for Campbell Financial Services, LLC, an SEC registered broker-dealer and FINRA member, and served in this capacity for The Campbell Multi-Strategy Trust, a registered investment company, until May 2015.  Ms. Kaiser is involved in all aspects of legal affairs, compliance and regulatory oversight.  Ms. Kaiser oversees the Legal, Compliance, and Audit teams.  From April 2006 to August 2013, Ms. Kaiser was the Deputy General Counsel, Director of Compliance and Anti-Money Laundering Officer for Campbell & Company.  From November 1998 to April 2006, Ms. Kaiser was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Vice President and Counsel for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  While at DBSI, she represented the firm and its employees in securities litigation and NASD (n/k/a FINRA) and NYSE arbitrations.  Ms. Kaiser is a member of the Bar of the State of Maryland.  Ms. Kaiser became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective August 13, 2014 and August 12, 2014, respectively.

Joseph D. Kelly, born in 1970,  joined Campbell & Company in September 2016 as Managing Director of the Client Solutions Group of Campbell & Company, a registered commodity trading advisor, and its wholly owned subsidiary Campbell & Company Investment Adviser LLC, an SEC registered investment adviser, since October 2016. In this capacity, Mr. Kelly is responsible for overseeing the institutional sales and consultant relations efforts.  Prior to joining Campbell & Company, Mr. Kelly held leadership roles at several alternative asset management firms.  Previously, he served as the head of alternative strategies covering liquid and private markets for Russell Investments' Americas Institutional business.  From 2005 – 2010, Mr. Kelly was the head of global business development at Rotella Capital Management, a Seattle-based CTA, where he worked with diversified trend, short-term, and emerging manager strategies. Earlier in his career, Mr. Kelly worked for the Hull Group as a Senior Derivatives Trader and was also the founder and EVP of fintech firm, iOptions Group, LLC. Joe holds a B.A. in International Relations from University of Pennsylvania.  Mr. Kelly became listed as a Principal of Campbell & Company, LP and of Campbell & Company Investment Adviser LLC effective October 28, 2016 and November 4, 2016, respectively. Mr. Kelly became registered as an Associated Person and NFA Associated Member of Campbell & Company, LP effective October 28, 2016 and October 17, 2016, respectively. Additionally, Mr. Kelly became registered as an Associated Person and NFA Associated Member of Campbell & Company Investment Adviser LLC effective November 4, 2016.

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

John R. Radle, born in 1967, joined Campbell & Company in June 2005 and was appointed Director of Trading in October 2012 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, an SEC registered investment adviser, in June 2013. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010 and Manager - Equity & Rule-Based Execution from December 2010 to October 2012. Mr. Radle is a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Prior to joining Campbell, Mr. Radle worked as a position trader/market-maker for Wachovia Securities from 2003 to 2005 and he held the same role at Deutsche Bank Alex Brown from 1994 through 2003. Mr. Radle started his trading career on the buy-side in 1989 at mutual fund manager American Capital where he traded equities, options, and convertible bonds. Mr. Radle holds a BBA in Finance from Texas Christian University in Fort Worth, TX. He also holds an MBA from Johns Hopkins University in Baltimore, MD. Mr. Radle became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 6, 2013. Mr. Radle became registered as a NFA Associated Member and Associated Person effective November 5, 2007.

Darvin N. Sterner, born in 1971, joined Campbell & Company in 1999 and was appointed Director of Private Wealth Distribution in May 2013 of Campbell & Company, a registered commodity trading advisor, and its wholly-owned subsidiary Campbell & Company Investment Adviser LLC, an SEC registered investment adviser. In this capacity, Mr. Sterner oversees Campbell & Company's private wealth sales distribution. Since March 2007, Mr. Sterner has served as Vice President - National Sales Manager. He was also the Regional Sales Manager from January 2000 to March 2007. Mr. Sterner holds a B.A. in Business Administration from Towson University. Mr. Sterner became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 7, 2013. Mr. Sterner became registered as a NFA Associated Member and Associated Person effective April 16, 2002 and May 17, 2002, respectively.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the "audit committee expert" because no member of the Audit Committee ("Committee") individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2016, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2016, Campbell & Company did not own any Series A, Series B or Series W Units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2016 and 2015 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust's annual financial statements, for review of financial statements included in the Trust's Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2016 and 2015 were $218,095 and $162,500, respectively.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2016 and 2015, (ii) Statements of Financial Condition December 31, 2016 and 2015, (iii) Statements of Operations For the Years Ended December 31, 2016, 2015 and 2014, (iv) Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014, (v) Statements of Changes in Partners' Capital (Net Asset Value) For the Years Ended December 31, 2016, 2015 and 2014, (vi) Financial Highlights For the Years Ended December 31, 2016, 2015 and 2014, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant's Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant's Form 10-Q filed on May 15, 2014.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2017.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 29, 2017.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

THE CAMPBELL FUND TRUST

ANNUAL REPORT
December 31, 2016

THE CAMPBELL FUND TRUST

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	53

Financial Statements

Condensed Schedules of Investments December 31, 2016 and 2015	54-57

Statements of Financial Condition December 31, 2016 and 2015	58

Statements of Operations For the Years Ended December 31, 2016, 2015 and 2014	59

Statements of Cash Flows For the Years Ended December 31, 2016, 2015 and 2014	60

Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2016, 2015 and 2014	61-63

Financial Highlights For the Years Ended December 31, 2016, 2015 and 2014	64-66

Notes to Financial Statements	67-77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of
The Campbell Fund Trust:

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the "Trust"), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, cash flows, changes in unitholders' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Campbell Fund Trust as of December 31, 2016 and 2015, the results of its operations, its cash flows, changes in its unitholders' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2017

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,611,823	2.38%
	Credit Cards	28,012,675	3.78%
	Equipment Loans	7,014,713	0.95%
	Utility Rate Reduction Bonds	534,250	0.07%
	Total Asset Backed Securities (cost $53,229,950)	53,173,461	7.18%

	Bank Deposits
	United States
	Financials	17,509,052	2.36%
	Total Bank Deposits (cost $17,498,497)	17,509,052	2.36%

	Commercial Paper
	United States
	Communications	23,326,969	3.15%
	Consumer Discretionary	34,768,666	4.70%
	Consumer Staples	22,677,586	3.06%
	Energy	23,396,267	3.16%
	Financials	40,869,561	5.52%
	Health Care	256,986	0.03%
	Industrials	16,594,094	2.24%
	Technology	22,716,251	3.07%
	Utilities	52,230,470	7.06%
	Total Commercial Paper (cost $236,812,610)	236,836,850	31.99%

	Corporate Bonds
	United States
	Communications	21,324,029	2.88%
	Consumer Discretionary	39,099,282	5.28%
	Consumer Staples	13,192,652	1.78%
	Energy	6,546,165	0.88%
	Financials	137,353,497	18.55%
	Health Care	3,674,939	0.50%
	Industrials	13,305,487	1.80%
	Technology	25,685,314	3.47%
	Total Corporate Bonds (cost $260,093,678)	260,181,365	35.14%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$9,775,000	U.S. Treasury Bills Due 01/19/2017*	9,773,231	1.32%
$6,167,500	U.S. Treasury Bills Due 01/26/2017*	6,165,878	0.83%
$21,450,000	U.S. Treasury Bills Due 02/02/2017*	21,442,557	2.90%
$51,490,000	U.S. Treasury Bills Due 02/23/2017*	51,456,016	6.95%
$25,875,000	U.S. Treasury Bills Due 03/09/2017*	25,852,980	3.49%
$34,067,500	U.S. Treasury Bills Due 03/23/2017*	34,030,605	4.60%
	Total Government And Agency Obligations (cost $148,720,149)	148,721,267	20.09%

	Total Fixed Income Securities** (cost $716,354,884)	$716,421,995	96.76%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,602)	$2,602	0.00%
	Total Short Term Investments (cost $2,602)	$2,602	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
 CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(396,370)	(0.05)%
Energy	2,356,156	0.32%
Metals	(7,168,284)	(0.97)%
Stock indices	4,453,267	0.60%
Short-term interest rates	60,797	0.01%
Long-term interest rates	3,215,555	0.43%
Net unrealized gain (loss) on long futures contracts	$2,521,121	0.34%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$2,272,977	0.30%
Metals	1,001,440	0.14%
Stock indices	(506,008)	(0.07)%
Short-term interest rates	(546,481)	(0.07)%
Long-term interest rates	(1,070,963)	(0.14)%
Net unrealized gain (loss) on short futures contracts	$1,150,965	0.16%

Net unrealized gain (loss) on open futures contracts	$3,672,086	0.50%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$(6,430,009)	(0.87)%
Various short forward currency contracts	12,317,344	1.67%
Net unrealized gain (loss) on open forward currency contracts	$5,887,335	0.80%

*	Pledged as collateral for the trading of futures and forward positions.

**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $101,425,730 deposited with the futures brokers and $47,295,537 deposited with the interbank market maker.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Equity in futures broker trading accounts
Cash	$43,175,245	$99,353,162
Restricted cash	0	8,747,696
Fixed income securities (cost $101,421,620 and $124,998,065, respectively)	101,425,730	124,988,790
Net unrealized gain (loss) on open futures contracts	3,672,086	(13,809,470)
Total equity in futures broker trading accounts	148,273,061	219,280,178

Cash	4,436,352	5,183,930
Short term investments (cost $2,602 and $2,104, respectively)	2,602	2,104
Fixed income securities (cost $614,933,264 and $712,173,710, respectively)	614,996,265	711,565,285
Net unrealized gain (loss) on open forward currency contracts	5,887,335	2,415,311
Interest receivable	1,197,436	1,061,401
Total assets	$774,793,051	$939,508,209

LIABILITIES
Accounts payable	$404,933	$406,928
Management fee payable	2,453,064	2,981,991
Service fee payable	14,678	16,452
Accrued commissions and other trading fees on open contracts	80,709	160,693
Offering costs payable	277,873	332,313
Redemptions payable	31,128,054	7,528,426
Total liabilities	34,359,311	11,426,803

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 224,143.366 and 243,788.567 units outstanding at December 31, 2016 and December 31, 2015	572,449,293	711,962,948
Series B Units - Redeemable
Other Unitholders - 36,691.856 and 43,230.672 units outstanding at December 31, 2016 and December 31, 2015	101,127,802	135,564,706
Series W Units - Redeemable
Other Unitholders - 23,481.665 and 25,184.916 units outstanding at December 31, 2016 and December 31, 2015	66,856,645	80,553,752
Total unitholders' capital (Net Asset Value)	740,433,740	928,081,406

Total liabilities and unitholders' capital (Net Asset Value)	$774,793,051	$939,508,209

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(88,065,717)	$340,193	$79,711,284
Change in unrealized	17,481,556	(39,036,962)	9,490,480
Brokerage commissions	(4,310,137)	(4,557,805)	(3,789,889)
Net gain (loss) from futures trading	(74,894,298)	(43,254,574)	85,411,875

Forward currency trading gains (losses)
Realized	(11,085,816)	37,741,248	50,035,866
Change in unrealized	3,472,024	(12,222,309)	10,996,334
Brokerage commissions	(304,334)	(353,692)	(261,758)
Net gain (loss) from forward currency trading	(7,918,126)	25,165,247	60,770,442

Total net trading gain (loss)	(82,812,424)	(18,089,327)	146,182,317

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,418,588	3,551,213	2,146,716
Realized gain (loss) on fixed income securities	107,699	25,591	11,146
Change in unrealized gain (loss) on fixed income securities	684,811	(604,806)	(339,869)
Total investment income	7,211,098	2,971,998	1,817,993

Expenses
Management fee	33,624,425	33,963,706	25,242,187
Service fee	178,909	194,740	160,045
Performance fee	0	13,671,976	21,146,866
Operating expenses	1,710,175	1,617,501	1,372,277
Total expenses	35,513,509	49,447,923	47,921,375

Net investment income (loss)	(28,302,411)	(46,475,925)	(46,103,382)

NET INCOME (LOSS)	$(111,114,835)	$(64,565,252)	$100,078,935

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT
(based on weighted average number of units outstanding during the year)
Series A	$(356.40)	$(238.56)	$396.43

Series B	$(377.21)	$(206.02)	$407.50

Series W	$(336.84)	$(163.31)	$537.90

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT
Series A	$(366.47)	$(209.95)	$429.84

Series B	$(379.71)	$(207.47)	$530.82

Series W	$(351.30)	$(171.60)	$498.98

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	244,644.947	214,825.352	166,969.696

Series B	40,919.198	45,553.446	56,725.207

Series W	25,201.596	24,073.255	20,026.066

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$(111,114,835)	$(64,565,252)	$100,078,935
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(21,638,391)	51,864,077	(20,146,945)
(Increase) decrease in restricted cash	8,747,696	(1,428,313)	(7,319,383)
(Increase) decrease in interest receivable	(136,035)	(197,234)	51,571
Increase (decrease) in accounts payable and accrued expenses	(612,680)	(16,037,728)	16,981,895
Purchases of investments	(9,852,681,085)	(11,769,518,965)	(14,402,747,311)
Sales/maturities of investments	9,973,497,478	11,557,527,491	14,403,372,547

Net cash from (for) operating activities	(3,937,852)	(242,355,924)	90,271,309

Cash flows from (for) financing activities
Addition of units	75,845,164	310,156,598	129,763,627
Redemption of units	(124,994,606)	(58,044,299)	(179,621,277)
Offering costs paid	(3,838,201)	(3,607,505)	(2,475,357)
Net cash from (for) financing activities	(52,987,643)	248,504,794	(52,333,007)

Net increase (decrease) in cash	(56,925,495)	6,148,870	37,938,302

Unrestricted cash
Beginning of year	104,537,092	98,388,222	60,449,920

End of year	$47,611,597	$104,537,092	$98,388,222

End of year cash consists of:
Cash in futures broker trading accounts	$43,175,245	$99,353,162	$83,369,555
Cash	4,436,352	5,183,930	15,018,667

Total end of year cash	$47,611,597	$104,537,092	$98,388,222

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Unitholders' Capital - Series A
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2013	0.000	$0	171,039.145	$461,894,827	171,039.145	$461,894,827

Net income (loss)		0		66,191,112		66,191,112
Additions	0.000	0	43,134.857	112,029,576	43,134.857	112,029,576
Redemptions	0.000	0	(50,397.587)	(125,210,031)	(50,397.587)	(125,210,031)
Offering costs		0		(2,225,566)		(2,225,566)
Balances at December 31, 2014	0.000	0	163,776.415	512,679,918	163,776.415	512,679,918

Net income (loss)		(5,994)		(51,243,248)		(51,249,242)
Additions	14.925	50,000	93,972.418	295,828,508	93,987.343	295,878,508
Redemptions	(14.925)	(43,930)	(13,960.266)	(42,012,575)	(13,975.191)	(42,056,505)
Offering costs		(76)		(3,289,655)		(3,289,731)
Balances at December 31, 2015	0.000	0	243,788.567	711,962,948	243,788.567	711,962,948

Net income (loss)		0		(87,191,083)		(87,191,083)
Additions	0.000	0	22,978.707	65,157,679	22,978.707	65,157,679
Redemptions	0.000	0	(42,623.908)	(114,082,728)	(42,623.908)	(114,082,728)
Offering costs		0		(3,397,523)		(3,397,523)
Balances at December 31, 2016	0.000	$0	224,143.366	$572,449,293	224,143.366	$572,449,293

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series A

December 31, 2016	December 31, 2015	December 31, 2014
$2,553.94	$2,920.41	$3,130.36

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Unitholders' Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2013	0.000	$0	65,305.174	$183,670,839	65,305.174	$183,670,839

Net income (loss)		0		23,115,738		23,115,738
Additions	0.000	0	210.488	609,943	210.488	609,943
Redemptions	0.000	0	(18,210.514)	(49,240,247)	(18,210.514)	(49,240,247)
Balances at December 31, 2014	0.000	0	47,305.148	158,156,273	47,305.148	158,156,273

Net income (loss)		0		(9,384,721)		(9,384,721)
Additions	0.000	0	563.198	1,881,540	563.198	1,881,540
Redemptions	0.000	0	(4,637.674)	(15,088,386)	(4,637.674)	(15,088,386)
Balances at December 31, 2015	0.000	0	43,230.672	135,564,706	43,230.672	135,564,706

Net income (loss)		(915)		(15,434,021)		(15,434,936)
Additions	0.000	0	104.514	314,572	104.514	314,572
Redemptions	(19.003)	(55,085)	(6,624.327)	(19,261,455)	(6,643.330)	(19,316,540)
Transfers	19.003	56,000	(19.003)	(56,000)	0.000	0
Balances at December 31, 2016	0.000	$0	36,691.856	$101,127,802	36,691.856	$101,127,802

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B

December 31, 2016	December 31, 2015	December 31, 2014
$2,756.14	$3,135.85	$3,343.32

See Accompanying Notes to Financial Statements.

 THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Series W - Other Unitholders		Trust
	Units	Amount	Total Amount
Balances at December 31, 2013	18,995.779	$54,538,929	$700,104,595

Net income (loss)		10,772,085	100,078,935
Additions	5,637.980	16,902,016	129,541,535
Redemptions	(1,734.104)	(4,752,031)	(179,202,309)
Offering costs		(287,171)	(2,512,737)
Balances at December 31, 2014	22,899.655	77,173,828	748,010,019

Net income (loss)		(3,931,289)	(64,565,252)
Additions	3,685.873	12,244,650	310,004,698
Redemptions	(1,400.612)	(4,530,504)	(61,675,395)
Offering costs		(402,933)	(3,692,664)
Balances at December 31, 2015	25,184.916	80,553,752	928,081,406

Net income (loss)		(8,488,816)	(111,114,835)
Additions	3,367.912	10,372,913	75,845,164
Redemptions	(5,071.163)	(15,194,966)	(148,594,234)
Offering costs		(386,238)	(3,783,761)
Balances at December 31, 2016	23,481.665	$66,856,645	$740,433,740

Net Asset Value per Other Unitholders' Unit - Series W

December 31, 2016	December 31, 2015	December 31, 2014
$2,847.19	$3,198.49	$3,370.09

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following information presents per unit operating performance data and other supplemental financial data for Series A for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.
	Series A
	2016	2015	2014
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,920.41	$3,130.36	$2,700.52

Income (loss) from operations:
Total net trading gains (losses) (1)	(258.85)	(32.67)	646.22
Net investment income (loss)(1)	(93.73)	(161.97)	(203.05)

Total net income (loss) from operations	(352.58)	(194.64)	443.17

Offering costs (1)	(13.89)	(15.31)	(13.33)

Net asset value per unit at end of year	$2,553.94	$2,920.41	$3,130.36

Total Return	(12.55)%	(6.71)%	15.92%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.21%	4.16%	4.24%
Performance fee	0.00%	1.43%	3.71%

Total expenses	4.21%	5.59%	7.95%

Net investment income (loss) (2)	(3.38)%	(3.83)%	(3.97)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following information presents per unit operating performance data and other supplemental financial data for Series B for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.

	Series B
	2016	2015	2014
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,135.85	$3,343.32	$2,812.50

Income (loss) from operations:
Total net trading gains (losses) (1)	(278.73)	(19.56)	678.47
Net investment income (loss)(1)	(100.98)	(187.91)	(147.65)

Total net income (loss) from operations	(379.71)	(207.47)	530.82

Net asset value per unit at end of year	$2,756.14	$3,135.85	$3,343.32

Total Return	(12.11)%	(6.21)%	18.87%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	4.22%	4.22%	4.27%
Performance fee	0.00%	1.86%	1.42%

Total expenses	4.22%	6.08%	5.69%

Net investment income (loss) (2)	(3.39)%	(3.87)%	(3.98)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following information presents per unit operating performance data and other supplemental financial data for Series W for the years ended December 31, 2016, 2015 and 2014. This information has been derived from information presented in the financial statements.
	Series W
	2016	2015	2014
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,198.49	$3,370.09	$2,871.11

Income (loss) from operations:
Total net trading gains (losses) (1)	(286.73)	(25.20)	704.29
Net investment income (loss)(1)	(49.24)	(129.66)	(190.97)

Total net income (loss) from operations	(335.97)	(154.86)	513.32

Offering costs (1)	(15.33)	(16.74)	(14.34)

Net asset value per unit at end of year	$2,847.19	$3,198.49	$3,370.09

Total Return	(10.98)%	(5.09)%	17.38%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	2.43%	2.43%	2.50%
Performance fee	0.00%	1.80%	4.46%

Total expenses	2.43%	4.23%	6.96%

Net investment income (loss) (2)	(1.61)%	(2.09)%	(2.23)%

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
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2016 and December 31, 2015, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,602	$0	$0	$2,602
Fixed income securities	0	716,421,995	0	716,421,995

Other Financial Instruments
Exchange-traded futures contracts	3,672,086	0	0	3,672,086
Forward currency contracts	0	5,887,335	0	5,887,335
Total	$3,674,688	$722,309,330	$0	$725,984,018

	Fair Value at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,104	$0	$0	$2,104
Fixed income securities	0	836,554,075	0	836,554,075

Other Financial Instruments
Exchange-traded futures contracts	(13,809,470)	0	0	(13,809,470)
Forward currency contracts	0	2,415,311	0	2,415,311
Total	$(13,807,366)	$838,969,386	$0	$825,162,020

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2016 and 2015.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2013 through 2016 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At December 31, 2016 and 2015, the amount of unreimbursed offering costs incurred by Campbell & Company is $1,221,734 and $2,643,803 for Series A units and $367,121 and $500,923 for Series W units, respectively.

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

I. Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for interim and annual reporting periods beginning after December 15, 2017. Management has evaluated the amendment and does not anticipate a material impact on the Trust's financial statement disclosures.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Note 4. ADMINISTRATOR

SEI Investments Global Fund Services was the Administrator of the Trust from August 1, 2012 through December 31, 2014. Northern Trust Hedge Fund Services LLC became the Administrator of the Trust effective January 1, 2015. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

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
DECEMBER 31, 2016

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. As of December 31, 2016, RBS was rated as investment grade by two of the three major rating agencies and rated at the top-tier of non-investment grade by the third rating agency. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the years ended December 31, 2016 and 2015, Campbell & Company received redemption fees of $26,060 and $39,435, respectively.

Note 10. TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Trust trades a portfolio focused on futures and forward contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy and agriculture values. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2016 and 2015 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2016 Fair Value	Liability Derivatives at December 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$5,066,010	$(3,189,403)	$1,876,607
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,494,222	(138,066)	2,356,156
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,118,907	(7,285,751)	(6,166,844)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	7,600,744	(3,653,485)	3,947,259
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	223,914	(709,598)	(485,684)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,543,933	(1,399,341)	2,144,592
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	16,315,362	(10,428,027)	5,887,335
Totals		$36,363,092	$(26,803,671)	$9,559,421

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2015 Fair Value	Liability Derivatives at December 31, 2015 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,246,840	$(3,186,075)	$1,060,765
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,219,147	(11,868,078)	(9,648,931)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,238,119	(6,370,930)	(4,132,811)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	974,091	(1,785,178)	(811,087)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	18,382	(765,703)	(747,321)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,669,840	(2,199,925)	469,915
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	52,468,667	(50,053,356)	2,415,311
Totals		$64,835,086	$(76,229,245)	$(11,394,159)

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2016, 2015 and 2014 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2016	Trading Gains/(Losses) for the Year Ended December 31, 2015	Trading Gains/(Losses) for the Year Ended December 31, 2014
Agriculture Contracts	$(25,091,142)	$(33,006,037)	$(3,629,992)
Energy Contracts	(54,329,350)	37,705,451	34,652,907
Metal Contracts	(24,369,040)	10,350,315	(12,091,323)
Stock Indices Contracts	5,292,507	(13,046,923)	(27,591,712)
Short-Term Interest Rate Contracts	(5,819,979)	(4,256,934)	(9,016,388)
Long-Term Interest Rate Contracts	33,870,114	(36,647,918)	106,877,778
Forward Currency Contracts	(7,613,792)	25,518,939	61,032,200
Total	$(78,060,682)	$(13,383,107)	$150,233,470

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2016	Trading Gains/(Losses) for the Year Ended December 31, 2015	Trading Gains/(Losses) for the Year Ended December 31, 2014
Futures trading gains (losses):
Realized**	$(87,928,446)	$134,916	$79,710,790
Change in unrealized	17,481,556	(39,036,962)	9,490,480
Forward currency trading gains (losses):
Realized	(11,085,816)	37,741,248	50,035,866
Change in unrealized	3,472,024	(12,222,309)	10,996,334
Total	$(78,060,682)	$(13,383,107)	$150,233,470

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the years ended December 31, 2016, 2015 and 2014, the monthly average of futures contracts bought and sold was approximately 94,200; 97,800 and 80,500, respectively, and the monthly average of notional value of forward currency contracts was $4,759,500,000; $5,176,100,000 and $5,462,200,000, respectively.

Open contracts generally mature within three months; as of December 31, 2016, the latest maturity date for open futures contracts is March 2018 and the latest maturity date for open forward currency contracts is March 2017. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2016 and 2015 was $148,721,267 and $209,330,696, respectively, which equals approximately 20% and 23% of Net Asset Value, respectively. The cash deposited with the interbank market maker at December 31, 2016 and 2015 was $63,587 and $147,386, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at December 31, 2016 and 2015 was restricted cash for margin requirements of $0 and $8,747,696, respectively, which equals approximately 0% and 1% of Net Asset Value, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,038,562	$(8,236,421)	$1,802,141
Futures contracts	Goldman Sachs	10,009,168	(8,139,223)	1,869,945
Forward currency contracts	Royal Bank of Scotland	16,315,362	(10,428,027)	5,887,335
Total derivatives		$36,363,092	$(26,803,671)	$9,559,421

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,802,141	$0	$0	$1,802,141
Goldman Sachs	1,869,945	0	0	1,869,945
Royal Bank of Scotland	5,887,335	0	0	5,887,335
Total	$9,559,421	$0	$0	$9,559,421

Offsetting of Derivative Liabilities
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,236,421	$(8,236,421)	$0
Futures contracts	Goldman Sachs	8,139,223	(8,139,223)	0
Forward currency contracts	Royal Bank of Scotland	10,428,027	(10,428,027)	0
Total derivatives		$26,803,671	$(26,803,671)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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