Form 10-Q
period 2017-03-31
CAMPBELL FUND TRUST
filed 2017-05-12
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________to  ________

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
Yes ☑No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑No ☐
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
Yes ☐No ☑

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2017 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value

	Asset Backed Securities
	United States
	Auto Loans	$16,428,157	2.38%
	Credit Cards	25,005,858	3.63%
	Equipment Loans	5,374,613	0.78%
	Utility Rate Reduction Bonds	534,337	0.08%
	Total Asset Backed Securities (cost $47,383,993)	47,342,965	6.87%

	Bank Deposits
	United States
	Financials	14,907,565	2.16%
	Total Bank Deposits (cost $14,904,586)	14,907,565	2.16%

	Commercial Paper
	United States
	Communications	16,648,368	2.42%
	Consumer Discretionary	21,234,719	3.08%
	Energy	18,986,554	2.75%
	Financials	8,211,094	1.19%
	Health Care	9,819,470	1.42%
	Industrials	2,547,620	0.37%
	Technology	32,560,882	4.72%
	Utilities	67,187,630	9.76%
	Total Commercial Paper (cost $177,200,585)	177,196,337	25.71%

	Corporate Bonds
	United Kingdom
	Energy (cost $4,909,109)	4,910,485	0.71%
	United States
	Communications	25,805,121	3.74%
	Consumer Discretionary	42,022,486	6.10%
	Consumer Staples	13,198,794	1.91%
	Energy	7,712,618	1.12%
	Financials	111,567,414	16.19%
	Health Care	3,671,601	0.53%
	Industrials	13,288,031	1.93%
	Technology	25,681,176	3.73%
	Total United States (cost $242,727,562)	242,947,241	35.25%
	Total Corporate Bonds (cost $247,636,671)	247,857,726	35.96%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$12,275,000	U.S. Treasury Bills Due 04/20/2017*	12,270,814	1.78%
$6,167,500	U.S. Treasury Bills Due 04/27/2017*	6,164,564	0.89%
$21,450,000	U.S. Treasury Bills Due 05/04/2017*	21,437,473	3.11%
$51,490,000	U.S. Treasury Bills Due 05/25/2017*	51,437,738	7.47%
$25,617,500	U.S. Treasury Bills Due 06/15/2017*	25,580,304	3.71%
$49,125,000	U.S. Treasury Bills Due 06/29/2017*	49,037,017	7.12%
	Total Government And Agency Obligations (cost $165,944,268)	165,927,910	24.08%
	Total Fixed Income Securities ** (cost $653,070,103)	$653,232,503	94.78%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $7,727)	$7,727	0.00%

	Total Short Term Investments (cost $7,727)	$7,727	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2017 (Unaudited)

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$185,055	0.03%
Energy	(9,529)	0.00%
Metals	(2,310,741)	(0.34)%
Stock indices	6,205,999	0.90%
Short-term interest rates	(7,478)	0.00%
Long-term interest rates	1,893,539	0.27%
Net unrealized gain (loss) on long futures contracts	$5,956,845	0.86%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$4,962,162	0.72%
Energy	(1,611,995)	(0.23)%
Metals	(340,275)	(0.05)%
Stock indices	(263,073)	(0.04)%
Short-term interest rates	(1,544,019)	(0.22)%
Long-term interest rates	(840,336)	(0.12)%
Net unrealized gain (loss) on short futures contracts	$362,464	0.06%
Net unrealized gain (loss) on open futures contracts	$6,319,309	0.92%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$3,463,036	0.50%
Various short forward currency contracts	(12,440,514)	(1.80)%
Net unrealized gain (loss) on open forward currency contracts	$(8,977,478)	(1.30)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $112,123,510 deposited with the futures brokers and $53,804,400 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,611,823	2.38%
	Credit Cards	28,012,675	3.78%
	Equipment Loans	7,014,713	0.95%
	Utility Rate Reduction Bonds	534,250	0.07%
	Total Asset Backed Securities (cost $53,229,950)	53,173,461	7.18%

	Bank Deposits
	United States
	Financials	17,509,052	2.36%
	Total Bank Deposits (cost $17,498,497)	17,509,052	2.36%

	Commercial Paper
	United States
	Communications	23,326,969	3.15%
	Consumer Discretionary	34,768,666	4.70%
	Consumer Staples	22,677,586	3.06%
	Energy	23,396,267	3.16%
	Financials	40,869,561	5.52%
	Health Care	256,986	0.03%
	Industrials	16,594,094	2.24%
	Technology	22,716,251	3.07%
	Utilities	52,230,470	7.06%
	Total Commercial Paper (cost $236,812,610)	236,836,850	31.99%

	Corporate Bonds
	United States
	Communications	21,324,029	2.88%
	Consumer Discretionary	39,099,282	5.28%
	Consumer Staples	13,192,652	1.78%
	Energy	6,546,165	0.88%
	Financials	137,353,497	18.55%
	Health Care	3,674,939	0.50%
	Industrials	13,305,487	1.80%
	Technology	25,685,314	3.47%
	Total Corporate Bonds (cost $260,093,678)	260,181,365	35.14%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$9,775,000	U.S. Treasury Bills Due 01/19/2017*	9,773,231	1.32%
$6,167,500	U.S. Treasury Bills Due 01/26/2017*	6,165,878	0.83%
$21,450,000	U.S. Treasury Bills Due 02/02/2017*	21,442,557	2.90%
$51,490,000	U.S. Treasury Bills Due 02/23/2017*	51,456,016	6.95%
$25,875,000	U.S. Treasury Bills Due 03/09/2017*	25,852,980	3.49%
$34,067,500	U.S. Treasury Bills Due 03/23/2017*	34,030,605	4.60%
	Total Government And Agency Obligations (cost $148,720,149)	148,721,267	20.09%
	Total Fixed Income Securities ** (cost $716,354,884)	$716,421,995	96.76%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $2,602)	$2,602	0.00%

	Total Short Term Investments (cost $2,602)	$2,602	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Unaudited)

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2017 AND DECEMBER 31, 2016 (Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Equity in futures broker trading accounts
Cash	$57,206,039	$43,175,245
Fixed income securities (cost $112,136,249 and $101,421,620, respectively)	112,123,510	101,425,730
Net unrealized gain (loss) on open futures contracts	6,319,309	3,672,086
Total equity in futures broker trading accounts	175,648,858	148,273,061

Cash	2,237,005	4,436,352
Short term investments (cost $7,727 and $2,602, respectively)	7,727	2,602
Fixed income securities (cost $540,933,854 and $614,933,264, respectively)	541,108,993	614,996,265
Net unrealized gain (loss) on open forward currency contracts	(8,977,478)	5,887,335
Interest receivable	737,306	1,197,436
Subscription receivable	150,000	0
Total assets	$710,912,411	$774,793,051

LIABILITIES
Accounts payable	$278,405	$404,933
Management fee payable	2,253,180	2,453,064
Service fee payable	0	14,678
Accrued commissions and other trading fees on open contracts	101,155	80,709
Offering costs payable	255,754	277,873
Redemptions payable	18,838,323	31,128,054
Total liabilities	21,726,817	34,359,311

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 209,449.881and 224,143.366 units outstanding at March 31, 2017 and December 31, 2016	531,610,193	572,449,293
Series B Units – Redeemable
Other Unitholders - 33,560.401 and 36,691.856 units outstanding at March 31, 2017 and December 31, 2016	92,039,630	101,127,802
Series W Units – Redeemable
Other Unitholders - 23,054.109 and 23,481.665 units outstanding at March 31, 2017 and December 31, 2016	65,535,771	66,856,645
Total unitholders' capital (Net Asset Value)	689,185,594	740,433,740
Total liabilities and unitholders' capital (Net Asset Value)	$710,912,411	$774,793,051

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
TRADING GAINS (LOSSES)	2017	2016
Futures trading gains (losses)
Realized	$20,430,798	$(32,239,870)
Change in unrealized	2,647,223	26,392,428
Brokerage commissions	(807,617)	(1,088,967)
Net gain (loss) from futures trading	22,270,404	(6,936,409)

Forward currency trading gains (losses)
Realized	(5,502,888)	14,240,299
Change in unrealized	(14,864,813)	(2,310,092)
Brokerage commissions	(39,234)	(79,768)
Net gain (loss) from forward currency trading	(20,406,935)	11,850,439

Total net trading gain (loss)	1,863,469	4,914,030

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,730,563	1,417,413
Realized gain (loss) on fixed income securities	20,699	0
Change in unrealized gain (loss) on fixed income securities	95,289	674,186
Total investment income	1,846,551	2,091,599
Expenses
Management fee	6,883,524	9,116,689
Service fee	25,238	48,587
Operating expenses	363,332	445,359
Total expenses	7,272,094	9,610,635
Net investment income (loss)	(5,425,543)	(7,519,036)
NET INCOME (LOSS)	$(3,562,074)	$(2,605,006)

NET INCOME (LOSS) PER OTHER UNITHOLDERS' UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(13.75)	$(9.63)
Series B	$(14.53)	$(7.98)
Series W	$(1.31)	$3.96

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS' UNIT
Series A	$(15.81)	$(11.89)
Series B	$(13.63)	$(8.85)
Series W	$(4.50)	$1.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	219,166.365	245,187.794
Series B	35,666.446	42,998.802
Series W	23,368.768	25,337.629

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(3,562,074)	$(2,605,006)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	12,122,301	(24,756,522)
(Increase) decrease in restricted cash	0	8,747,696
(Increase) decrease in interest receivable	460,130	415,637
Increase (decrease) in accounts payable and accrued expenses	(320,644)	(97,024)
Purchases of investments	(1,981,906,445)	(2,667,339,727)
Sales/maturities of investments	2,045,186,101	2,651,472,204
Net cash from (for) operating activities	71,979,369	(34,162,742)

Cash flows from (for) financing activities
Addition of units	7,412,865	33,746,006
Subscription deposits	0	126,400
Redemption of units	(66,759,141)	(19,522,288)
Offering costs paid	(801,646)	(1,016,463)
Net cash from (for) financing activities	(60,147,922)	13,333,655

Net increase (decrease) in cash	11,831,447	(20,829,087)

Unrestricted cash
Beginning of period	47,611,597	104,537,092
End of period	$59,443,044	$83,708,005

End of period cash consists of:
Cash in futures broker trading accounts	$57,206,039	$71,829,254
Cash	2,237,005	11,878,751
Total end of period cash	$59,443,044	$83,708,005

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series W - Other Unitholders		Trust
Three Months Ended March 31, 2017	Units	Amount	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2016	224,143.366	$572,449,293	36,691.856	$101,127,802	23,481.665	$66,856,645	$740,433,740
Net income (loss) for the three months ended March 31, 2017		(3,013,391)		(518,168)		(30,515)	(3,562,074)
Additions	2,337.333	5,930,020	14.356	40,002	561.528	1,592,843	7,562,865
Redemptions	(17,030.818)	(43,059,140)	(3,145.811)	(8,610,006)	(989.084)	(2,800,264)	(54,469,410)
Offering costs		(696,589)		0		(82,938)	(779,527)
Balances at March 31, 2017	209,449.881	$531,610,193	33,560.401	$92,039,630	23,054.109	$65,535,771	$689,185,594
Three Months Ended March 31, 2016
Balances at December 31, 2015	243,788.567	$711,962,948	43,230.672	$135,564,706	25,184.916	$80,553,752	$928,081,406
Net income (loss) for the three months ended March 31, 2016		(2,362,163)		(343,169)		100,326	(2,605,006)
Additions	10,097.935	30,057,458	0.000	0	1,131.778	3,688,548	33,746,006
Redemptions	(4,931.108)	(14,651,375)	(1,266.944)	(4,001,119)	(805.310)	(2,612,570)	(21,265,064)
Offering costs		(915,270)		0		(103,746)	(1,019,016)
Balances at March 31, 2016	248,955.394	$724,091,598	41,963.728	$131,220,418	25,511.384	$81,626,310	$936,938,326

Net Asset Value per Other Unitholders' Unit - Series A

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
$2,538.13	$2,553.94	$2,908.52	$2,920.41

Net Asset Value per Other Unitholders' Unit - Series B

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
$2,742.51	$2,756.14	$3,127.00	$3,135.85

Net Asset Value per Other Unitholders' Unit - Series W

March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
$2,842.69	$2,847.19	$3,199.60	$3,198.49

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended March 31,
	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,553.94	$2,920.41

Income (loss) from operations:
Total net trading gains (losses) (1)	7.57	16.54
Net investment income (loss) (1)	(20.20)	(24.70)

Total net income (loss) from operations	(12.63)	(8.16)

Offering costs (1)	(3.18)	(3.73)

Net asset value per unit at end of period	$2,538.13	$2,908.52

Total Return (4)	(0.62)%	(0.41)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.23%	4.21%
Performance fee (4)	0.00%	0.00%

Total expenses	4.23%	4.21%
Net investment income (loss) (2),(3)	(3.20)%	(3.33)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended March 31,
	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,756.14	$3,135.85

Income (loss) from operations:
Total net trading gains (losses) (1)	8.17	17.71
Net investment income (loss) (1)	(21.80)	(26.56)

Total net income (loss) from operations	(13.63)	(8.85)

Net asset value per unit at end of period	$2,742.51	$3,127.00

Total Return (4)	(0.49)%	(0.28)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.23%
Performance fee (4)	0.00%	0.00%

Total expenses	4.24%	4.23%

Net investment income (loss) (2),(3)	(3.20)%	(3.34)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended March 31,
	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,847.19	$3,198.49

Income (loss) from operations:
Total net trading gains (losses) (1)	8.50	17.84
Net investment income (loss) (1)	(9.45)	(12.64)

Total net income (loss) from operations	(0.95)	5.20

Offering costs (1)	(3.55)	(4.09)

Net asset value per unit at end of period	$2,842.69	$3,199.60

Total Return (4)	(0.16)%	0.03%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.36%	2.44%
Performance fee (4)	0.00%	0.00%

Total expenses	2.36%	2.44%

Net investment income (loss) (2),(3)	(1.33)%	(1.55)%

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

As a registrant with the Securities and Exchange Commission (the "SEC"), the Trust is subject to the regulatory requirements under the Securities Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the "futures brokers") and interbank market makers through which the Trust trades.

C.	Method of Reporting

The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust's management. Actual results may differ from these estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report Form 10-K filed with the SEC for the year ended December 31, 2016. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2017 and December 31, 2016, and for the periods ended March 31, 2017 and 2016, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	Fair Value at March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,727	$0	$0	$7,727
Fixed income securities	0	653,232,503	0	653,232,503

Other Financial Instruments
Exchange-traded futures contracts	6,319,309	0	0	6,319,309
Forward currency contracts	0	(8,977,478)	0	(8,977,478)
Total	$6,327,036	$644,255,025	$0	$650,582,061

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,602	$0	$0	$2,602
Fixed income securities	0	716,421,995	0	716,421,995

Other Financial Instruments
Exchange-traded futures contracts	3,672,086	0	0	3,672,086
Forward currency contracts	0	5,887,335	0	5,887,335
Total	$3,674,688	$722,309,330	$0	$725,984,018

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2017 or the year ended December 31, 2016.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At March 31, 2017, and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $912,977 and $1,221,734 for Series A units and $344,167 and $367,121 for Series W units, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

I.	Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Management has evaluated the amendment and does not anticipate a material impact on the Trust's financial statement disclosures.

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

Note 4. ADMINISTRATOR

Northern Trust Hedge Fund Services LLC serves as the Administrator of the Trust. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

Note 6. SERVICE FEE

Prior to March 1, 2017, the selling firms who sold Series W units received a monthly service fee equal to 1/12 of 0.25% of the month-end Net Asset Value (as defined) of the Series W units, totaling approximately 0.25% per year. Effective March 1, 2017, a monthly service fee will no longer be paid by the Series W units.

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. As of March 31, 2017, RBS was rated as investment grade by two of the three major rating agencies and rated at the top-tier of non-investment grade by the third rating agency. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month- ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month- end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2017 and 2016, Campbell & Company received redemption fees of $6,159 and $12,835, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2017 and December 31, 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2017 Fair Value	Liability Derivatives at March 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,309,347	$(1,162,130)	$5,147,217
Energy Contracts	Net unrealized gain (loss) on open futures contracts	21,621	(1,643,145)	(1,621,524)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,169,091	(6,820,107)	(2,651,016)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	9,553,445	(3,610,519)	5,942,926
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	8,452	(1,559,949)	(1,551,497)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,444,145	(1,390,942)	1,053,203
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,624,691	(23,602,169)	(8,977,478)
Totals		$37,130,792	$(39,788,961)	$(2,658,169)

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2017	Trading Gains/(Losses) for the Three Months Ended March 31, 2016
Agriculture Contracts	$(11,055,648)	$(14,015,771)
Energy Contracts	(15,569,615)	5,069,315
Metal Contracts	8,960,811	(13,349,306)
Stock Indices Contracts	53,742,969	(8,723,880)
Short-Term Interest Rate Contracts	(2,162,101)	882,809
Long-Term Interest Rate Contracts	(10,930,037)	24,130,367
Forward Currency Contracts	(20,367,701)	11,930,207
Total	$2,618,678	$5,923,741

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2017	Trading Gains/(Losses) for the Three Months Ended March 31, 2016
Futures trading gains (losses):
Realized**	$20,339,156	$(32,398,894)
Change in unrealized	2,647,223	26,392,428
Forward currency trading gains (losses):
Realized	(5,502,888)	14,240,299
Change in unrealized	(14,864,813)	(2,310,092)
Total	$2,618,678	$5,923,741

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended March 31, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 66,700 and 92,900, respectively, and the monthly average of notional value of forward currency contracts was $2,765,000,000 and $5,307,900,000, respectively.

Open contracts generally mature within twelve months; as of March 31, 2017, the latest maturity date for open futures contracts is June 2018 and the latest maturity date for open forward currency contracts is June 2017. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

Under the terms of the ISDA Agreement with RBS, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non- defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2017 and December 31, 2016 was $165,927,910 and $148,721,267, respectively, which equals 24% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market maker at March 31, 2017 and December 31, 2016 was $84,076 and $63,587, respectively, which equals 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash as of March 31, 2017 or December 31, 2016.

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

Offsetting of Derivative Assets
As of March 31, 2017
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,446,514	$(8,219,717)	$3,226,797
Futures contracts	Goldman Sachs	11,059,587	(7,967,075)	3,092,512
Forward currency contracts	Royal Bank of Scotland	14,624,691	(14,624,691)	0
Total derivatives		$37,130,792	$(30,811,483)	$6,319,309

Derivatives Assets and Collateral Received by Counterparty
As of March 31, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,226,797	$0	$0	$3,226,797
Goldman Sachs	3,092,512	0	0	3,092,512
Royal Bank of Scotland	0	0	0	0
Total	$6,319,309	$0	$0	$6,319,309

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
Offsetting of Derivative Liabilities
As of March 31, 2017
Type of Instrument	Counterparty	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,219,717	$(8,219,717)	$0
Futures contracts	Goldman Sachs	7,967,075	(7,967,075)	0
Forward currency contracts	Royal Bank of Scotland	23,602,169	(14,624,691)	8,977,478
Total derivatives		$39,788,961	$(30,811,483)	$8,977,478

Derivatives Liabilities and Collateral Pledged by Counterparty
As of March 31, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
Royal Bank of Scotland	8,977,478	(8,977,478	)*	0	0
Total	$8,977,478	$(8,977,478)		$0	$0

* Represents a portion of the $53,804,400 fair value in the U.S. Treasury Bills held at the interbank market maker.

Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,038,562	$(8,236,421)	$1,802,141
Futures contracts	Goldman Sachs	10,009,168	(8,139,223)	1,869,945
Forward currency contracts	Royal Bank of Scotland	16,315,362	(10,428,027)	5,887,335
Total derivatives		$36,363,092	$(26,803,671)	$9,559,421

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (Unaudited)
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
MARCH 31, 2017 (Unaudited)
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

Note 12. INTERIM FINANCIALS STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2017 and December 31, 2016, the Statements of Operations and Financial Highlights for the three months ended March 31, 2017 and 2016, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2017 and December 31, 2016, the results of operations and financial highlights for the three months ended March 31, 2017 and 2016, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, the aggregate capitalization of the Trust was $689,185,594 with Series A, Series B and Series W comprising $531,610,193, $92,039,630 and $65,535,771, respectively, of the total. The Net Asset Value per Unit was $2,538.13 for Series A, $2,742.51 for Series B, and $2,842.69 for Series W.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Trust's significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

The Trust occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the- counter counterparty, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past three years, the Trust has not needed to liquidate any position as a result of a margin call.

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

Results of Operations

The returns for the three months ended March 31, 2017 and 2016 for Series A were (0.62)% and (0.41)%, Series B were (0.49)% and (0.28)% and Series W were (0.16)% and 0.03%, respectively.

2017 (For the Three Months Ended March 31)

Of the (0.62)% return for three months ended March 31, 2017 for Series A, approximately 0.43% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (1.31)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.

Of the (0.49)% return for three months ended March 31, 2017 for Series B, approximately 0.43% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (1.18)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the (0.16)% return for three months ended March 31, 2017 for Series W, approximately 0.43% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (0.85)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W.

During the three months ended March 31, 2017, the Trust accrued management fees in the amount of $6,883,524 and paid management fees in the amount of $7,083,408. No performance fees were accrued or paid during this period.

An analysis of the 0.43% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.42)%
Currencies	(2.78)
Interest Rates	(1.82)
Stock Indices	7.45
0.43%

FX and commodity losses offset gains in stock indexes and led to a down January as losses came from foreign exchange, commodity, and interest rate positions while stock index holdings produced some partially offsetting gains. Foreign exchange (FX) produced some of the largest losses during the month. Positioning within FX was broadly long the US dollar versus most other major currencies. Following the election of Donald Trump, the US dollar strengthened and our trading systems generally aligned positioning with that momentum. However, January saw a reversal of this trend as investors pared back their bullish bets on the greenback amid worries that President Trump was focusing more on protectionism than on pro-growth economic policies. Our FX holdings suffered as a result of this broad reversal in the US dollar. Commodity holdings added to the January losses. Within the energy sub-sector, long positioning on gasoline produced losses amid bearish inventory data. Short soybean holdings, part of the grains sub- sector, experienced losses due to a weakening US dollar and flood conditions in Argentina. In the softs sub-sector, a short on coffee saw losses due to a stronger Brazilian real and a downgrade to Brazil’s output forecast. Some partially offsetting gains came from the industrial metals sub-sector. Long positioning on zinc, copper, and aluminum all saw gains amid a combination of bullish fundamentals, especially from China, and some supply disruptions. Interest rate holdings also produced losses. Long holdings on the German 10-year note saw declines as bond prices fell amid rising inflation in the Eurozone. Inflation reached a 4-year high and approached the ECB’s stated 2% target. Stock index holdings contributed some offsetting gains. Long holdings across our universe of global stock indexes benefited from a continuation of the rally that started with the election of Trump and his expected reflationary policies. Concerns over President Trump’s Executive Order limiting some immigration into the US capped gains late in the month as some investors became unnerved by the action.

Gains in stock indexes, FX, and interest rates led to a profitable February as profits came from stock indexes, foreign exchange, and interest rate positions while commodity holdings produced some partially offsetting losses for the Trust. Stock index holdings contributed some of the strongest gains to the Trust. Long holdings across the Trust’s universe of global stock indexes benefited from generally better than expected economic data. The Bloomberg US indicator of economic surprises reached its strongest level since 2012. Solid fourth quarter 2016 corporate earnings reports also helped to fuel the rally, along with a steadily improving US labor market. Stock markets continued to look past the new Trump administration’s lack of policy implementation details and focused more on the potential benefits that tax reform, deregulation, and infrastructure spending might provide to global economies. Foreign exchange (FX) produced some additional gains as the Trust's models took advantage of the mixed performance among the developed and emerging FX markets. Long positioning on higher-yielding currencies, such as the South African rand which rallied over 3% in February, proved profitable. A short position on the euro also showed a gain when it weakened on the back of French election concerns in the EU. Interest rate holdings also produced profits. Long positioning on longer-dated instruments within Germany provided some of the best gains. German 5-year and 10-year notes both rallied on a flight to quality move as investors grew more concerned about the spring French Presidential election. Marine Le Pen, the head of the far-right French Front National Party who has threatened to try to pull France out of the EU if elected, rose in the polls during the month. Commodity holdings modestly detracted from the February gains for the Trust. Profits from precious metals (mostly from silver) and industrial metals (mostly from aluminum) were more than offset by losses in the other sub-sectors. Grains were one of the worst performing sub-sectors as a short position on wheat suffered as the market rose to a 7-month high amid tight global ending stock projections.

Mixed performance across the asset classes traded led to a down March as losses came from interest rate, foreign exchange, and commodity positions while stock index holdings produced some partially offsetting gains. Interest rate holdings produced some of the largest losses during the month. Long positioning on instruments within Germany sold off on higher EU inflation readings and as investors grew more comfortable that anti-EU political populism in France and the Netherlands was stalling. Short positioning within the US was hurt when fixed income instruments reversed the recent downtrend mid-month amid a less hawkish Federal Open Market Committee ("FOMC") message communicated after their decision to hike interest rates on March 15th. Foreign exchange produced some additional losses as our models failed to successfully navigate a choppy month of price action for the US dollar. For example, long positioning on the New Zealand dollar (kiwi) suffered early in the month as that currency weakened against the US dollar leading up to the mid-month FOMC meeting which was widely expected to be hawkish. Our models then flipped to short the kiwi only to see the currency begin to strengthen when the US dollar sold off on the more dovish than expected message delivered by the Federal Reserve. Commodity holdings modestly detracted from the Trust during March. Some of the largest monthly losses came from the energy, precious metal, industrial metal, and meat sub-sectors. Partially offsetting gains were found in the soft commodity and grain sub-sectors, with some of the best profits coming from sugar and wheat. Stock index holdings contributed the strongest profits to the Trust during the month. Some of the best gains were found via long positions on European stock indexes which benefited from the ongoing global reflation trade and dampening concerns around anti-EU political populism in the region. Our models also saw success in Asia as long positioning within Australia, Hong Kong, and Taiwan proved profitable as ongoing improvements in the Chinese economy, linked with enduring hopes for US tax reform and infrastructure spending, supported shares around the globe.

2016 (For the Three Months Ended March 31)

Of the (0.41)% year to date return for Series A, approximately 0.68% due to trading gains (before commissions) and approximately 0.22% due to investment income, offset by approximately (1.31)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.

Of the (0.28)% year to date return for Series B, approximately 0.68% was due to trading gains (before commissions) and approximately 0.22% due to investment income, offset by approximately (1.18)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 0.03% year to date return for Series W, approximately 0.68% was due to trading gains (before commissions) and approximately 0.22% due to investment income, offset by approximately (0.87)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W.

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

The Trust declined in March due to losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March. Short positioning across the petroleum complex suffered when those markets moved higher in response to an Organization of the Petroleum Exporting Countries ("OPEC") announcement that the organization had scheduled a mid-April meeting to discuss output levels. Natural gas shorts hurt the Trust as well as that product rallied amid larger than expected inventory draws. Short holdings on the grain markets also led to losses with soybeans being one of the worst performers. Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher. Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses. Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies. A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L. Price action during March was very choppy making it difficult for some systems to find and hold profitable trades. The first half of the month saw fixed income prices chop lower as stock prices moved higher. The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact. Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. The Trust held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2017 and December 31, 2016 and the trading gains/losses by market category for the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.56%	(2.42)%
Currencies	0.58%	(2.78)%
Interest Rates	0.26%	(1.82)%
Stock Indices	1.04%	7.45%
Aggregate/Total	1.54%	0.43%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the three months ended March 31, 2017.

Of the (0.62)% return for three months ended March 31, 2017 for Series A, approximately 0.43% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (1.31)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.

Of the (0.49)% return for three months ended March 31, 2017 for Series B, approximately 0.43% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (1.18)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the (0.16)% return for three months ended March 31, 2017 for Series W, approximately 0.43% was due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (0.85)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2017 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2017.

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

U.S. Treasury Bill Positions Held for Margin Purposes

The Trust also has market exposure in its U.S. Treasury Bill portfolio. The Trust holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to- market losses on the Trust's U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2017 and December 31, 2016, (ii) Statements of Financial Condition March 31, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months Ended March 31, 2017 and 2016, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2017 and 2016, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Three Months Ended March 31, 2017 and 2016, (vi) Financial Highlights For the Three Months Ended March 31, 2017 and 2016, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 12, 2017	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2017 and December 31, 2016, (ii) Statements of Financial Condition March 31, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months Ended March 31, 2017 and 2016, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2017 and 2016, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Three Months Ended March 31, 2017 and 2016, (vi) Financial Highlights For the Three Months Ended March 31, 2017 and 2016, (vii) Notes to Financial Statements.