Form 10-Q
period 2017-06-30
CAMPBELL FUND TRUST
filed 2017-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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
Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2017 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,008,959	2.51%
	Credit Cards	22,015,439	3.67%
	Equipment Loans	3,682,718	0.61%
	Total Asset Backed Securities (cost $40,738,087)	40,707,116	6.79%

	Commercial Paper
	United States
	Communications	4,989,042	0.83%
	Consumer Discretionary	33,509,786	5.59%
	Consumer Staples	32,548,479	5.43%
	Energy	15,155,521	2.53%
	Financials	10,913,051	1.82%
	Industrials	14,078,954	2.35%
	Utilities	45,932,075	7.68%
	Total Commercial Paper (cost $157,133,446)	157,126,908	26.23%

	Corporate Bonds
	United Kingdom
	Energy (cost $4,903,434)	4,903,758	0.82%
	United States
	Communications	44,831,543	7.48%
	Consumer Discretionary	22,879,324	3.82%
	Consumer Staples	13,183,995	2.20%
	Energy	7,713,958	1.29%
	Financials	105,391,466	17.59%
	Health Care	3,671,013	0.61%
	Industrials	9,798,716	1.64%
	Technology	8,609,457	1.44%
	Total United States (cost $215,845,477)	216,079,472	36.07%
	Total Corporate Bonds (cost $220,748,911)	220,983,230	36.89%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$28,192,500	U.S. Treasury Bills Due 07/27/2017*	28,177,192	4.70%
$91,540,000	U.S. Treasury Bills Due 08/24/2017*	91,420,357	15.26%
$31,617,500	U.S. Treasury Bills Due 09/14/2017*	31,557,079	5.27%
$18,100,000	U.S. Treasury Bills Due 09/28/2017*	18,056,035	3.01%
	Total Government And Agency Obligations (cost $169,206,416)	169,210,663	28.24%
	Total Fixed Income Securities ** (cost $587,826,860)	$588,027,917	98.15%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $3,029)	$3,029	0.00%
	Total Short Term Investments (cost $3,029)	$3,029	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2017 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(755,350)	(0.13)%
Metals	4,551,251	0.76%
Stock indices	(7,826,647)	(1.31)%
Short-term interest rates	(1,276,054)	(0.21)%
Long-term interest rates	(15,337,549)	(2.56)%
Net unrealized gain (loss) on long futures contracts	$(20,644,349)	(3.45)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(4,436,958)	(0.73)%
Energy	(3,364,171)	(0.56)%
Metals	(1,605,836)	(0.27)%
Stock indices	(153,005)	(0.03)%
Short-term interest rates	251,222	0.04%
Long-term interest rates	427,531	0.07%
Net unrealized gain (loss) on short futures contracts	$(8,881,217)	(1.48)%
Net unrealized gain (loss) on open futures contracts	$(29,525,566)	(4.93)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$13,893,592	2.32%
Various short forward currency contracts	(15,663,246)	(2.62)%
Net unrealized gain (loss) on open forward currency contracts	$(1,769,654)	(0.30)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $123,427,770 deposited with the futures brokers and $45,782,893 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(396,370)	(0.05)%
Energy	2,356,156	0.32%
Metals	(7,168,284)	(0.97)%
Stock indices	4,453,267	0.60%
Short-term interest rates	60,797	0.01%
Long-term interest rates	3,215,555	0.43%
Net unrealized gain (loss) on long futures contracts	$2,521,121	0.34%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,272,977	0.30%
Metals	1,001,440	0.14%
Stock indices	(506,008)	(0.07)%
Short-term interest rates	(546,481)	(0.07)%
Long-term interest rates	(1,070,963)	(0.14)%
Net unrealized gain (loss) on short futures contracts	$1,150,965	0.16%

Net unrealized gain (loss) on open futures contracts	$3,672,086	0.50%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(6,430,009)	(0.87)%
Various short forward currency contracts	12,317,344	1.67%
Net unrealized gain (loss) on open forward currency contracts	$5,887,335	0.80%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $101,425,730 deposited with the futures brokers and $47,295,537 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2017 AND DECEMBER 31, 2016 (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Equity in futures broker trading accounts
Cash	$12,773,632	$43,175,245
Restricted cash	32,089,108	0
Fixed income securities (cost $123,420,478 and $101,421,620, respectively)	123,427,770	101,425,730
Net unrealized gain (loss) on open futures contracts	(29,525,566)	3,672,086
Total equity in futures broker trading accounts	138,764,944	148,273,061
Cash	15,673,521	4,436,352
Short term investments (cost $3,029 and $2,602, respectively)	3,029	2,602
Fixed income securities (cost $464,406,382 and $614,933,264, respectively)	464,600,147	614,996,265
Net unrealized gain (loss) on open forward currency contracts	(1,769,654)	5,887,335
Interest receivable	1,040,636	1,197,436
Subscription receivable	74,796	0
Total assets	$618,387,419	$774,793,051

LIABILITIES
Accounts payable	$328,956	$404,933
Management fee payable	1,946,205	2,453,064
Service fee payable	0	14,678
Accrued commissions and other trading fees on open contracts	99,743	80,709
Offering costs payable	223,548	277,873
Redemptions payable	16,670,036	31,128,054
Total liabilities	19,268,488	34,359,311

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 190,135.878 and 224,143.366 units outstanding at June 30, 2017 and December 31, 2016	460,508,139	572,449,293
Series B Units – Redeemable
Other Unitholders - 29,092.742 and 36,691.856 units outstanding at June 30, 2017 and December 31, 2016	76,231,979	101,127,802
Series W Units – Redeemable
Other Unitholders - 22,880.694 and 23,481.665 units outstanding at June 30, 2017 and December 31, 2016	62,378,813	66,856,645
Total unitholders' capital (Net Asset Value)	599,118,931	740,433,740
Total liabilities and unitholders' capital (Net Asset Value)	$618,387,419	$774,793,051

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
TRADING GAINS (LOSSES)	2017	2016	2017	2016
Futures trading gains (losses)
Realized	$28,497,527	$(21,508,498)	$48,928,325	$(53,748,368)
Change in unrealized	(35,844,875)	13,706,751	(33,197,652)	40,099,179
Brokerage commissions	(902,457)	(1,405,017)	(1,710,074)	(2,493,984)
Net gain (loss) from futures trading	(8,249,805)	(9,206,764)	14,020,599	(16,143,173)

Forward currency trading gains (losses)
Realized	(21,901,706)	(24,268,014)	(27,404,594)	(10,027,715)
Change in unrealized	7,207,824	5,465,252	(7,656,989)	3,155,160
Brokerage commissions	(37,076)	(91,224)	(76,310)	(170,992)
Net gain (loss) from forward currency trading	(14,730,958)	(18,893,986)	(35,137,893)	(7,043,547)
Total net trading gain (loss)	(22,980,763)	(28,100,750)	(21,117,294)	(23,186,720)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,891,168	1,579,455	3,621,731	2,996,868
Realized gain (loss) on fixed income securities	(11,469)	24,274	9,230	24,274
Change in unrealized gain (loss) on fixed income securities	38,657	450,617	133,946	1,124,803
Total investment income	1,918,356	2,054,346	3,764,907	4,145,945

Expenses
Management fee	6,318,438	8,461,989	13,201,962	17,578,678
Service fee	0	44,809	25,238	93,396
Operating expenses	352,824	442,964	716,156	888,323
Total expenses	6,671,262	8,949,762	13,943,356	18,560,397
Net investment income (loss)	(4,752,906)	(6,895,416)	(10,178,449)	(14,414,452)
NET INCOME (LOSS)	$(27,733,669)	$(34,996,166)	$(31,295,743)	$(37,601,172)

NET INCOME (LOSS) PER OTHER UNITHOLDERS' UNIT (based on weighted average number of units outstanding during the period)
Series A	$(106.56)	$(109.72)	$(116.63)	$(120.04)
Series B	$(111.75)	$(120.94)	$(120.67)	$(126.90)
Series W	$(112.99)	$(105.61)	$(113.62)	$(102.22)

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS' UNIT
Series A	$(116.14)	$(112.46)	$(131.95)	$(124.35)
Series B	$(122.20)	$(117.14)	$(135.83)	$(125.99)
Series W	$(116.43)	$(110.04)	$(120.93)	$(108.93)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	202,463.071	248,587.464	210,814.718	246,888.629
Series B	31,776.749	41,490.440	33,721.597	42,244.621
Series W	23,085.060	25,601.827	23,226.914	25,469.728

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(31,295,743)	$(37,601,172)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	40,720,695	(44,379,142)
(Increase) decrease in restricted cash	(32,089,108)	8,747,696
(Increase) decrease in interest receivable	156,800	101,749
Increase (decrease) in accounts payable and accrued expenses	(578,480)	(187,090)
Purchases of investments	(3,778,268,643)	(5,138,344,305)
Sales/maturities of investments	3,906,796,240	5,206,751,053
Net cash from (for) operating activities	105,441,761	(4,911,211)

Cash flows from (for) financing activities
Addition of units	15,691,207	50,493,008
Redemption of units	(138,741,498)	(47,171,339)
Offering costs paid	(1,555,914)	(1,981,286)
Net cash from (for) financing activities	(124,606,205)	1,340,383

Net increase (decrease) in cash	(19,164,444)	(3,570,828)

Unrestricted cash
Beginning of period	47,611,597	104,537,092
End of period	$28,447,153	$100,966,264

End of period cash consists of:
Cash in futures broker trading accounts	$12,773,632	$96,052,084
Cash	15,673,521	4,914,180
Total end of period cash	$28,447,153	$100,966,264

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Unitholders' Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2017

Balances at December 31, 2016	0.000	$0	36,691.856	$101,127,802	36,691.856	$101,127,802
Net income (loss) for the six months ended June 30, 2017		0		(4,069,125)		(4,069,125)
Additions	0.000	0	14.356	40,002	14.356	40,002
Redemptions	0.000	0	(7,613.470)	(20,866,700)	(7,613.470)	(20,866,700)
Balances at June 30, 2017	0.000	$0	29,092.742	$76,231,979	29,092.742	$76,231,979

Six Months Ended June 30, 2016

Balances at December 31, 2015	0.000	0	43,230.672	$135,564,706	43,230.672	$135,564,706
Net income (loss) for the six months ended June 30, 2016		(915)		(5,359,910)		(5,360,825)
Additions	0.000	0	104.514	314,572	104.514	314,572
Redemptions	(19.003)	(55,085)	(2,618.859)	(7,970,056)	(2,637.862)	(8,025,141)
Transfers	19.003	56,000	(19.003)	(56,000)	0.000	0
Balances at June 30, 2016	0.000	$0	40,697.324	$122,493,312	40,697.324	$122,493,312

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B
June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
$2,620.31	$2,756.14	$3,009.86	$3,135.85

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Unitholders' Capital
	Series A - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2017

Balances at December 31, 2016	224,143.366	$572,449,293	23,481.665	$66,856,645	$740,433,740
Net income (loss) for the six months ended June 30, 2017		(24,587,687)		(2,638,931)	(31,295,743)
Additions	4,342.487	10,936,571	1,683.098	4,789,430	15,766,003
Redemptions	(38,349.975)	(96,953,218)	(2,284.069)	(6,463,562)	(124,283,480)
Offering costs		(1,336,820)		(164,769)	(1,501,589)
Balances at June 30, 2017	190,135.878	$460,508,139	22,880.694	$62,378,813	$599,118,931

Six Months Ended June 30, 2016

Balances at December 31, 2015	243,788.567	$711,962,948	25,184.916	$80,553,752	$928,081,406
Net income (loss) for the six months ended June 30, 2016		(29,636,950)		(2,603,397)	(37,601,172)
Additions	15,595.676	45,136,284	1,736.154	5,510,132	50,960,988
Redemptions	(13,292.664)	(37,604,844)	(2,080.195)	(6,512,180)	(52,142,165)
Offering costs		(1,770,889)		(200,832)	(1,971,721)
Balances at June 30, 2016	246,091.579	$688,086,549	24,840.875	$76,747,475	$887,327,336

Net Asset Value per Other Unitholders' Unit - Series A
June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
$2,421.99	$2,553.94	$2,796.06	$2,920.41

Net Asset Value per Other Unitholders' Unit - Series W
June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
$2,726.26	$2,847.19	$3,089.56	$3,198.49

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,538.13	$2,908.52	$2,553.94	$2,920.41

Income (loss) from operations:
Total net trading gains (losses) (1)	(93.64)	(86.50)	(86.04)	(69.97)
Net investment income (loss) (1)	(19.34)	(22.52)	(39.57)	(47.21)
Total net income (loss) from operations	(112.98)	(109.02)	(125.61)	(117.18)
Offering costs (1)	(3.16)	(3.44)	(6.34)	(7.17)
Net asset value per unit at end of period	$2,421.99	$2,796.06	$2,421.99	$2,796.06

Total Return (4)	(4.58)%	(3.87)%	(5.17)%	(4.26)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.26%	4.16%	4.26%	4.19%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.26%	4.16%	4.26%	4.19%

Net investment income (loss) (2),(3)	(3.09)%	(3.24)%	(3.16)%	(3.29)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,742.51	$3,127.00	$2,756.14	$3,135.85

Income (loss) from operations:
Total net trading gains (losses) (1)	(101.29)	(92.92)	(93.06)	(75.17)
Net investment income (loss) (1)	(20.91)	(24.22)	(42.77)	(50.82)
Total net income (loss) from operations	(122.20)	(117.14)	(135.83)	(125.99)
Net asset value per unit at end of period	$2,620.31	$3,009.86	$2,620.31	$3,009.86

Total Return (4)	(4.46)%	(3.75)%	(4.93)%	(4.02)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.17%	4.28%	4.21%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.28%	4.17%	4.28%	4.21%

Net investment income (loss) (2),(3)	(3.11)%	(3.25)%	(3.18)%	(3.31)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,842.69	$3,199.60	$2,847.19	$3,198.49

Income (loss) from operations:
Total net trading gains (losses) (1)	(105.39)	(94.86)	(96.87)	(77.01)
Net investment income (loss) (1)	(7.50)	(11.39)	(16.97)	(24.03)
Total net income (loss) from operations	(112.89)	(106.25)	(113.84)	(101.04)
Offering costs (1)	(3.54)	(3.79)	(7.09)	(7.89)
Net asset value per unit at end of period	$2,726.26	$3,089.56	$2,726.26	$3,089.56

Total Return (4)	(4.10)%	(3.44)%	(4.25)%	(3.41)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.22%	2.40%	2.29%	2.42%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.22%	2.40%	2.29%	2.42%

Net investment income (loss) (2),(3)	(1.06)%	(1.48)%	(1.20)%	(1.52)%

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
JUNE 30, 2017 (Unaudited)
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

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

B. Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Trust is subject to the regulatory requirements under the Securities and Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the "futures brokers") and interbank market makers through which the Trust trades.

C. Method of Reporting

The Trust's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Trust's management. Actual results may differ from these estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report Form 10 -K filed with the SEC for the year ended December 31, 2016. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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
JUNE 30, 2017 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2017 and December 31, 2016, and for the periods ended June 30, 2017 and 2016, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	Fair Value at June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,029	$0	$0	$3,029
Fixed income securities	0	588,027,917	0	588,027,917

Other Financial Instruments
Exchange-traded futures contracts	(29,525,566)	0	0	(29,525,566)
Forward currency contracts	0	(1,769,654)	0	(1,769,654)
Total	$(29,522,537)	$586,258,263	$0	$556,735,726

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,602	$0	$0	$2,602
Fixed income securities	0	716,421,995	0	716,421,995

Other Financial Instruments
Exchange-traded futures contracts	3,672,086	0	0	3,672,086
Forward currency contracts	0	5,887,335	0	5,887,335
Total	$3,674,688	$722,309,330	$0	$725,984,018

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2017 or the year ended December 31, 2016.

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

F. Offering Costs

Campbell & Company, LP ("Campbell & Company") has incurred all costs in connection with the initial and continuous offering of units of the Trust ("offering costs") . Series A units and Series W units will each bear the offering costs incurred in relation to the offering of Series A units and Series W units, respectively. Offering costs are charged to Series A and Series W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Series' month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders' capital. Series A and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units and Series W units will have no further obligation to Campbell & Company. At June 30, 2017, and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $655,529 and $1,221,734 for Series A units and $320,098 and $367,121 for Series W units, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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
JUNE 30, 2017 (Unaudited)
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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2017. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2017 and 2016, Campbell & Company received redemption fees of $9,752 and $17,974, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2017 and December 31, 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2017 Fair Value	Liability Derivatives at June 30, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,373,439	$(7,565,747)	$(5,192,308)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	235,355	(3,599,526)	(3,364,171)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,000,973	(2,055,558)	2,945,415
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,227,338	(9,206,990)	(7,979,652)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	251,277	(1,276,109)	(1,024,832)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	620,238	(15,530,256)	(14,910,018)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	18,698,912	(20,468,566)	(1,769,654)
Totals		$28,407,532	$(59,702,752)	$(31,295,220)

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2017	Trading Gains/(Losses) for the Three Months Ended June 30, 2016
Agriculture Contracts	$15,331	$1,389,996
Energy Contracts	(9,310,552)	(28,147,537)
Metal Contracts	(6,380,724)	3,926,488
Stock Indices Contracts	23,693,161	(15,513,708)
Short-Term Interest Rate Contracts	(1,784,906)	(4,698,791)
Long-Term Interest Rate Contracts	(13,680,719)	35,374,555
Forward Currency Contracts	(14,693,882)	(18,802,762)
Total	$(22,142,291)	$(26,471,759)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2017	Trading Gains/(Losses) for the Six Months Ended June 30, 2016
Agriculture Contracts	$(11,040,317)	$(12,625,775)
Energy Contracts	(24,880,167)	(23,078,223)
Metal Contracts	2,580,087	(9,422,818)
Stock Indices Contracts	77,436,130	(24,237,586)
Short-Term Interest Rate Contracts	(3,947,007)	(3,815,982)
Long-Term Interest Rate Contracts	(24,610,756)	59,504,921
Forward Currency Contracts	(35,061,583)	(6,872,555)
Total	$(19,523,613)	$(20,548,018)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2017	Trading Gains/(Losses) for the Three Months Ended June 30, 2016
Futures trading gains (losses):
Realized**	$28,396,466	$(21,375,748)
Change in unrealized	(35,844,875)	13,706,751
Forward currency trading gains (losses):
Realized	(21,901,706)	(24,268,014)
Change in unrealized	7,207,824	5,465,252
Total	$(22,142,291)	$(26,471,759)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2017	Trading Gains/(Losses) for the Six Months Ended June 30, 2016
Futures trading gains (losses):
Realized**	$48,735,622	$(53,774,642)
Change in unrealized	(33,197,652)	40,099,179
Forward currency trading gains (losses):
Realized	(27,404,594)	(10,027,715)
Change in unrealized	(7,656,989)	3,155,160
Total	$(19,523,613)	$(20,548,018)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
For the three months ended June 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 75,200 and 123,100, respectively, and the monthly average of notional value of forward currency contracts was $2,752,800,000 and $5,390,000,000, respectively.

For the six months ended June 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 71,000 and 108,000, respectively, and the monthly average of notional value of forward currency contracts was $2,758,900,000 and $5,349,000,000, respectively.

Open contracts generally mature within three months; as of June 30, 2017, the latest maturity date for open futures contracts is September 2018 and the latest maturity date for open forward currency contracts is September 2017. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

Under the terms of the ISDA Agreement with RBS, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set- off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2017 and December 31, 2016 was $169,210,663 and $148,721,267, respectively, which equals approximately 28% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2017 and December 31, 2016 was $82,879 and $ 63,587, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the brokers and interbroker market maker at June 30, 2017 and December 31, 2016 was restricted cash for margin requirements of $32,089,108 and $0, respectively, which equals approximately 5% and 0% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

Offsetting of Derivative Assets
As of June 30, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,869,832	$(4,869,832)	$0
Futures contracts	Goldman Sachs	4,838,788	(4,838,788)	0
Forward currency contracts	Royal Bank of Scotland	18,698,912	(18,698,912)	0
Total derivatives		$28,407,532	$(28,407,532)	$0

Derivatives Assets and Collateral Received by Counterparty
As of June 30, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Offsetting of Derivative Liabilities
As of June 30, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$19,565,449	$(4,869,832)	$14,695,617
Futures contracts	Goldman Sachs	19,668,737	(4,838,788)	14,829,949
Forward currency contracts	Royal Bank of Scotland	20,468,566	(18,698,912)	1,769,654
Total derivatives		$59,702,752	$(28,407,532)	$31,295,220

Derivatives Liabilities and Collateral Pledged by Counterparty
As of June 30, 2017
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$14,695,617	$0		$(14,695,617)	$0
Goldman Sachs	14,829,949	0		(14,829,949)	0
Royal Bank of Scotland	1,769,654	(1,769,654	)*	0	0
Total	$31,295,220	$(1,769,654)		$(29,525,566)	$0

* Represents a portion of the $45,782,893 fair value in the U.S. Treasury Bills held at the interbank market maker.

Offsetting of Derivative Assets
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,038,562	$(8,236,421)	$1,802,141
Futures contracts	Goldman Sachs	10,009,168	(8,139,223)	1,869,945
Forward currency contracts	Royal Bank of Scotland	16,315,362	(10,428,027)	5,887,335
Total derivatives		$36,363,092	$(26,803,671)	$9,559,421

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,802,141	$0	$0	$1,802,141
Goldman Sachs	1,869,945	0	0	1,869,945
Royal Bank of Scotland	5,887,335	0	0	5,887,335
Total	$9,559,421	$0	$0	$9,559,421

Offsetting of Derivative Liabilities
As of December 31, 2016
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,236,421	$(8,236,421)	$0
Futures contracts	Goldman Sachs	8,139,223	(8,139,223)	0
Forward currency contracts	Royal Bank of Scotland	10,428,027	(10,428,027)	0
Total derivatives		$26,803,671	$(26,803,671)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2016
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (Unaudited)
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

Note 12. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2017 and December 31, 2016, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2017 and 2016, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2017 and December 31, 2016, the results of operations and financial highlights for the three months and six months ended June 30, 2017 and 2016, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the aggregate capitalization of the Trust was $599,118,931 with Series A, Series B and Series W comprising $460,508,139, $76,231,979 and $62,378,813, respectively, of the total. The Net Asset Value per Unit was $2,421.99 for Series A, $2,620.31 for Series B, and $2,726.26 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2017 and 2016 for Series A were (5.17)% and (4.26)%, Series B were (4.93)% and (4.02)% and Series W were (4.25)% and (3.41)%, respectively.

2017 (For the Six Months Ended June 30)

Of the (5.17)% return for six months ended June 30, 2017 for Series A, approximately (3.08)% was due to trading losses (before commissions) and approximately (2.64)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.55% due to investment income earned by Series A.

Of the (4.93)% return for six months ended June 30, 2017 for Series B, approximately (3.08)% was due to trading losses (before commissions) and approximately (2.40)% due to brokerage fees, management fees and operating costs, offset by approximately 0.55% due to investment income earned by Series B.

Of the (4.25)% return for six months ended June 30, 2017 for Series W, approximately (3.08)% was due to trading losses (before commissions) and approximately (1.72)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.55% due to investment income earned by Series W.

During the six months ended June, 2017, the Trust accrued management fees in the amount of $13,201,962 and paid management fees in the amount of $13,708,821. No performance fees were accrued or paid during this period.

An analysis of the (3.08)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(4.76)%
Currencies	(4.97)
Interest Rates	(4.27)
Stock Indices	10.92
(3.08)%

FX and commodity losses offset gains in stock indexes and led to a down January as losses came from foreign exchange, commodity, and interest rate positions while stock index holdings produced some partially offsetting gains. Foreign exchange (FX) produced some of the largest losses during the month. Positioning within FX was broadly long the US dollar versus most other major currencies. Following the election of Donald Trump, the US dollar strengthened and our trading systems generally aligned positioning with that momentum. However, January saw a reversal of this trend as investors pared back their bullish bets on the greenback amid worries that President Trump was focusing more on protectionism than on pro-growth economic policies. Our FX holdings suffered as a result of this broad reversal in the US dollar. Commodity holdings added to the January losses. Within the energy sub-sector, long positioning on gasoline produced losses amid bearish inventory data. Short soybean holdings, part of the grains sub-sector, experienced losses due to a weakening US dollar and flood conditions in Argentina. In the softs sub-sector, a short on coffee saw losses due to a stronger Brazilian real and a downgrade to Brazil’s output forecast. Some partially offsetting gains came from the industrial metals sub-sector. Long positioning on zinc, copper, and aluminum all saw gains amid a combination of bullish fundamentals, especially from China, and some supply disruptions. Interest rate holdings also produced losses. Long holdings on the German 10-year note saw declines as bond prices fell amid rising inflation in the Eurozone. Inflation reached a 4-year high and approached the ECB’s stated 2% target. Stock index holdings contributed some offsetting gains. Long holdings across our universe of global stock indexes benefited from a continuation of the rally that started with the election of Trump and his expected reflationary policies. Concerns over President Trump’s Executive Order limiting some immigration into the US capped gains late in the month as some investors became unnerved by the action.

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

Mixed performance across the asset classes traded led to a down March as losses came from interest rate, foreign exchange, and commodity positions while stock index holdings produced some partially offsetting gains. Interest rate holdings produced some of the largest losses during the month. Long positioning on instruments within Germany sold off on higher EU inflation readings and as investors grew more comfortable that anti-EU political populism in France and the Netherlands was stalling. Short positioning within the US was hurt when fixed income instruments reversed the recent downtrend mid-month amid a less hawkish Federal Open Market Committee (“FOMC”) message communicated after their decision to hike interest rates on March 15th. Foreign exchange produced some additional losses as our models failed to successfully navigate a choppy month of price action for the US dollar. For example, long positioning on the New Zealand dollar (kiwi) suffered early in the month as that currency weakened against the US dollar leading up to the mid-month FOMC meeting which was widely expected to be hawkish. Our models then flipped to short the kiwi only to see the currency begin to strengthen when the US dollar sold off on the more dovish than expected message delivered by the Federal Reserve. Commodity holdings modestly detracted from the Trust during March. Some of the largest monthly losses came from the energy, precious metal, industrial metal, and meat sub-sectors. Partially offsetting gains were found in the soft commodity and grain sub-sectors, with some of the best profits coming from sugar and wheat. Stock index holdings contributed the strongest profits to the Trust during the month. Some of the best gains were found via long positions on European stock indexes which benefited from the ongoing global reflation trade and dampening concerns around anti-EU political populism in the region. Our models also saw success in Asia as long positioning within Australia, Hong Kong, and Taiwan proved profitable as ongoing improvements in the Chinese economy, linked with enduring hopes for US tax reform and infrastructure spending, supported shares around the globe.

April gains came from stock index, foreign exchange, and interest rate holdings while commodities produced some partially offsetting losses for the Trust. Stock index holdings contributed the strongest profits to the Trust during the month. Global stock markets generally shook off new tensions with North Korea and a US cruise-missile strike on targets in Syria. A market-friendly French election outcome, above-trend US earnings growth, and movement on a number of policies by the White House all provided a positive offset to the worrisome news. Long positioning on global stock indexes benefitted from the gains shown by equities during the month with some of the best profits coming from the United States and Hong Kong. Foreign exchange holdings added to the Trust gains during April. A short position on the Canadian dollar (versus the US dollar) benefitted as the loonie fell in value after President Trump announced a planned tariff on softwood lumber imports from Canada and also threatened to withdraw from the North American Free Trade Agreement (NAFTA). Some partially offsetting losses were seen from a short on the euro (versus the US dollar) when currency markets cheered the French election outcome and sent the euro sharply higher late in the month. Interest rate positions produced some additional profits. Long positioning on 10-year notes in Canada and Japan saw some of the best monthly gains within the sector as yields fell in those countries which sent bond prices higher. Commodity holdings produced losses during the month. Long positioning on crude suffered when that market saw a price drop as record US crude stockpiles began to raise doubts about OPEC’s ability to curtail a global supply glut. Long holdings on the industrial metals showed losses when an unwind of the global reflation trade pushed commodity prices lower. Some gains were found in long positioning on live cattle which saw sharp price gains amid supply concerns following declines in slaughter estimates and a drop in cold storage inventories.

May shows losses caused by foreign exchange and commodity positions, while stock index and interest rate holdings produced partially offsetting gains for the Trust. Foreign exchange holdings produced some of the largest losses during May. Long positioning on the US dollar against most developed currencies drove the decline. An ongoing unwind of the Trump-induced reflation-trade, linked with some mixed US economic data and generally stronger European data, conspired to send the greenback lower during the month. The political turmoil that gripped Washington DC added to the US dollar angst while a soothing of political tensions in Europe, due to the election of Emmanuel Macron in France, helped support European currencies. Commodity holdings also produced losses during the month. Long positioning on natural gas suffered when that market saw a price drop as mild weather in the US reduced demand and as a new trade agreement with China is expected to encourage US drillers to produce more of the commodity. A short cocoa position suffered amid flood conditions and unrest in the Ivory Coast which sent prices higher. The grains produced some partially offsetting gains as a short soybean position profited from a sell-off in that market due to continued concerns surrounding increased South American planting expectations and steady US planting progress. Long holdings on global stock indexes contributed some of the strongest profits to the Trust. Some of the best gains were seen in Hong Kong and the US as technology stocks performed particularly well. Improving global growth, linked with still-accommodative central banks and ongoing hope the Trump administration will ultimately get tax reform and infrastructure spending passed, kept the buy-the-dip mentality firmly in place. Interest rate positions produced additional profits. Long positioning on 10-year notes in Canada, Australia, and Germany produced gains as central banks in those regions indicated they planned to remain patient with their accommodative policies.

The Trust showed a loss in June led down by Interest Rate Holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Trust’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Trust during June. Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Trust. Late in the month, Mario Draghi, President of the European Central Bank (ECB), gave a speech at the opening of the ECB's Forum on Central Banking which heightened expectations for monetary policy tapering in Europe. In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages. The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come. The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Trust. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month. Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions. The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indexes ended the month showing little impact on the Trust. Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

2016 (For the Six Months Ended June 30)

Of the (4.26)% year to date return for Series A, approximately (2.07)% due to trading losses (before commissions) and approximately (2.64)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.45% due to investment income earned by Series A.

Of the (4.02)% year to date return for Series B, approximately (2.07)% due to trading losses (before commissions) and approximately (2.40)% due to brokerage fees, management fees, and operating costs, offset by approximately 0.45% due to investment income earned by Series B.

Of the (3.41)% year to date return for Series W, approximately (2.07)% due to trading losses (before commissions) and approximately (1.79)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.45% due to investment income earned by Series W.

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

The Trust declined in March due to losses driven by commodity positioning, while foreign exchange, interest rate and stock index holdings had only a slightly negative impact during the month. Commodity positions from both the trend and non-trend systems provided some of the biggest losses during March. Short positioning across the petroleum complex suffered when those markets moved higher in response to an Organization of the Petroleum Exporting Countries (“OPEC”) announcement that the organization had scheduled a mid-April meeting to discuss output levels. Natural gas shorts hurt the Trust as well as that product rallied amid larger than expected inventory draws. Short holdings on the grain markets also led to losses with soybeans being one of the worst performers. Strong exports, political tensions in Brazil, and lower inventory projections were all behind the move higher. Coffee shorts also suffered as the political tensions in Brazil drove prices up. Foreign exchange positions added small additional losses. Long positioning on the Australian dollar produced profits as a dovish U.S. Federal Reserve and ultra-loose policies in Japan and Europe collectively boosted the appeal of higher yielding currencies. A short on the British pound produced some offsetting losses as that currency experienced an oversold bounce fueled in part by a more dovish US Fed. Interest rate holdings had a slightly negative impact on the monthly P&L. Price action during March was very choppy making it difficult for some systems to find and hold profitable trades. The first half of the month saw fixed income prices chop lower as stock prices moved higher. The second half of the month saw a sharp reversal higher as the US Fed took a more dovish than expected stance on interest rate policy. Stock index holdings also had only a slightly negative monthly P&L impact. Global equity indexes generally moved higher during March as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. The Trust held a mix of long and short holdings leading to offsetting gains and losses that left the sector nearly flat at month-end.

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

Losses in commodities and foreign exchange left the Trust with a decline in May, while interest rate and stock index holdings produced gains. Commodity positions from both the trend and non-trend models provided losses to the Trust. Long holdings on gold and silver both suffered as the US dollar strengthened during the month. Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing. In the meats, short cattle positions suffered as those markets rose amid signs of increased demand. Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May. After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Trust's short dollar positions against a variety of currencies. Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are "live" with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains. Long positioning on long -dated markets in Europe, Australia, and the UK produced some of the best gains. A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (i.e. "BREXIT") all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models. The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indexes. A short position on the S&P 500 volatility index benefitted from the general risk-on environment in the second half of the month which pushed that index sharply lower.

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

Quantifying the Trust's Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust's market risk exposures contain "forward- looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of June 30, 2017 and December 31, 2016 and the trading gains/losses by market category for the six months ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.93%	(4.76)%
Currencies	0.52%	(4.97)%
Interest Rates	0.96%	(4.27)%
Stock Indices	1.07%	10.92%
Aggregate/Total	1.86%	(3.08)%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the six months ended June 30, 2017.

Of the (5.17)% return for six months ended June 30, 2017 for Series A, approximately (3.08)% was due to trading losses (before commissions) and approximately (2.64)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.55% due to investment income earned by Series A.

Of the (4.93)% return for six months ended June 30, 2017 for Series B, approximately (3.08)% was due to trading losses (before commissions) and approximately (2.40)% due to brokerage fees, management fees and operating costs, offset by approximately 0.55% due to investment income earned by Series B.

Of the (4.25)% return for six months ended June 30, 2017 for Series W, approximately (3.08)% was due to trading losses (before commissions) and approximately (1.72)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.55% due to investment income earned by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2017 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2017.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition June 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2017 and 2016, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2017 and 2016, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Six Months Ended June 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2017 and 2016, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 14, 2017	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.1
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition June 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2017 and 2016, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2017 and 2016, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Six Months Ended June 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2017 and 2016, (vii) Notes to Financial Statements.