Form 10-Q
period 2017-09-30
CAMPBELL FUND TRUST
filed 2017-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from____________  to______________

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

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2017 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$13,343,784	2.44%
	Credit Cards	13,232,486	2.42%
	Equipment Loans	2,271,130	0.41%
	Total Asset Backed Securities (cost $28,856,193)	28,847,400	5.27%

	Bank Deposits
	United States
	Financials	19,016,247	3.48%
	Total Bank Deposits (cost $19,015,495)	19,016,247	3.48%

	Commercial Paper
	United States
	Communications	8,644,031	1.58%
	Consumer Discretionary	26,948,433	4.93%
	Consumer Staples	15,634,970	2.86%
	Energy	13,841,681	2.53%
	Financials	8,781,715	1.60%
	Industrials	11,988,187	2.19%
	Materials	13,291,358	2.43%
	Utilities	30,443,016	5.57%
	Total Commercial Paper (cost $129,581,342)	129,573,391	23.69%

	Corporate Bonds
	Canada
	Financials (cost $2,498,661)	2,493,254	0.45%
	United Kingdom
	Energy	4,905,065	0.90%
	Financials	3,551,735	0.65%
	Total United Kingdom(cost $8,457,401)	8,456,800	1.55%
	United States
	Communications	38,927,373	7.12%
	Consumer Discretionary	17,018,650	3.11%
	Consumer Staples	8,071,830	1.48%
	Energy	7,716,040	1.41%
	Financials	74,880,116	13.69%
	Health Care	1,819,817	0.33%
	Industrials	10,985,171	2.01%
	Technology	2,710,480	0.50%
	Total United States(cost $161,891,291)	162,129,477	29.65%
	Total Corporate Bonds (cost $172,847,353)	173,079,531	31.65%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$79,890,000	U.S. Treasury Bills Due 11/30/2017*	79,761,795	14.58%
$25,292,500	U.S. Treasury Bills Due 02/22/2018*	25,181,904	4.61%
$37,867,500	U.S. Treasury Bills Due 03/29/2018*	37,648,436	6.88%
	Total Government And Agency Obligations (cost $142,611,207)	142,592,135	26.07%
	Total Fixed Income Securities ** (cost $492,911,590)	$493,108,704	90.16%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $1,732,554)	$1,732,554	0.32%
	Total Short Term Investments (cost $1,732,554)	$1,732,554	0.32%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2017 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(157,471)	(0.03)%
Energy	1,031,423	0.19%
Metals	(3,610,897)	(0.66)%
Stock indices	12,159,791	2.22%
Short-term interest rates	(1,034)	0.00%
Long-term interest rates	(4,326,607)	(0.79)%
Net unrealized gain (loss) on long futures contracts	$5,095,205	0.93%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,009,209	0.18%
Energy	173,490	0.03%
Metals	1,965,708	0.36%
Stock indices	115,685	0.02%
Short-term interest rates	301,276	0.06%
Long-term interest rates	2,401,015	0.44%
Net unrealized gain (loss) on short futures contracts	5,966,383	1.09%

Net unrealized gain (loss) on open futures contracts	$11,061,588	2.02%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(14,555,935)	(2.66)%
Various short forward currency contracts	7,177,169	1.31%
Net unrealized gain (loss) on open forward currency contracts	$(7,378,766)	(1.35)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $82,268,179 deposited with the futures brokers and $60,323,956 deposited with the interbank market makers.

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

See Accompanying Notes to Financial Statements

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2016 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(396,370)	(0.05)%
Energy	2,356,156	0.32%
Metals	(7,168,284)	(0.97)%
Stock indices	4,453,267	0.60%
Short-term interest rates	60,797	0.01%
Long-term interest rates	3,215,555	0.43%
Net unrealized gain (loss) on long futures contracts	$2,521,121	0.34%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,272,977	0.30%
Metals	1,001,440	0.14%
Stock indices	(506,008)	(0.07)%
Short-term interest rates	(546,481)	(0.07)%
Long-term interest rates	(1,070,963)	(0.14)%
Net unrealized gain (loss) on short futures contracts	1,150,965	0.16%

Net unrealized gain (loss) on open futures contracts	$3,672,086	0.50%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(6,430,009)	(0.87)%
Various short forward currency contracts	12,317,344	1.67%
Net unrealized gain (loss) on open forward currency contracts	$5,887,335	0.80%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $101,425,730 deposited with the futures brokers and $47,295,537 deposited with the interbank market makers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Equity in futures broker trading accounts
Cash	$46,145,623	$43,175,245
Fixed income securities (cost $82,284,281 and $101,421,620, respectively)	82,268,179	101,425,730
Net unrealized gain (loss) on open futures contracts	11,061,588	3,672,086
Total equity in futures broker trading accounts	139,475,390	148,273,061
Cash	20,043,718	4,436,352
Short term investments (cost $1,732,554 and $2,602, respectively)	1,732,554	2,602
Fixed income securities (cost $410,627,309 and $614,933,264, respectively)	410,840,525	614,996,265
Net unrealized gain (loss) on open forward currency contracts	(7,378,766)	5,887,335
Interest receivable	647,092	1,197,436
Subscription receivable	50,000	0
Total assets	$565,410,513	$774,793,051

LIABILITIES
Accounts payable	$417,174	$404,933
Management fee payable	1,742,761	2,453,064
Payable for securities purchased	6,233,933	0
Service fee payable	0	14,678
Accrued commissions and other trading fees on open contracts	75,264	80,709
Offering costs payable	200,091	277,873
Redemptions payable	9,844,974	31,128,054
Total liabilities	18,514,197	34,359,311

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 167,276.273 and 224,143.366 units outstanding at September 30, 2017 and December 31, 2016	410,206,353	572,449,293
Series B Units – Redeemable
Other Unitholders - 26,987.151 and 36,691.856 units outstanding at September 30, 2017 and December 31, 2016	71,688,457	101,127,802
Series D Units – Redeemable
Other Unitholders - 117.000 and 0.000 units outstanding at September 30, 2017 and December 31, 2016	117,000	0
Series W Units – Redeemable
Other Unitholders - 23,388.395 and 23,481.665 units outstanding at September 30, 2017 and December 31, 2016	64,884,506	66,856,645
Total unitholders’ capital (Net Asset Value)	546,896,316	740,433,740
Total liabilities and unitholders’ capital (Net Asset Value)	$565,410,513	$774,793,051

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
TRADING GAINS (LOSSES)	2017	2016	2017	2016
Futures trading gains (losses)
Realized	$(35,734,432)	$(2,563,284)	$13,193,894	$(56,311,652)
Change in unrealized	40,587,154	(11,677,308)	7,389,502	28,421,871
Brokerage commissions	(589,443)	(1,033,567)	(2,299,517)	(3,527,551)
Net gain (loss) from futures trading	4,263,279	(15,274,159)	18,283,879	(31,417,332)

Forward currency trading gains (losses)
Realized	14,537,016	(6,752,196)	(12,867,578)	(16,779,911)
Change in unrealized	(5,609,112)	(8,288,792)	(13,266,101)	(5,133,632)
Brokerage commissions	(33,454)	(90,258)	(109,764)	(261,250)
Net gain (loss) from forward currency trading	8,894,450	(15,131,246)	(26,243,443)	(22,174,793)
Total net trading gain (loss)	13,157,729	(30,405,405)	(7,959,564)	(53,592,125)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,832,307	1,702,389	5,454,037	4,699,257
Realized gain (loss) on fixed income securities	25,562	14,554	34,792	38,828
Change in unrealized gain (loss) on fixed income securities	(3,943)	(174,956)	130,003	949,847
Total investment income	1,853,926	1,541,987	5,618,832	5,687,932

Expenses
Management fee	5,537,951	8,456,874	18,739,913	26,035,552
Service fee	0	44,227	25,238	137,623
Operating expenses	296,548	416,243	1,012,704	1,304,566
Total expenses	5,834,499	8,917,344	19,777,855	27,477,741
Net investment income (loss)	(3,980,573)	(7,375,357)	(14,159,023)	(21,789,809)
NET INCOME (LOSS)	$9,177,156	$(37,780,762)	$(22,118,587)	$(75,381,934)

NET INCOME (LOSS) PER OTHER UNITHOLDERS’ UNIT (1) (based on weighted average number of units outstanding during the period)
Series A	$38.29	$(120.46)	$(88.30)	$(240.35)
Series B	$38.71	$(128.06)	$(93.10)	$(253.00)
Series W	$53.05	$(120.19)	$(62.77)	$(221.29)

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS’ UNIT (1)
Series A	$30.28	$(124.00)	$(101.67)	$(248.35)
Series B	$36.08	$(129.87)	$(99.75)	$(255.86)
Series W	$47.96	$(123.88)	$(72.97)	$(232.81)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD (1)
Series A	179,814.990	245,937.673	200,481.475	246,571.644
Series B	28,337.449	40,350.892	31,926.881	41,613.378
Series W	22,533.621	24,859.370	22,995.816	25,266.275

(1)	Series D Units commenced trading on October 1, 2017, therefore no information is provided for Series D Units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(22,118,587)	$(75,381,934)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	5,746,596	(24,238,086)
(Increase) decrease in restricted cash	0	8,747,696
(Increase) decrease in interest receivable	550,344	381,074
Increase (decrease) in payable for securities purchased	6,233,933	0
Increase (decrease) in accounts payable and accrued expenses	(718,185)	(338,205)
Purchases of investments	(5,512,191,987)	(7,768,924,889)
Sales/maturities of investments	5,733,905,329	7,811,230,823
Net cash from (for) operating activities	211,407,443	(48,523,521)

Cash flows from (for) financing activities
Addition of units	22,768,588	66,208,774
Redemption of units	(213,382,397)	(75,057,072)
Offering costs paid	(2,215,890)	(2,952,547)
Net cash from (for) financing activities	(192,829,699)	(11,800,845)

Net increase (decrease) in cash	18,577,744	(60,324,366)

Unrestricted cash
Beginning of period	47,611,597	104,537,092
End of period	$66,189,341	$44,212,726

End of period cash consists of:
Cash in futures broker trading accounts	$46,145,623	$39,144,247
Cash	20,043,718	5,068,479
Total end of period cash	$66,189,341	$44,212,726

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Unitholders’ Capital - Series B
	Managing Operator		Other Unitholders		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2017

Balances at December 31, 2016	0.000	$0	36,691.856	$101,127,802	36,691.856	$101,127,802
Net income (loss) for the nine months ended September 30, 2017		0		(2,972,272)		(2,972,272)
Additions	0.000	0	14.356	40,002	14.356	40,002
Redemptions	0.000	0	(9,719.061)	(26,507,075)	(9,719.061)	(26,507,075)
Balances at September 30, 2017	0.000	$0	26,987.151	$71,688,457	26,987.151	$71,688,457

Nine Months Ended September 30, 2016

Balances at December 31, 2015	0.000	$0	43,230.672	$135,564,706	43,230.672	$135,564,706
Net income (loss) for the nine months ended September 30, 2016		(915)		(10,527,146)		(10,528,061)
Additions	0.000	0	104.514	314,572	104.514	314,572
Redemptions	(19.003)	(55,085)	(3,527.601)	(10,705,285)	(3,546.604)	(10,760,370)
Transfers	19.003	56,000	(19.003)	(56,000)	0.000	0
Balances at September 30, 2016	0.000	$0	39,788.582	$114,590,847	39,788.582	$114,590,847

Net Asset Value per Managing Operator and Other Unitholders’ Unit - Series B
September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
$2,656.39	$2,756.14	$2,879.99	$3,135.85

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Unitholders’ Capital
	Series A - Other Unitholders		Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2017

Balances at December 31, 2016	224,143.366	$572,449,293	0.000	$0	23,481.665	$66,856,645	$740,433,740
Net income (loss) for the nine months ended September 30, 2017 (1)		(17,702,837)		0		(1,443,478)	(22,118,587)
Additions	5,216.144	13,093,925	117.000	117,000	3,403.568	9,567,661	22,818,588
Redemptions	(62,083.237)	(155,739,483)	0.000	0	(3,496.838)	(9,852,759)	(192,099,317)
Offering costs		(1,894,545)		0		(243,563)	(2,138,108)
Balances at September 30, 2017	167,276.273	$410,206,353	117.000	$117,000	23,388.395	$64,884,506	$546,896,316

Nine Months Ended September 30, 2016

Balances at December 31, 2015	243,788.567	$711,962,948	0.000	$0	25,184.916	$80,553,752	$928,081,406
Net income (loss) for the nine months ended September 30, 2016		(59,262,613)		0		(5,591,260)	(75,381,934)
Additions	20,063.270	57,673,457	0.000	0	2,617.248	8,220,745	66,208,774
Redemptions	(20,058.345)	(56,314,105)	0.000	0	(2,683.770)	(8,393,359)	(75,467,834)
Offering costs		(2,628,480)		0		(296,753)	(2,925,233)
Balances at September 30, 2016	243,793.492	$651,431,207	0.000	$0	25,118.394	$74,493,125	$840,515,179

Net Asset Value per Other Unitholders’ Unit - Series A
September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
$2,452.27	$2,553.94	$2,672.06	$2,920.41

Net Asset Value per Other Unitholders’ Unit - Series D (1)
September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
$1,000.00	$-	$-	$-

Net Asset Value per Other Unitholders’ Unit - Series W
September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
$2,774.22	$2,847.19	$2,965.68	$3,198.49

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,421.99	$2,796.06	$2,553.94	$2,920.41

Income (loss) from operations:
Total net trading gains (losses) (1)	51.59	(96.17)	(34.28)	(166.14)
Net investment income (loss) (1)	(18.21)	(24.34)	(57.94)	(71.55)
Total net income (loss) from operations	33.38	(120.51)	(92.22)	(237.69)
Offering costs (1)	(3.10)	(3.49)	(9.45)	(10.66)
Net asset value per unit at end of period	$2,452.27	$2,672.06	$2,452.27	$2,672.06

Total Return (4)	1.25%	(4.43)%	(3.98)%	(8.50)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.30%	4.20%	4.28%	4.20%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.30%	4.20%	4.28%	4.20%

Net investment income (loss) (2),(3)	(3.00)%	(3.50)%	(3.12)%	(3.36)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,620.31	$3,009.86	$2,756.14	$3,135.85

Income (loss) from operations:
Total net trading gains (losses) (1)	55.80	(103.65)	(37.08)	(178.84)
Net investment income (loss) (1)	(19.72)	(26.22)	(62.67)	(77.02)
Total net income (loss) from operations	36.08	(129.87)	(99.75)	(255.86)
Net asset value per unit at end of period	$2,656.39	$2,879.99	$2,656.39	$2,879.99

Total Return (4)	1.38%	(4.31)%	(3.62)%	(8.16)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.27%	4.21%	4.27%	4.21%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.27%	4.21%	4.27%	4.21%

Net investment income (loss) (2),(3)	(2.98)%	(3.51)%	(3.12)%	(3.37)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2017 and 2016. This information has been derived from information presented in the unaudited financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,726.26	$3,089.56	$2,847.19	$3,198.49

Income (loss) from operations:
Total net trading gains (losses) (1)	58.01	(106.74)	(38.82)	(183.77)
Net investment income (loss) (1)	(6.55)	(13.28)	(23.56)	(37.29)
Total net income (loss) from operations	51.46	(120.02)	(62.38)	(221.06)
Offering costs (1)	(3.50)	(3.86)	(10.59)	(11.75)
Net asset value per unit at end of period	$2,774.22	$2,965.68	$2,774.22	$2,965.68

Total Return (4)	1.76%	(4.01)%	(2.56)%	(7.28)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.23%	2.42%	2.27%	2.43%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.23%	2.42%	2.27%	2.43%

Net investment income (loss) (2),(3)	(0.95)%	(1.72)%	(1.12)%	(1.59)%

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

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective August 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series D, and Series W commenced trading on October 1, 2008, October 1, 2017, and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1F, Note 1H, Note 2 and Note 6 for an explanation of allocations and Series specific charges.

B. Regulation

As a registrant with the Securities and Exchange Commission (the “SEC”), the Trust is subject to the regulatory requirements under the Securities and Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the “futures brokers”) and interbank market makers through which the Trust trades.

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

The Trust meets the definition of an investment company according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946-10, Financial Services - Investment Companies.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2017 and December 31, 2016, and for the periods ended September 30, 2017 and 2016, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	Fair Value at September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,732,554	$0	$0	$1,732,554
Fixed income securities	0	493,108,704	0	493,108,704

Other Financial Instruments
Exchange-traded futures contracts	11,061,588	0	0	11,061,588
Forward currency contracts	0	(7,378,766)	0	(7,378,766)
Total	$12,794,142	$485,729,938	$0	$498,524,080

	Fair Value at December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,602	$0	$0	$2,602
Fixed income securities	0	716,421,995	0	716,421,995

Other Financial Instruments
Exchange-traded futures contracts	3,672,086	0	0	3,672,086
Forward currency contracts	0	5,887,335	0	5,887,335
Total	$3,674,688	$722,309,330	$0	$725,984,018

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2017 or the year ended December 31, 2016.

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

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

F. Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Trust (“offering costs”). Series A units, Series D units and Series W units will each reimburse Campbell & Company for the offering costs incurred in relation to the offering of Series A units, Series D units and Series W units, respectively. Offering costs are charged to Series A, Series D and Series W at a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Series’ month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. Series A, Series D and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2017, and December 31, 2016, the amount of unreimbursed offering costs incurred by Campbell & Company is $427,613 and $1,221,734 for Series A units, $8,534 and $0 for Series D units and $295,859 and $367,121 for Series W units, respectively.

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

I. Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Management has evaluated the amendment and does not anticipate a material impact on the Trust’s financial statement disclosures

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which aims to improve the financial reporting of hedging relationships to better portray the economic results of risk management activity in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2018. Management has evaluated the amendment and does not anticipate a material impact on the Trust's financial statement disclosures.

Note 2. MANAGING OPERATOR AND COMMODITY TRADING ADVISOR

The managing operator of the Trust is Campbell & Company which conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust.

Series A units and Series B units pay the managing operator a monthly management fee equal to 1/12 of 4% (4% annually) of the Net Assets (as defined) of Series A units and Series B units, respectively, as of the end of each month. Series D units pay the managing operator a monthly management fee equal to 1/12 of 2.75% (2.75% annually) of the Net Assets (as defined) of Series D units as of the end of each month. Series W units pay the managing operator a monthly management fee equal to 1/12 of 2% (2% annually) of the Net Assets (as defined) of Series W units as of the end of each month. Each Series of units will pay the managing operator a quarterly performance fee equal to 20% of the aggregate cumulative appreciation in Net Asset Value per Unit (as defined) exclusive of appreciation attributable to interest income on a Series-by-Series basis.

The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark). In determining the management fee and performance fee (the “fees”), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Trust’s bank, broker or cash management custody accounts.

Note 3. TRUSTEE

The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 4. ADMINISTRATOR

Northern Trust Hedge Fund Services LLC serves as the Administrator of the Trust. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of- pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services.

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC (“RBS”). The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2017. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month- ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month- end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2017 and 2016, Campbell & Company received redemption fees of $13,391 and $22,461, respectively.

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

The following tables summarize quantitative information required by  ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2017 and December 31, 2016 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2017 Fair Value	Liability Derivatives at September 30, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,816,290	$(964,552)	$851,738
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,308,516	(103,603)	1,204,913
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,871,772	(4,516,961)	(1,645,189)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	12,979,715	(704,239)	12,275,476
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	548,250	(248,008)	300,242
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,544,841	(4,470,433)	(1,925,592)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	10,757,037	(18,135,803)	(7,378,766)
Totals		$32,826,421	$(29,143,599)	$3,682,822

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2016 Fair Value	Liability Derivatives at December 31, 2016 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$5,066,010	$(3,189,403)	$1,876,607
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,494,222	(138,066)	2,356,156
Metal Contracts	Net unrealized gain (loss) on open futures contracts	1,118,907	(7,285,751)	(6,166,844)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	7,600,744	(3,653,485)	3,947,259
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	223,914	(709,598)	(485,684)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,543,933	(1,399,341)	2,144,592
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	16,315,362	(10,428,027)	5,887,335
Totals		$36,363,092	$(26,803,671)	$9,559,421

* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2017	Trading Gains/(Losses) for the Three Months Ended September 30, 2016
Agriculture Contracts	$(13,357,258)	$7,727,273
Energy Contracts	(52,059)	(12,371,532)
Metal Contracts	(4,473,131)	(5,845,334)
Stock Indices Contracts	22,514,141	11,672,523
Short-Term Interest Rate Contracts	(1,128,656)	(1,788,940)
Long-Term Interest Rate Contracts	1,510,743	(13,503,510)
Forward Currency Contracts	8,927,904	(15,040,988)
Total	$13,941,684	$(29,150,508)

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017	Trading Gains/(Losses) for the Nine Months Ended September 30, 2016
Agriculture Contracts	$(24,397,575)	$(4,898,501)
Energy Contracts	(24,932,225)	(35,449,754)
Metal Contracts	(1,893,044)	(15,268,152)
Stock Indices Contracts	99,950,270	(12,565,063)
Short-Term Interest Rate Contracts	(5,075,663)	(5,604,922)
Long-Term Interest Rate Contracts	(23,100,013)	46,001,412
Forward Currency Contracts	(26,133,679)	(21,913,543)
Total	$(5,581,929)	$(49,698,523)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2017	Trading Gains/(Losses) for the Three Months Ended September 30, 2016
Futures trading gains (losses):
Realized**	$(35,573,374)	$(2,432,212)
Change in unrealized	40,587,154	(11,677,308)
Forward currency trading gains (losses):
Realized	14,537,016	(6,752,196)
Change in unrealized	(5,609,112)	(8,288,792)
Total	$13,941,684	$(29,150,508)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017	Trading Gains/(Losses) for the Nine Months Ended September 30, 2016
Futures trading gains (losses):
Realized**	$13,162,248	$(56,206,851)
Change in unrealized	7,389,502	28,421,871
Forward currency trading gains (losses):
Realized	(12,867,578)	(16,779,911)
Change in unrealized	(13,266,101)	(5,133,632)
Total	$(5,581,929)	$(49,698,523)

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended September 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 50,900 and 90,500, respectively, and the monthly average of notional value of forward currency contracts was $2,290,900,000 and $5,411,700,000, respectively.

For the nine months ended September 30, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 64,300 and 102,200, respectively, and the monthly average of notional value of forward currency contracts was $2,602,900,000 and $5,370,000,000, respectively.

Open contracts generally mature within three months; as of September 30, 2017, the latest maturity date for open futures contracts is December 2018 and the latest maturity date for open forward currency contracts is December 2017. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2017 and December 31, 2016 was $142,592,135 and $148,721,267, respectively, which equals approximately 26% and 20% of Net Asset Value, respectively. The cash deposited with the interbank market maker at September 30, 2017 and December 31, 2016 was $156,896 and $63,587, respectively, which equals approximately 0% and 0% of Net Asset Value, respectively. These amounts are included in cash. There was no restricted cash as of September 30, 2017 and December 31, 2016.

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

Offsetting of Derivative Assets
As of September 30, 2017

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,046,135	$(5,518,211)	$5,527,924
Futures contracts	Goldman Sachs	11,023,249	(5,489,585)	5,533,664
Forward currency contracts	Royal Bank of Scotland	10,757,037	(10,757,037)	0
Total derivatives		$32,826,421	$(21,764,833)	$11,061,588

Derivatives Assets and Collateral Received by Counterparty
As of September 30, 2017

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$5,527,924	$0	$0	$5,527,924
Goldman Sachs	5,533,664	0	0	5,533,664
Royal Bank of Scotland	0	0	0	0
Total	$11,061,588	$0	$0	$11,061,588

Offsetting of Derivative Liabilities
As of September 30, 2017

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,518,211	$(5,518,211)	$0
Futures contracts	Goldman Sachs	5,489,585	(5,489,585)	0
Forward currency contracts	Royal Bank of Scotland	18,135,803	(10,757,037)	7,378,766
Total derivatives		$29,143,599	$(21,764,833)	$7,378,766

Derivatives Liabilities and Collateral Pledged by Counterparty
As of September 30, 2017

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
Royal Bank of Scotland	7,378,766	(7,378,766	)*	0	0
Total	$7,378,766	$(7,378,766)		$0	$0

* Represents a portion of the $60,323,956 fair value in the U.S. Treasury Bills held at the interbank market maker.

Offsetting of Derivative Assets
As of December 31, 2016

Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	10,038,562	$(8,236,421)	$1,802,141
Futures contracts	Goldman Sachs	10,009,168	(8,139,223)	1,869,945
Forward currency contracts	Royal Bank of Scotland	16,315,362	(10,428,027)	5,887,335
Total derivatives		$36,363,092	$(26,803,671)	$9,559,421

Derivatives Assets and Collateral Received by Counterparty
As of December 31, 2016

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,802,141	$0	$0	$1,802,141
Goldman Sachs	1,869,945	0	0	1,869,945
Royal Bank of Scotland	5,887,335	0	0	5,887,335
Total	$9,559,421	$0	$0	$9,559,421

Offsetting of Derivative Liabilities
As of December 31, 2016

Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,236,421	$(8,236,421)	$0
Futures contracts	Goldman Sachs	8,139,223	(8,139,223)	0
Forward currency contracts	Royal Bank of Scotland	10,428,027	(10,428,027)	0
Total derivatives		$26,803,671	$(26,803,671)	$0

Derivatives Liabilities and Collateral Pledged by Counterparty
As of December 31, 2016

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
Royal Bank of Scotland	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2017 and December 31, 2016, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2017 and 2016, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2017 and December 31, 2016, the results of operations and financial highlights for the three months and nine months ended September 30, 2017 and 2016, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2017 and 2016.

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

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units. Effective August 1, 2017, the Trust began offering Series D units.

As of September 30, 2017, the aggregate capitalization of the Trust was $546,896,316 with Series A, Series B, Series D and Series W comprising $410,206,353, $71,688,457, $117,000 and $64,884,506, respectively, of the total. The Net Asset Value per Unit was $2,452.27 for Series A, $2,656.39 for Series B, $1,000.00 for Series D and $2,774.22 for Series W.

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

Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust’s assets are deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short- term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account  with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust’s assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. PNC invest the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Results of Operations

The returns for the nine months ended September 30, 2017 and 2016 for Series A were (3.98)% and (8.50)%, Series B were (3.62)% and (8.16)% and Series W were (2.56)% and (7.28)%, respectively.

2017 (For the Nine Months Ended September 30)

Of the (3.98)% return for nine months ended September 30, 2017 for Series A, approximately (0.91)% was due to trading losses (before commissions) and approximately (3.94)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series A.

Of the (3.62)% return for nine months ended September 30, 2017 for Series B, approximately (0.91)% was due to trading losses (before commissions) and approximately (3.58)% due to brokerage fees, management fees and operating costs, offset by approximately  0.87% due to investment income earned by Series B.

Of the (2.56)% return for nine months ended September 30, 2017 for Series W, approximately (0.91)% was due to trading losses (before commissions) and approximately (2.52)% due to brokerage fees, management fees, service fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series W.

During the nine months ended September 30, 2017, the Trust accrued management fees in the amount of $18,739,913 and paid management fees in the amount of $19,450,216. No performance fees were accrued or paid during this period.

An analysis of the (0.91)% gross trading losses for the Trust by sector is as follows:

Sector	% Gain (Loss)
Commodities	(7.85)%
Currencies	(3.57)
Interest Rates	(4.22)
Stock Indices	14.73
(0.91)%

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

Gains in stock indexes, FX, and interest rates led to a profitable February as profits came from stock indexes, foreign exchange, and interest rate positions while commodity holdings produced some partially offsetting losses for the Trust. Stock index holdings contributed some of the strongest gains to the Trust. Long holdings across the Trust’s universe of global stock indexes benefited from generally better than expected  economic data. The Bloomberg US indicator of economic surprises reached its strongest level since 2012. Solid fourth quarter 2016 corporate earnings reports also helped to fuel the rally, along with a steadily improving US labor market. Stock markets continued to look past the new Trump administration’s lack of policy implementation details and focused more on the potential benefits that tax reform, deregulation, and infrastructure spending might provide to global economies. Foreign exchange (FX) produced some additional gains as the Trust’s models took advantage of the mixed performance among the developed and emerging FX markets. Long positioning on higher-yielding currencies, such as the South African rand which rallied over 3% in February, proved profitable. A short position on the euro also showed a gain when it weakened on the back of French election concerns in the EU. Interest rate holdings also produced profits. Long positioning on longer-dated instruments within Germany provided some of the best gains. German 5-year and 10-year notes both rallied on a flight to quality move as investors grew more concerned about the spring French Presidential election. Marine Le Pen, the head of the far-right French Front National Party who has threatened to try to pull France out of the EU if elected, rose in the polls during the month. Commodity holdings modestly detracted from the February gains for the Trust. Profits from precious metals (mostly from silver) and industrial metals (mostly from aluminum) were more than offset by losses in the other sub- sectors. Grains were one of the worst performing sub-sectors as a short position on wheat suffered as the market rose to a 7-month high amid tight global ending stock projections.

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

April gains came from stock index, foreign exchange, and interest rate holdings while commodities produced some partially offsetting losses for the Trust. Stock index holdings contributed the strongest profits to the Trust during the month. Global stock markets generally shook off new tensions with North Korea and a US cruise-missile strike on targets in Syria. A market-friendly French election outcome, above-trend US earnings growth, and movement on a number of policies by the White House all provided a positive offset to the worrisome news. Long positioning on global stock indexes benefitted from the gains shown by equities during the month with some of the best profits coming from the United States and Hong Kong. Foreign exchange holdings added to the Trust gains during April. A short position on the Canadian dollar (versus the US dollar) benefitted as the loonie fell in value after President Trump announced a planned tariff on softwood lumber imports from Canada and also threatened to withdraw from the North American Free Trade Agreement (NAFTA). Some partially offsetting losses were seen from a short on the euro (versus the US dollar) when currency markets cheered the French election outcome and sent the euro sharply higher late in the month. Interest rate positions produced some additional profits. Long positioning on 10- year notes in Canada and Japan saw some of the best monthly gains within the sector as yields fell in those countries which sent bond prices higher. Commodity holdings produced losses during the month. Long positioning on crude suffered when that market saw a price drop as record US crude stockpiles began to raise doubts about OPEC’s ability to curtail a global supply glut. Long holdings on the industrial metals showed losses when an unwind of the global reflation trade pushed commodity prices lower. Some gains were found in long positioning on live cattle which saw sharp price gains amid supply concerns following declines in slaughter estimates and a drop in cold storage inventories.

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

The Trust showed a loss in June led down by Interest Rate Holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Trust’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Trust during June. Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Trust. Late in the month, Mario Draghi, President of the European Central Bank (ECB), gave a speech at the opening of the ECB’s Forum on Central Banking which heightened expectations for monetary policy tapering in Europe. In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages. The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come. The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Trust. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month. Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions. The loonie appreciated about 4% versus the US dollar as the BOC kick- started the theme of policy normalization which led to losses. Long holdings on global stock indexes ended the month showing little impact on the Trust. Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

The Trust showed a gain in July led by foreign exchange and stock index positions, while commodity and interest rate holdings produced partially offsetting losses during the month. Foreign exchange positions produced some of the strongest monthly gains for the Trust. Broad-based US dollar weakness during July was the result of expectations that the US Federal Reserve would have to pause their recent path of higher interest rates due to weaker inflation readings for the US economy. In addition, the unpredictability of the Trump administration and the general inability of the US Congress to make progress on any substantive policy priorities weighed on the US currency. Some of the best gains were found in long positioning on the Australian dollar, euro, Canadian dollar, and Norwegian krone (all versus short US dollars). Long holdings on global stock indexes also contributed to profits. Some of the best returns were found in Hong Kong, the United States, India, and the Netherlands. Second quarter earnings reports were generally stronger than expected and a less hawkish US Federal Reserve both provided a tailwind for stocks. Equities saw a period of unusually low volatility with the S&P VIX index touching an all-time low during July. Commodity holdings produced some of the largest losses during July. A short soybean holding drove losses in the grains sub-sector as the market rallied amid lowered crop conditions. A short position on silver was hurt amid higher demand and a weaker US dollar which conspired to send the price of the precious metal higher. In the softs sub-sector, a coffee short suffered as that market advanced to a 3-month high amid the weaker dollar and falling expectations for the Brazilian crop. Small offsetting gains were found in the energy sub-sector where a long on gasoline benefited from higher prices as crude inventories showed a contraction during the month. Interest rate positions produced some smaller losses for the Trust. Choppy price action was difficult for the trading systems to navigate as rate markets grappled with changing central bank messaging and a consolidation of the sharp sell-off seen in June.

The Trust showed a gain in August led by interest rate and commodity holdings, while foreign exchange and stock index positions produced some partially offsetting losses during the month. Interest rate positions produced the best gains for the Trust. Long positioning on German and Japanese long-term interest rate notes contributed some of the best sector gains. Early in the month, a spike in demand for safe-haven assets drove bond prices higher amid new threats by North Korea to launch missiles at the US territory of Guam. Later in the month, bonds benefitted again when North Korea launched a missile that flew over Japan, triggering a new round of safety-seeking trades. Commodity holdings produced some additional profits during August. Long positioning on copper and zinc experienced gains on the back of strengthening Chinese demand and improving macro conditions. Short wheat positions also produced profits as those markets sold-off amid steady harvest progress and improved crop ratings. The Trust experienced some partially offsetting losses in the energies, precious metals, and meats sub-sectors. Foreign exchange positions produced losses for the Trust. Long positioning on the New Zealand dollar (versus the US dollar) suffered when that country’s central bank took a more dovish tone in the monetary policy statement they issued early in August. The head of their central bank, Graeme Wheeler, then continued to jaw-bone down the currency in speeches later in the month. Long positioning on the British pound (versus the US dollar) also caused losses when that currency fell in value as UK economic data lagged Europe and prospects for higher UK interest rates diminished. Global stock indexes also contributed to losses during the month. Short positioning on the S&P 500 Volatility Index (also known as the VIX) produced losses for the Trust as that index shot up more than 30% amid the North Korean missile threats early in August. Some partially offsetting gains were found in a long holding on the Hang Seng Index in Hong Kong which continued its strong year-to-date uptrend.

September shows losses from foreign exchange, commodity, and interest rate holdings, while stock index positions produced some partially offsetting gains during the month. Foreign exchange positions produced losses for the   Trust. Short US dollar positioning against a variety of developed market and emerging market currencies drove the Trust declines. The US dollar began to strengthen post the September 20th Federal Open Market Committee (FOMC) interest rate meeting. On balance, the FOMC communication was more hawkish than expected. Later in the month, several FOMC members reinforced the hawkish rhetoric which cemented expectations for one more interest rate hike in 2017 which fueled the US dollar higher, hurting the Trust. Commodity holdings produced additional losses during September. The biggest sub-sector losses were found within the industrial metals complex. Long positioning on copper and nickel suffered due to the stronger US dollar and amid several bearish developments in China. Long positioning on gasoline also led to losses when that market sold-off as the impact from Hurricane Harvey on the Gulf Coast refinery infrastructure was less severe than originally expected. Interest rate positions created further losses for the Trust. Long positioning on German government notes produced some of the largest losses within the sector. German notes fell in tandem with US notes as a reflation trade fueled by President Trump’s tax overhaul plan generally pushed global yields higher. Global stock indexes contributed some partially offsetting gains for the Trust. Long positioning in Japan, the United States, and continental Europe produced some of the best gains. A weaker yen helped boost shares in Japan. In the US, shares traded higher as prospects for tax reform trumped two major hurricanes and threats from North Korea. A still accommodative European central bank and the reelection of Chancellor Angela Merkel in Germany kept a strong tailwind behind stocks in that region.

2016 (For the Nine Months Ended September 30)

Of the (8.50)% year to date return for Series A, approximately (5.21)% due to trading losses (before commissions) and approximately (3.92)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.63% due to investment income earned by Series A.

Of the (8.16)% year to date return for Series B, approximately (5.21)% due to trading losses (before commissions) and approximately (3.58)% due to brokerage fees, management fees, and operating costs, offset by approximately 0.63% due to investment income earned by Series B.

Of the (7.28)% year to date return for Series W, approximately (5.21)% due to trading losses (before commissions) and approximately (2.70)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.63% due to investment income earned by Series W.

During the nine months ended September 30, 2016, the Trust accrued management fees in the amount of $26,035,522 and paid management fees in the amount of $26,315,570. No performance fees were accrued or paid during this period.

An analysis of the (5.21)% gross trading loss for the Trust for the nine months ended September 30, 2016 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.93)%
Currencies	(2.49)
Interest Rates	4.64
Stock Indices	(1.43)
(5.21)%

The Trust showed a gain during January as profits came from foreign exchange, interest rate, and commodity holdings while stock indexes provided small offsetting losses during the month. Foreign exchange positions from both trend following and non-trend strategies produced some of the best gains. Long US dollar positioning versus short commodity currencies, such as the Mexican peso, Canadian dollar, and South African rand, showed gains as the commodity sell-off continued, especially within the energy complex. Short positioning on the British pound versus the US dollar also benefitted as global growth concerns reduced the likelihood of a Bank of England interest rate hike and on heightened speculation of a UK exit from the European Union (the so-called “BREXIT”). Interest rate positions provided additional gains to the Trust during January, particularly from the non-trend systems. Long positioning on both long-dated and short-dated instruments experienced profits. The sharp sell-off in global stock indexes fueled safe-haven buying in interest rate products. In addition, ongoing dovish commentary from global central banks added to the upward price pressure. In fact, near month-end, the Bank of Japan adopted a new, and unexpected, negative  interest rate  policy that fueled additional  buying of global  interest  rate markets. Some additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing. Short positioning within the energy complex, namely on WTI and Brent, produced some of the best gains. Oil prices touched a 12-year low during the month as Iranian export sanctions were lifted which only added to the persistent oversupply within global markets as world demand continued to wane. Short positioning on copper returned profits as that metal saw lower prices amid ongoing economic weakness within China. A short position on gold produced some offsetting losses as risk-off sentiment produced safe-haven buying of the metal. Stock indexes showed losses as long positioning from the trend systems suffered amid the steep sell-off in equities as global growth concerns persisted to start the New Year.

February for the Trust comprised of profits from interest rate, commodity, and stock index holdings while foreign exchange positions provided some offsetting losses during the month. Interest rate positions provided some of the best gains to the Trust during February, particularly from the non-trend systems. Long positioning on long-dated instruments experienced profits, while short-dated products saw small losses. The best sector gains were found within Germany and the UK. Concerns about European bank stocks were a major contributor to the risk-off sentiment during February which provided a tailwind to interest rate markets in the region. Anxieties over a possible BREXIT also drove safe-haven buying. Additional gains during the month came from commodity positions, with both trend and non-trend strategies contributing. Shorts within the energy complex, namely on natural gas, produced some of the best gains. Natural gas prices fell to a 17-year low amid milder temperatures and abundant production. Short positioning on the grains, especially corn and wheat, benefitted when prices dropped due to weaker export sales and healthy global supplies. Short positions on gold and silver produced some offsetting sector losses as the risk-off environment produced safe-haven buying of those metals. Stock index holdings showed a very small gain.  A short position on the Hang Seng index in Hong Kong was one of the best performing trades as that index fell amid ongoing concerns over the health of the Chinese economy. Foreign exchange positions from both trend following and non-trend strategies produced losses for the Trust. February saw some very choppy price action within the various currency pairs making for a difficult trading environment. The Trust was short the Japanese yen versus the US dollar and experienced losses when the yen strengthened despite the Bank of Japan’s recent negative interest rate policy announcement.  Trend following systems saw some offsetting gains from a short on the British pound as BREXIT concerns drove the currency to new multi-year lows.

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

The Trust showed a decline in April. Losses came from interest rate, commodity, stock index, and foreign exchange holdings. Interest rate holdings had the largest negative impact on the monthly P&L with both trend following and non-trend systems suffering. Fixed income prices saw a sharp reversal lower during the month which hurt long positioning within the Trust. Increasing inflation expectations amid a sharp bounce in crude oil prices, which have rallied over 60% from the decade-plus low seen in February, pushed interest rate yields higher and prices lower. Tentative signs that Chinese economic activity was beginning to stabilize only added to the downward pressure as money rotated to riskier assets, such as stocks and commodities. Commodity positions from both the trend and non-trend systems also provided losses to the Trust during April. Short positioning on the energies, industrial metals, soft commodities, and grain markets all contributed to the losses. Many markets in each of these sub-sectors saw sharp intra-month reversals to the upside fueled by short covering amid a revived “risk-on” environment. A weaker US dollar also contributed upward momentum to many of the dollar-denominated commodity markets. Some offsetting gains came from long positioning on silver which benefitted from the weaker US dollar and low inventory levels and short holdings on the cattle complex as those markets retreated on the back of slow seasonal demand and oversupply concerns. Stock index holdings showed a negative monthly P&L impact, especially from the trend models. Global equity indexes generally moved higher during April as commodity prices bounced and global central banks continued to provide an accommodative backdrop for stocks. Foreign exchange positions added additional losses. Short positioning on the British pound versus the US dollar showed losses when the pound strengthened as fears began to subside that the United Kingdom might vote to exit the European Union at a planned referendum in June (the so-called BREXIT).

Losses in commodities and foreign exchange left the Trust with a decline in May, while interest rate and stock index holdings produced gains. Commodity positions from both the trend and non-trend models provided losses to the Trust. Long holdings on gold and silver both suffered as the US dollar strengthened during the month. Short positioning within the energy complex generated losses as the price of crude rallied on back of the supply and demand equilibrium showing tentative signs of rebalancing. In the meats, short cattle positions suffered as those markets rose amid signs of increased demand. Small offsetting profits were found within the grains sub-sector as a long soybean position profited due to strong US export sales and South American crop concerns. Foreign exchange positions from both the trend and non-trend systems also showed losses during May. After weakening for several months in a row, the US dollar steadily strengthened throughout most of the month hurting the Trust’s short dollar positions against a variety of currencies. Front-end US yields repriced higher as the Fed reminded markets through multiple channels that all FOMC meetings going forward are “live” with respect to potential policy change, fueling US dollar strength. Interest rate holdings had one of the largest positive impacts on the monthly P&L with both trend following and non-trend systems showing gains. Long positioning on long-dated markets in Europe, Australia, and the UK produced some of the best gains. A mix of weaker economic data, dovish central bank actions, and concern over the late June UK referendum to leave the Euro-zone (i.e. “BREXIT”) all helped to push prices higher in those regions during May. Stock index holdings showed a positive monthly P&L impact, especially from the non-trend models. The faster-reacting non-trend systems were able to successfully navigate the choppy price action seen in many of the global stock indexes. A short position on the S&P 500 volatility index benefitted from the general risk- on environment in the second half of the month which pushed that index sharply lower.

The Trust showed a profit in June as gains came from interest rate and commodity markets, while stock index and foreign exchange holdings produced some losses. Interest rate holdings had the largest positive impact on the monthly P&L with both trend following and non-trend systems showing gains. Long positions across global interest rate markets showed strong profits, especially within Europe. United Kingdom voters surprised and shocked markets worldwide with their decision to leave the European Union. The so-called BREXIT sparked a risk-off reaction globally, with government bond futures among the largest beneficiaries, as investors accepted record low bond yields in multiple markets in exchange for the safety of government paper. Commodity positions from the trend models provided some additional gains. Long positioning on the precious metals was one of the best performing sub-sectors. The flight to safety triggered by the UK BREXIT vote along with dampened expectations of additional US FOMC interest rate hikes this year pushed gold and silver prices sharply higher. The grains sub- sector contributed additional profits led by a long soybean holding which rose amid a bullish June crop report. Short positioning on natural gas produced some offsetting losses as lower average inventories, as calculated by the US EIA, helped contribute to a short squeeze in that market. Stock index holdings produced some of the largest monthly losses with both the trend following and non-trend systems contributing. Long global stock index exposure suffered from risk-off selling caused by the uncertainty that the UK BREXIT vote created. In addition, a short position on the CBOE volatility index future produced losses amid the sharp spike in volatility due to the UK referendum. Foreign exchange positions showed some small losses during June. Mixed FX positioning against the US dollar led to mostly offsetting gains and losses. Profits were seen on a long Japanese yen position which strengthened in a flight-to safety trade. Losses were produced by positioning on the Euro which saw choppy price action leading up to and after the surprising BREXIT decision.

The Trust showed a profit in July with gains from stock index, commodity, and interest rate markets, while foreign exchange holdings produced some small losses. Stock index holdings produced some of the largest monthly gains with both the trend following and non-trend systems contributing. Global equity markets shook off the fear and uncertainty created by the UK’s decision to leave the European Union and produced strong gains during July. Long positioning within the Trust across global stock indexes benefitted from the higher prices with holdings in Australia, the UK, Canada, Germany, and Taiwan producing some of the best performance. Generally better than expected Q2 earnings results, attractive dividend yields, and the expectation that global central banks will keep rates lower for longer all offset terror attacks, a coup attempt in Turkey, and  uncertainty over the US presidential election. Commodity positions from both the trend and non-trend models provided some additional gains to the Trust.  Short positioning across the energy complex was profitable with both gasoline and WTI crude producing some of the best returns. Inventory reports during the month showed that supply was plentiful leading to lower prices. Precious metals added to gains within the sector as long positioning benefitted from a slightly weaker US dollar and ongoing accommodation from the US Federal Reserve. Some offsetting losses were produced within the grain sub-sector. A long position on soybeans suffered from weaker demand amid robust crop expectations. Interest rate holdings had a positive impact on the monthly P&L with trend following systems showing gains. Long positioning on long-dated interest rate markets produced some of the best profits. Holdings in Australia benefitted from an accommodative central bank that is grappling with persistently low inflation readings and uncertainty around the newly elected Prime Minister’s effectiveness given his very narrow victory. Foreign exchange positioning produced small losses driven by non-trend following strategies. Choppy price action and a mix of long and short positioning versus the US dollar led to the muted P&L within the FX sector overall.

Decline in August came from losses primarily in commodity, foreign exchange, and interest rate positions, while stock index positions closed the month flat. Commodity holdings from the trend models provided some of the largest losses to the Trust. Positioning within the energy and precious metal sub-sectors caused a bulk of the damage. Short positioning within the energy complex suffered from concerns that OPEC might try to rein in production at an informal meeting scheduled for September which helped fuel a short squeeze. Long holdings on precious metals also caused losses as growing expectations for higher interest rates in the US led to a sell-off in both gold and silver. The Trust did receive some offsetting gains from a short position on wheat which saw its price decline to a 10-year low on abundant supply. Foreign exchange positions from both trend following and non-trend following strategies also showed losses during August. Some of the largest monthly losses were seen in the euro, Mexican peso, and Australian dollar (all versus the US dollar). Choppy price action in the euro and peso created a difficult environment for our systems to trade profitably. A multi-month uptrend in the Aussie dollar produced losses when that currency experienced a price reversal beginning in the middle of the month. Interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses. Long positioning, especially within the US, suffered from a better than expected July US employment report released early in the month. A growing stream of comments from US Federal Reserve members signaling their willingness to potentially raise interest rates at one of three remaining 2016 FOMC meetings also pressured interest rate markets lower, sending yields higher. Stock index P&L was relatively flat as a long position within Australia was hurt by a sell-off in the financial, mining, and telecommunication sectors. Some offsetting gains were found in a long position within Hong Kong which rose in value on better than expected earnings and amid the news that the long- planned stock-trading link between Hong Kong and China was officially approved.

Losses across all asset classes leave the Trust lower in September as interest rate holdings had a negative impact on the monthly P&L with trend following and non-trend systems both showing losses. Uncertainty and nervousness over central bank interest rate decisions drove global fixed income prices lower in the first half of September as the US Federal Reserve, the Bank of Japan, and the European Central Bank all made intra-month policy announcements. On balance, all three major central banks leaned more hawkish than expected, with the US FOMC indicating that one interest rate hike was likely before year-end. The Trust was hurt by long positioning on long- dated markets, especially within Australia, the US, and the UK. Commodity holdings from both non-trend and trend models provided additional losses. A surprise announcement from OPEC that the cartel had agreed to some production cuts sent the crude complex sharply higher, hurting short positioning. Oversold price bounces in corn and wheat hurt short positioning within the grains. Some offsetting gains were seen in the softs and meats. A continued trend higher in the price of sugar benefitted long positioning, while a drop in both hog and cattle prices was profitable for short holdings, as prices fell about 23% and 7%, respectively. Stock index holdings added to the monthly losses as the non-trend systems struggled to successfully trade choppy global equity index markets. Global stocks sold off in the first half of the month following bond prices lower as yields rose. Stocks then bounced once markets digested major central bank announcements, only to see prices fall on financial health concerns surrounding Deutsche Bank (DB). Prices then rebounded when headlines turned more positive on the outlook for DB near month-end. Foreign exchange positions from the non-trend following strategies showed small losses. The non- trend systems failed to successfully navigate a very choppy environment for many major currencies. Among the biggest P&L contributors, the Mexican peso produced gains, while the Canadian dollar and euro produced losses.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2017 and December 31, 2016 and the trading gains/losses by market category for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.52%	(7.85)%
Currencies	0.82%	(3.57)%
Interest Rates	0.46%	(4.22)%
Stock Indices	1.01%	14.73%
Aggregate/Total	1.38%	(0.91)%

*
– The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	– Represents the gross trading for the Trust for the nine months ended September 30, 2017.

Of the (3.98)% return for nine months ended September 30, 2017 for Series A, approximately (0.91)% was due to trading losses (before commissions) and approximately (3.94)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series A.

Of the (3.62)% return for nine months ended September 30, 2017 for Series B, approximately (0.91)% was due to trading losses (before commissions) and approximately (3.58)% due to brokerage fees, management fees and operating costs, offset by approximately 0.87% due to investment income earned by Series B.

Of the (2.56)% return for nine months ended September 30, 2017 for Series W, approximately (0.91)% was due to trading losses (before commissions) and approximately (2.52)% due to brokerage fees, management fees, service fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series W.

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

Of the (12.55)% return for year ended 2016 for Series A, approximately (8.19)% was due to trading losses (before commissions) and approximately (5.18)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A, offset by approximately 0.82% due to investment income earned by Series A.

Of the (12.11)% return for year ended 2016 for Series B, approximately (8.19)% was due to trading losses (before commissions) and approximately (4.74)% due to brokerage fees, management fees and operating costs borne by Series B, offset by approximately 0.82% due to investment income earned by Series B.

Of the (10.98)% return for year ended 2016 for Series W, approximately (8.19)% was due to trading losses (before commissions) and approximately (3.61)% due to brokerage fees, management fees, service fees, offering costs and operating costs borne by Series W, offset by approximately 0.82% due to investment income earned by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2017 by market sector.

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

Agricultural

The Trust’s agricultural exposure is to fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of September 30, 2017.

Foreign Currency Balances

The Trust’s primary foreign currency balances are in Australian Dollar, British Pounds, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

U.S. Treasury Bill Positions Held for Margin Purposes

The Trust also has market exposure in its U.S. Treasury Bill portfolio. The Trust holds U.S. Treasury Bills with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to- market losses on the Trust’s U.S. Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2017 and 2016, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2017 and 2016, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2017 and 2016, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016, (ii) Statements of Financial Condition as of September 30, 2017 and December 31, 2016, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2017 and 2016, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2017 and 2016, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2017 and 2016, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2017 and 2016, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator
Date: November 14, 2017
	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer