Form 10-Q
period 2018-03-31
CAMPBELL FUND TRUST
filed 2018-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2018 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$21,351,644	4.20%
	Credit Cards	11,956,044	2.35%
	Equipment Loans	485,311	0.10%
	Total Asset Backed Securities (cost $33,976,008)	33,792,999	6.65%

	Bank Deposits
	United States
	Financials	4,289,399	0.85%
	Total Bank Deposits (cost $4,295,269)	4,289,399	0.85%

	Commercial Paper
	Canada
	Financials (cost $7,855,515)	7,838,233	1.54%
	Switzerland
	Financials (cost $3,012,388)	3,008,443	0.59%
	United States
	Communications	17,558,785	3.45%
	Consumer Discretionary	22,507,400	4.43%
	Consumer Staples	19,566,537	3.85%
	Financials	18,836,628	3.71%
	Industrials	26,549,888	5.22%
	Utilities	44,470,487	8.76%
	Total United States (cost $149,507,834)	149,489,725	29.42%
	Total Commercial Paper (cost $160,375,737)	160,336,401	31.55%

	Corporate Bonds
	Canada
	Financials (cost $11,401,320)	11,352,380	2.24%
	Ireland
	Financials (cost $2,976,656)	2,967,259	0.58%
	Japan
	Financials (cost $2,020,000)	2,000,924	0.39%
	United Kingdom
	Energy	4,872,597	0.96%
	Financials	5,856,450	1.15%
	Total United Kingdom (cost $10,784,487)	10,729,047	2.11%
	United States
	Communications	37,913,274	7.46%
	Consumer Discretionary	17,931,134	3.53%
	Consumer Staples	11,809,227	2.32%
	Energy	2,771,469	0.55%
	Financials	54,103,587	10.65%
	Industrials	5,908,861	1.16%
	Technology	6,273,522	1.23%
	Utilities	1,490,366	0.29%
	Total United States (cost $138,321,012)	138,201,440	27.19%
	Total Corporate Bonds (cost $165,503,475)	165,251,050	32.51%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$35,680,000	U.S. Treasury Bills Due 04/26/2018*	35,642,177	7.01%
$18,892,500	U.S. Treasury Bills Due 05/24/2018*	18,848,016	3.71%
$23,217,500	U.S. Treasury Bills Due 06/21/2018*	23,131,074	4.55%
	Total Government And Agency Obligations (cost $77,624,218)	77,621,267	15.27%
	Total Fixed Income Securities ** (cost $441,774,707)	$441,291,116	86.83%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Money Market Funds
	United States
	Money Market Funds (cost $3,638)	$3,638	0.00%
	Total Short Term Investments (cost $3,638)	$3,638	0.00%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2018 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$330,944	0.06%
Energy	3,435,796	0.68%
Metals	(6,000,922)	(1.18)%
Stock indices	(469,497)	(0.09)%
Short-term interest rates	(354)	0.00%
Long-term interest rates	5,923,524	1.16%
Net unrealized gain (loss) on long futures contracts	$3,219,491	0.63%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$4,603,279	0.91%
Metals	5,527,354	1.09%
Stock indices	(765,029)	(0.15)%
Short-term interest rates	(1,018,150)	(0.20)%
Long-term interest rates	(2,619,388)	(0.52)%
Net unrealized gain (loss) on short futures contracts	5,728,066	1.13%
Net unrealized gain (loss) on open futures contracts	$8,947,557	1.76%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(4,640,124)	(0.91)%
Various short forward currency contracts	1,420,436	0.28%
Net unrealized gain (loss) on open forward currency contracts	$(3,219,688)	(0.63)%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $67,492,016 deposited with the futures brokers and $10,129,251 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017 (Unaudited)

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017 (Unaudited)

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$924,150	0.17%
Energy	4,224,681	0.78%
Metals	6,713,170	1.23%
Stock indices	4,003,518	0.73%
Short-term interest rates	(239,756)	(0.04)%
Long-term interest rates	(4,999,798)	(0.92)%
Net unrealized gain (loss) on long futures contracts	$10,625,965	1.95%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,408,552	0.44%
Energy	(1,761,620)	(0.32)%
Metals	(2,785,648)	(0.51)%
Stock indices	(113,440)	(0.02)%
Short-term interest rates	250,252	0.04%
Long-term interest rates	370,399	0.07%
Net unrealized gain (loss) on short futures contracts	(1,631,505)	(0.30)%
Net unrealized gain (loss) on open futures contracts	$8,994,460	1.65%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$15,396,303	2.82%
Various short forward currency contracts	(12,294,439)	(2.25)%
Net unrealized gain (loss) on open forward currency contracts	$3,101,864	0.57%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $67,430,443 deposited with the futures brokers and $31,087,099 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2018 AND DECEMBER 31, 2017 (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Equity in futures broker trading accounts
Cash	$38,164,562	$46,914,581
Restricted cash	0	936,583
Fixed income securities (cost $67,493,074 and $67,458,506, respectively)	67,492,016	67,430,443
Net unrealized gain (loss) on open futures contracts	8,947,557	8,994,460
Total equity in futures broker trading accounts	114,604,135	124,276,067

Cash	9,000,569	1,828,845
Restricted cash at interbank market maker	24,895,468	0
Short term investments (cost $3,638 and $12,271, respectively)	3,638	12,271
Fixed income securities (cost $374,281,633 and $427,107,573, respectively)	373,799,100	427,026,084
Net unrealized gain (loss) on open forward currency contracts	(3,219,688)	3,101,864
Interest receivable	810,278	951,297
Subscription receivable	0	50,000
Total assets	$519,893,500	$557,246,428

LIABILITIES
Accounts payable	$380,369	$330,154
Management fee payable	1,613,437	1,740,589
Payable for securities purchased	1,378,138	0
Accrued commissions and other trading fees on open contracts	77,023	79,893
Offering costs payable	187,846	202,016
Performance fee payable	0	3,207
Redemptions payable	8,010,589	9,067,414
Total liabilities	11,647,402	11,423,273

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 150,598.963 and 155,656.273 units outstanding at March 31, 2018 and December 31, 2017	378,336,951	407,786,433
Series B Units – Redeemable
Other Unitholders - 23,438.326 and 24,609.317 units outstanding at March 31, 2018 and December 31, 2017	63,943,614	69,925,360
Series D Units – Redeemable
Other Unitholders - 973.760 and 259.610 units outstanding at March 31, 2018 and December 31, 2017	983,780	273,175
Series W Units – Redeemable
Other Unitholders - 22,636.352 and 22,774.964 units outstanding at March 31, 2018 and December 31, 2017	64,981,753	67,838,187
Total unitholders' capital (Net Asset Value)	508,246,098	545,823,155
Total liabilities and unitholders' capital (Net Asset Value)	$519,893,500	$557,246,428

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(20,699,374)	$20,430,798
Change in unrealized	(46,903)	2,647,223
Brokerage commissions	(471,679)	(807,617)
Net gain (loss) from futures trading	(21,217,956)	22,270,404

Forward currency trading gains (losses)
Realized	10,109,895	(5,502,888)
Change in unrealized	(6,321,552)	(14,864,813)
Brokerage commissions	(35,340)	(39,234)
Net gain (loss) from forward currency trading	3,753,003	(20,406,935)
Total net trading gain (loss)	(17,464,953)	1,863,469

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,156,415	1,730,563
Realized gain (loss) on fixed income securities	632	20,699
Change in unrealized gain (loss) on fixed income securities	(374,039)	95,289
Total investment income	1,783,008	1,846,551

Expenses
Management fee	5,031,566	6,883,524
Service fee	0	25,238
Operating expenses	295,216	363,332
Total expenses	5,326,782	7,272,094
Net investment income (loss)	(3,543,774)	(5,425,543)
NET INCOME (LOSS)	$(21,008,727)	$(3,562,074)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT (1)
(based on weighted average number of units outstanding during the period)
Series A	$(103.07)	$(13.75)
Series B	$(112.70)	$(14.53)
Series D	$(53.66)	$-
Series W	$(103.67)	$(1.31)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT (1)
Series A	$(107.58)	$(15.81)
Series B	$(113.26)	$(13.63)
Series D	$(41.96)	$-
Series W	$(107.95)	$(4.50)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD (1)
Series A	154,223.168	219,166.365
Series B	24,352.679	35,666.446
Series D	336.849	-
Series W	22,677.194	23,368.768

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$(21,008,727)	$(3,562,074)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	6,742,494	12,122,301
(Increase) decrease in interest receivable	141,019	460,130
Increase (decrease) in payable for securities purchased	1,378,138	0
Increase (decrease) in accounts payable and accrued expenses	(83,014)	(320,644)
Purchases of investments	(1,475,689,035)	(1,981,906,445)
Sales/maturities of investments	1,528,489,040	2,045,186,101
Net cash from (for) operating activities	39,969,915	71,979,369

Cash flows from (for) financing activities
Addition of units	4,537,172	7,412,865
Redemption of units	(21,527,136)	(66,759,141)
Offering costs paid	(599,361)	(801,646)
Net cash from (for) financing activities	(17,589,325)	(60,147,922)

Net increase (decrease) in cash and restricted cash	22,380,590	11,831,447

Cash and restricted cash at beginning of period	49,680,009	47,611,597
Cash and restricted cash at end of period	$72,060,599	$59,443,044

The following table provides a reconciliation of cash and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and restricted cash at end of period consists of:
Cash in futures broker trading accounts	$38,164,562	$46,914,581
Restricted cash in futures broker trading accounts	0	936,583
Cash	9,000,569	1,828,845
Restricted cash at interbank market maker	24,895,468	0
Total cash and restricted cash at end of period	$72,060,599	$49,680,009

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series D - Other Unitholders (1)
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2018

Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360	259.610	$273,175
Net income (loss) for the three months ended March 31, 2018		(15,895,347)		(2,744,441)		(18,073)
Additions	942.555	2,394,608	0.000	0	714.150	729,114
Redemptions	(5,999.865)	(15,447,850)	(1,170.991)	(3,237,305)	0.000	0
Offering costs		(500,893)		0		(436)
Balances at March 31, 2018	150,598.963	$378,336,951	23,438.326	$63,943,614	973.760	$983,780

Three Months Ended March 31, 2017

Balances at December 31, 2016	224,143.366	$572,449,293	36,691.856	$101,127,802	0.000	$0
Net income (loss) for the three months ended March 31, 2017		(3,013,391)		(518,168)		0
Additions	2,337.333	5,930,020	14.356	40,002	0.000	0
Redemptions	(17,030.818)	(43,059,140)	(3,145.811)	(8,610,006)	0.000	0
Offering costs		(696,589)		0		0
Balances at March 31, 2017	209,449.881	$531,610,193	33,560.401	$92,039,630	0.000	$0

Net Asset Value per Other Unitholders' Unit - Series A
March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
$2,512.21	$2,619.79	$2,538.13	$2,553.94

Net Asset Value per Other Unitholders' Unit - Series B
March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
$2,728.16	$2,841.42	$2,742.51	$2,756.14

Net Asset Value per Other Unitholders' Unit - Series D (1)
March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
$1,010.29	$1,052.25	$0.00	$0.00

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

	Series W - Other Unitholders		Trust
	Units	Amount	Total Amount
Three Months Ended March 31, 2018

Balances at December 31, 2017	22,774.964	$67,838,187	$545,823,155
Net income (loss) for the three months ended March 31, 2018		(2,350,866)	(21,008,727)
Additions	477.234	1,363,450	4,487,172
Redemptions	(615.846)	(1,785,156)	(20,470,311)
Offering costs		(83,862)	(585,191)
Balances at March 31, 2018	22,636.352	$64,981,753	$508,246,098

Three Months Ended March 31, 2017

Balances at December 31, 2016	23,481.665	$66,856,645	$740,433,740
Net income (loss) for the three months ended March 31, 2017		(30,515)	(3,562,074)
Additions	561.528	1,592,843	7,562,865
Redemptions	(989.084)	(2,800,264)	(54,469,410)
Offering costs		(82,938)	(779,527)
Balances at March 31, 2017	23,054.109	$65,535,771	$689,185,594

Net Asset Value per Other Unitholders' Unit - Series W
March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
$2,870.68	$2,978.63	$2,842.69	$2,847.19

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,619.79	$2,553.94

Income (loss) from operations:
Total net trading gains (losses) (1)	(85.55)	7.57
Net investment income (loss) (1)	(18.78)	(20.20)
Total net income (loss) from operations	(104.33)	(12.63)
Offering costs (1)	(3.25)	(3.18)
Net asset value per unit at end of period	$2,512.21	$2,538.13
Total Return (4)	(4.11)%	(0.62)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.23%	4.23%
Performance fee (4)	0.00%	0.00%
Total expenses	4.23%	4.23%
Net investment income (loss) (2),(3)	(2.90)%	(3.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$2,841.42	$2,756.14

Income (loss) from operations:
Total net trading gains (losses) (1)	(92.88)	8.17
Net investment income (loss) (1)	(20.38)	(21.80)
Total net income (loss) from operations	(113.26)	(13.63)
Net asset value per unit at end of period	$2,728.16	$2,742.51
Total Return (4)	(3.99)%	(0.49)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.24%
Performance fee (4)	0.00%	0.00%
Total expenses	4.24%	4.24%
Net investment income (loss) (2),(3)	(2.90)%	(3.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2018. This information has been derived from information presented in the financial statements.

Series D (1)
Three Months Ended
March 31, 2018
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (2)	(36.41)
Net investment income (loss) (2)	(4.26)
Total net income (loss) from operations	(40.67)
Offering costs (2)	(1.29)
Net asset value per unit at end of period	$1,010.29
Total Return (5)	(3.99)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.83%
Performance fee (5)	0.00%
Total expenses	2.83%
Net investment income (loss) (3),(4)	(1.57)%

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

(3)	Excludes performance fee.
(4)	Annualized.
(5)	Not annualized.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$2,978.63	$2,847.19

Income (loss) from operations:
Total net trading gains (losses) (1)	(97.66)	8.50
Net investment income (loss) (1)	(6.59)	(9.45)
Total net income (loss) from operations	(104.25)	(0.95)
Offering costs (1)	(3.70)	(3.55)
Net asset value per unit at end of year	$2,870.68	$2,842.69
Total Return (4)	(3.62)%	(0.16)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.22%	2.36%
Performance fee (4)	0.00%	0.00%
Total expenses	2.22%	2.36%
Net investment income (loss) (2),(3)	(0.89)%	(1.33)%

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
MARCH 31, 2018 (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective July 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series D and Series W commenced trading on October 1, 2008, October 1, 2017 and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1F, Note 1H, Note 2 and Note 6 for an explanation of allocations and Series specific charges.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report Form 10-K filed with the SEC for the year ended December 31, 2017. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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
MARCH 31, 2018 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2018 and December 31, 2017, and for the periods ended March 31, 2018 and 2017, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	Fair Value at March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,638	$0	$0	$3,638
Fixed income securities	0	441,291,116	0	441,291,116

Other Financial Instruments
Exchange-traded futures contracts	8,947,557	0	0	8,947,557
Forward currency contracts	0	(3,219,688)	0	(3,219,688)
Total	$8,951,195	$438,071,428	$0	$447,022,623

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,271	$0	$0	$12,271
Fixed income securities	0	494,456,527	0	494,456,527

Other Financial Instruments
Exchange-traded futures contracts	8,994,460	0	0	8,994,460
Forward currency contracts	0	3,101,864	0	3,101,864
Total	$9,006,731	$497,558,391	$0	$506,565,122

There were no transfers to or from Level 1 to Level 2 for the period ended March 31, 2018 or the year ended December 31, 2017.

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
MARCH 31, 2018 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2018, and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $13,751 and $206,222 for Series A units, $24,774 and $19,412 for Series D units and $256,998 and $285,675 for Series W units, respectively.

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

I. Recently Issued Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which aims to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement. The amendment is effective for the interim and annual reporting periods beginning after December 15, 2017. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Trust’s financial statement disclosures.

J. Reclassification

Certain 2017 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

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
MARCH 31, 2018 (Unaudited)

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2018. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with RBS. The Trust typically earns interest income on its assets deposited with RBS.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the three months ended March 31, 2018 and 2017, Campbell & Company received redemption fees of $0 and $6,159, respectively.

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2018 and December 31, 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2018 Fair Value	Liability Derivatives at March 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$5,559,595	$(625,372)	$4,934,223
Energy Contracts	Net unrealized gain (loss) on open futures contracts	3,504,393	(68,597)	3,435,796
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,881,400	(6,354,968)	(473,568)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	809,821	(2,044,347)	(1,234,526)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	302,245	(1,320,749)	(1,018,504)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,939,842	(2,635,706)	3,304,136
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	8,160,502	(11,380,190)	(3,219,688)
Totals		$30,157,798	$(24,429,929)	$5,727,869

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,638,592	$(305,890)	$3,332,702
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,230,158	(1,767,097)	2,463,061
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,733,650	(2,806,128)	3,927,522
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,430,613	(2,540,535)	3,890,078
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	509,198	(498,702)	10,496
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	853,564	(5,482,963)	(4,629,399)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	17,067,988	(13,966,124)	3,101,864
Totals		$39,463,763	$(27,367,439)	$12,096,324

*	Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2018	Trading Gains/(Losses) for the Three Months Ended March 31, 2017
Agriculture Contracts	$(4,329,334)	$(11,055,648)
Energy Contracts	2,303,319	(15,569,615)
Metal Contracts	(472,264)	8,960,811
Stock Indices Contracts	(27,516,280)	53,742,969
Short-Term Interest Rate Contracts	4,116,466	(2,162,101)
Long-Term Interest Rate Contracts	5,126,124	(10,930,037)
Forward Currency Contracts	3,788,343	(20,367,701)
Total	$(16,983,626)	$2,618,678

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2018	Trading Gains/(Losses) for the Three Months Ended March 31, 2017
Futures trading gains (losses):
Realized**	$(20,725,066)	$20,339,156
Change in unrealized	(46,903)	2,647,223
Forward currency trading gains (losses):
Realized	10,109,895	(5,502,888)
Change in unrealized	(6,321,552)	(14,864,813)
Total	$(16,983,626)	$2,618,678

** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended March 31, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 44,400 and 66,700, respectively, and the monthly average of notional value of forward currency contracts was $2,056,400,000 and $2,765,000,000, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

Open contracts generally mature within three months; as of March 31, 2018, the latest maturity date for open futures contracts is June 2019 and the latest maturity date for open forward currency contracts is June 2018. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2018 and December 31, 2017 was $77,621,267 and $98,517,542, respectively, which equals approximately 15% and 18% of Net Asset Value, respectively. The cash deposited with the interbank market maker at March 31, 2018 and December 31, 2017 was $31,404,365 and $265,952, respectively, which equals approximately 6% and 0% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the broker and interbroker market maker at March 31, 2018 and December 31, 2017 was restricted cash for margin requirements of $24,895,468 and $936,583, respectively, which equals approximately 5% and 0% of Net Asset Value, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

Offsetting of Derivative Assets
As of March 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,436,663	$(6,768,140)	$4,668,523
Futures contracts	Goldman Sachs	10,560,633	(6,281,599)	4,279,034
Forward currency contracts	Royal Bank of Scotland	8,160,502	(8,160,502)	0
Total derivatives		$30,157,798	$(21,210,241)	$8,947,557

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,668,523	$0	$0	$4,668,523
Goldman Sachs	4,279,034	0	0	4,279,034
Royal Bank of Scotland	0	0	0	0
Total	$8,947,557	$0	$0	$8,947,557

Offsetting of Derivative Liabilities
As of March 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,768,140	$(6,768,140)	$0
Futures contracts	Goldman Sachs	6,281,599	(6,281,599)	0
Forward currency contracts	Royal Bank of Scotland	11,380,190	(8,160,502)	3,219,688
Total derivatives		$24,429,929	$(21,210,241)	$3,219,688

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments		Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0		$0	$0
Goldman Sachs	0	0		0	0
Royal Bank of Scotland	3,219,688	(3,219,688	)*	0	0
Total	$3,219,688	$(3,219,688)		$0	$0

*	Represents a portion of the $10,129,251 fair value in U.S. Treasury Bills held at the interbank market maker.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018 (Unaudited)

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
MARCH 31, 2018 (Unaudited)

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

Note 12. INTERIM FINANCIALS STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2018 and December 31, 2017, the Statements of Operations and Financial Highlights for the three months ended March 31, 2018 and 2017, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2018 and December 31, 2017, the results of operations and financial highlights for the three months ended March 31, 2018 and 2017, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, the aggregate capitalization of the Trust was $508,246,098 with Series A, Series B, Series D and Series W comprising $378,336,951, $63,943,614, $983,780 and $64,981,753, respectively, of the total. The Net Asset Value per Unit was $2,512.21 for Series A, $2,728.16 for Series B, $1,010.29 for Series D and $2,870.68 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2018 and 2017 for Series A were (4.11)% and (0.62)%, Series B were (3.99)% and (0.49)%, Series D (commenced trading on October 1, 2017) were (3.99)% and 0.00% and Series W were (3.62)% and (0.16)%, respectively.

2018 (For the Three Months Ended March 31)

Of the (4.11)% return for three months ended March 31, 2018 for Series A, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.27)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned by Series A.

Of the (3.99)% return for three months ended March 31, 2018 for Series B, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.15)% due to brokerage fees, management fees and operating costs, offset by approximately 0.33% due to investment income earned by Series B.

Of the (3.99)% return for three months ended March 31, 2018 for Series D, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.15)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned  by Series D.

Of the (3.62)% return for three months ended March 31, 2018 for Series W, approximately (3.17)% was due to trading losses (before commissions) and approximately (0.78)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned  by Series W.

During the three months ended March 31, 2018, the Trust accrued management fees in the amount of $5,031,566 and paid management fees in the amount of $5,158,718. There were no performance fees accrued during this period and performance fees were paid in the amount of $3,207.

An analysis of the (3.17)% gross trading losses for the Trust for the three months ended March 31, 2018 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(0.21)%
Currencies	0.73
Interest Rates	1.51
Stock Indices	(5.20)
(3.17)%

The Trust showed a profit in January as gains came from foreign exchange, stock index, and interest rate holdings.  Commodity positions showed some losses. Foreign exchange positioning, in both developed and emerging FX markets, generated gains during January.  The Trust was predominately positioned short the US dollar against other traded currencies and benefitted from a weaker greenback during the month.  The weakness can be attributed to a few different themes, including expected hawkish central bank policy shifts outside the US as growth exceeds expectations, trade tensions, and US deficit concerns.  The best gains came from long positioning on the British pound, Norwegian krone, and euro all versus short the US dollar. Long positioning on global stock indices also drove profits for the Trust.  Most global stock indices welcomed 2018 with robust gains driven by a variety of factors.  A synchronized upswing of global economic growth, stronger than expected corporate earnings results, and a major tailwind from the recently passed tax reform in the US all drove equities higher.  The so-called “fear of missing out” dynamic only intensified the demand for equity exposure.  The best profits were generated in the United States and across Asia, specifically in Hong Kong and Taiwan. Interest rate positions, from long-dated and short-dated bond markets, created additional gains for the Trust.  Short positioning on US markets, specifically the 10-year and 5-year notes along with 90-day Eurodollar and 2-year notes, drove a bulk of the profits in the sector.  US yields marched higher throughout the month as bond prices dropped amid expectations that the US Federal Reserve will continue its gradual interest rate policy tightening, as US inflation expectations continue to firm against a positive economic backdrop. Commodity holdings produced losses during the month.  Profits from long positioning on precious and industrial metals and energy markets were overwhelmed by losses from short grain holdings.  The weaker US dollar and stronger economic environment helped the metal and energy longs while strong export sales data hurt the grain shorts.

The Trust declined in February due to losses from stock index, commodity, and foreign exchange holdings.  Fixed income positions showed partially offsetting gains. Long positioning on global stock indices drove losses for the Trust.  After extending the long-term rally to start 2018, global equity markets spiked lower in the first half of the month.  The sell-off was led by US stocks as markets experienced a sharp increase in volatility.  While crowded equity positions sold off on profit-taking, the VIX (a measure of volatility on the S&P 500) had its largest ever daily climb on February 5th.  The largest Trust loss came out of the US, specifically on the short VIX contract. Commodity holdings produced additional losses.  The biggest commodity sub-sector losses were found within the energy markets as long positioning across the complex suffered on the back of increasing US supplies.  Additionally, short grain positions generated losses as those markets rallied on strong export sales activity and weather concerns in key growing regions.  Long precious metal positions also produced losses amid the stronger US dollar, firmer inflation, and quicker Fed tightening expectations.  Foreign exchange positioning, in both developed and emerging FX markets, generated losses during February.  After the recent trend of a weakening US dollar, the Trust was positioned short the USD against all of our traded currencies and suffered from a broad correction in the greenback during the month.  The reaction from the FX markets to the equity sell-off early in the month was relatively muted, and the market instead focused on higher US yields and heightened inflation expectations. Interest rate positions created some offsetting gains for the Trust.  Short positioning on US markets drove the bulk of the profits in the sector.  After global fixed income markets rallied on the risk-off trade early in February, Treasuries saw a greater correction than other government bond markets.  US yields ultimately moved higher on the month amid expectations that the Federal Reserve will continue its path of tightening, while inflation expectations continue to firm against a positive economic backdrop.

March for the Trust was comprised of gains from commodity holdings while stock index and foreign exchange positions showed partially offsetting losses.  Interest rate positions had little impact on the Trust during the month. Commodity holdings produced the best gains during March.  Long positioning on the crude complex within the energy sub-sector generated profits.  Geopolitical concerns around the US potentially pulling out of the Iran nuclear deal, bullish inventory data, and speculation that OPEC might extend existing production cuts all combined to push energy prices higher during the month.  Mixed positioning across the softs sub-sector proved profitable in March as well.  A short sugar position gained amid ongoing global surplus concerns while a long cocoa holding also experienced profits as output worries from the Ivory Coast lifted prices. Long positioning on global stock indices produced some losses for the Trust.  Holdings in Australia, Singapore, Hong Kong, Japan, and the US contributed to some of the worst performance within the sector.  Fear over a potential global trade war, tightening financial conditions after the US Federal Reserve raised interest rates, and concern over additional turnover among senior members of President Trump’s inner circle all put pressure on global equity markets during the month. Foreign exchange positioning on developed FX markets drove the sector’s losses during March.  A late month rally in the US dollar produced losses from short dollar positions.  The largest loss came from short US dollar versus a long euro holding.  Dampening of concerns around a global trade war and quarter-end flows into the greenback both helped to boost the currency in the waning days of the month.  Positioning on emerging market currencies produced almost no P&L effect for the Trust during March. Interest rate positions contributed a negligible P&L impact for the Trust.  Gains from long-term markets were offset by losses in short-term markets leaving the sector nearly unchanged for the month.

2017 (For the Three Months Ended March 31)

Of the (0.62)% return for three months ended March 31, 2017 for Series A, approximately 0.43% due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (1.31)% due to brokerage fees, management fees, operating costs and offering costs borne by Series A.

Of the (0.49)% return for three months ended March 31, 2017 for Series B, approximately 0.43% due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (1.18)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the (0.16)% return for three months ended March 31, 2017 for Series W, approximately 0.43% due to trading gains (before commissions) and approximately 0.26% due to investment income, offset by approximately (0.85)% due to brokerage fees, management fees, service fees, operating costs and offering costs borne by Series W.

During the three months ended March 31, 2017, the Trust accrued management fees in the amount of $6,883,524 and paid management fees in the amount of $7,083,408.  No performance fees were accrued or paid during this period.

An analysis of the 0.43% gross trading gains for the Trust for the three months ended March 31, 2017 by sector is as follows:

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

 The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of March 31, 2018 and December 31, 2017 and the trading gains/losses by market category for the three months ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.80%	(0.21)%
Currencies	0.71%	0.73%
Interest Rates	0.42%	1.51%
Stock Indices	1.60%	(5.20)%
Aggregate/Total	2.66%	(3.17)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2018.

Of the (4.11)% return for three months ended March 31, 2018 for Series A, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.27)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned by Series A.

Of the (3.99)% return for three months ended March 31, 2018 for Series B, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.15)% due to brokerage fees, management fees and operating costs, offset by approximately 0.33% due to investment income earned by Series B.

Of the (3.99)% return for three months ended March 31, 2018 for Series D, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.15)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned  by Series D.

Of the (3.62)% return for three months ended March 31, 2018 for Series W, approximately (3.17)% was due to trading losses (before commissions) and approximately (0.78)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned  by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2018 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2018.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2018 and December 31, 2017, (ii) Statements of Financial Condition March 31, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months Ended March 31, 2018 and 2017, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2018 and 2017, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Three Months Ended March 31, 2018 and 2017, (vi) Financial Highlights For the Three Months Ended March 31, 2018 and 2017, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2018 and December 31, 2017, (ii) Statements of Financial Condition March 31, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months Ended March 31, 2018 and 2017, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2018 and 2017, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Three Months Ended March 31, 2018 and 2017, (vi) Financial Highlights For the Three Months Ended March 31, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 15, 2018	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer