Form 10-Q
period 2018-06-30
CAMPBELL FUND TRUST
filed 2018-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to from

or

Commission File number: 000-50264

THE CAMPBELL FUND TRUST

(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number)

2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

(410) 413-2600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2018 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$19,118,281	4.26%
	Credit Cards	10,965,395	2.44%
	Total Asset Backed Securities (cost $30,218,619)	30,083,676	6.70%

	Bank Deposits
	United States
	Financials	7,548,447	1.68%
	Total Bank Deposits (cost $7,548,618)	7,548,447	1.68%

	Commercial Paper
	Canada
	Financials (cost $9,595,508)	9,590,478	2.14%
	United States
	Communications	29,118,788	6.48%
	Consumer Discretionary	2,392,091	0.53%
	Energy	12,640,662	2.82%
	Financials	3,600,085	0.80%
	Industrials	14,589,688	3.25%
	Utilities	62,792,508	13.98%
	Total United States (cost $125,145,275)	125,133,822	27.86%
	Total Commercial Paper (cost $134,740,783)	134,724,300	30.00%

	Corporate Bonds
	Canada
	Financials (cost $13,013,852)	12,966,241	2.89%
	Ireland
	Financials (cost $2,976,072)	2,963,341	0.66%
	Japan
	Financials (cost $2,695,163)	2,673,381	0.60%
	United Kingdom
	Energy	4,873,476	1.08%
	Financials	9,734,358	2.17%
	Total United Kingdom (cost $14,634,834)	14,607,834	3.25%
	United States
	Communications	12,704,364	2.83%
	Consumer Discretionary	13,850,914	3.08%
	Consumer Staples	12,661,847	2.82%
	Energy	2,772,131	0.62%
	Financials	62,959,188	14.02%
	Industrials	5,895,913	1.31%
	Technology	6,275,616	1.40%
	Utilities	1,492,776	0.33%
	Total United States (cost $118,680,916)	118,612,749	26.41%
	Total Corporate Bonds (cost $152,000,837)	151,823,546	33.81%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$10,985,000	U.S. Treasury Bills Due 07/19/2018*	10,976,084	2.44%
$19,292,500	U.S. Treasury Bills Due 08/23/2018*	19,241,782	4.29%
$29,162,500	U.S. Treasury Bills Due 09/20/2018*	29,041,152	6.47%
	Total Government And Agency Obligations (cost $59,253,228)	59,259,018	13.20%
	Total Fixed Income Securities ** (cost $383,762,085)	$383,438,987	85.39%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2018 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $7,853)	$7,853	0.00%
Total Short Term Investments (cost $7,853)	$7,853	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(814,187)	(0.18)%
Energy	4,663,463	1.04%
Metals	(6,814,587)	(1.52)%
Stock indices	(2,090,761)	(0.47)%
Short-term interest rates	373	0.00%
Long-term interest rates	3,930,691	0.88%
Net unrealized gain (loss) on long futures contracts	$(1,125,008)	(0.25)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,780,509	0.62%
Metals	3,913,004	0.88%
Stock indices	9,116	0.00%
Short-term interest rates	(613,504)	(0.14)%
Long-term interest rates	(752,540)	(0.17)%
Net unrealized gain (loss) on short futures contracts	$5,336,585	1.19%
Net unrealized gain (loss) on open futures contracts	$4,211,577	0.94%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(5,786,620)	(1.29)%
Various short forward currency contracts	17,226,714	3.84%
Net unrealized gain (loss) on open forward currency contracts	$11,440,094	2.55%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $59,259,018 deposited with the futures brokers.

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

SHORT TERM INVESTMENTS

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2018 AND DECEMBER 31, 2017 (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Equity in futures brokers trading accounts
Cash	$36,936,692	$46,914,581
Restricted cash	0	936,583
Fixed income securities (cost $59,253,228 and $67,458,506, respectively)	59,259,018	67,430,443
Net unrealized gain (loss) on open futures contracts	4,211,577	8,994,460
Total equity in futures brokers trading accounts	100,407,287	124,276,067

Cash and cash equivalents	18,595,684	1,828,845
Restricted cash at interbank market maker	17,863,894	0
Short term investments (cost $7,853 and $12,271, respectively)	7,853	12,271
Fixed income securities (cost $324,508,857 and $427,107,573, respectively)	324,179,969	427,026,084
Net unrealized gain (loss) on open forward currency contracts	11,440,094	3,101,864
Interest receivable	1,059,863	951,297
Subscription receivable	101,836	50,000
Total assets	$473,656,480	$557,246,428

LIABILITIES
Accounts payable	$371,563	$330,154
Management fee payable	1,470,128	1,740,589
Accrued commissions and other trading fees on open contracts	79,539	79,893
Offering costs payable	127,109	202,016
Performance fee payable	0	3,207
Redemptions payable	22,563,629	9,067,414
Total liabilities	24,611,968	11,423,273

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 132,921.154 and 155,656.273 units outstanding at June 30, 2018 and December 31, 2017, respectively	327,578,957	407,786,433
Series B Units – Redeemable
Other Unitholders - 22,077.786 and 24,609.317 units outstanding at June 30, 2018 and December 31, 2017, respectively	59,117,983	69,925,360
Series D Units – Redeemable
Other Unitholders - 1,335.598 and 259.610 units outstanding at June 30, 2018 and December 31, 2017, respectively	1,326,880	273,175
Series W Units – Redeemable
Other Unitholders - 21,575.737 and 22,774.964 units outstanding at June 30, 2018 and December 31, 2017, respectively	61,020,692	67,838,187
Total unitholders’ capital (Net Asset Value)	449,044,512	545,823,155
Total liabilities and unitholders’ capital (Net Asset Value)	$473,656,480	$557,246,428

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,011,980	$28,497,527	$(19,687,394)	$48,928,325
Change in unrealized	(4,735,980)	(35,844,875)	(4,782,883)	(33,197,652)
Brokerage commissions	(499,776)	(902,457)	(971,455)	(1,710,074)
Net gain (loss) from futures trading	(4,223,776)	(8,249,805)	(25,441,732)	14,020,599

Forward currency trading gains (losses)
Realized	(17,394,872)	(21,901,706)	(7,284,977)	(27,404,594)
Change in unrealized	14,659,782	7,207,824	8,338,230	(7,656,989)
Brokerage commissions	(43,877)	(37,076)	(79,217)	(76,310)
Net gain (loss) from forward currency trading	(2,778,967)	(14,730,958)	974,036	(35,137,893)
Total net trading gain (loss)	(7,002,743)	(22,980,763)	(24,467,696)	(21,117,294)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,540,361	1,891,168	4,696,776	3,621,731
Realized gain (loss) on fixed income securities	(48,217)	(11,469)	(47,585)	9,230
Change in unrealized gain (loss) on fixed income securities	160,493	38,657	(213,546)	133,946
Total investment income	2,652,637	1,918,356	4,435,645	3,764,907

Expenses
Management fee	4,517,057	6,318,438	9,548,623	13,201,962
Service fee	0	0	0	25,238
Operating expenses	276,672	352,824	571,888	716,156
Total expenses	4,793,729	6,671,262	10,120,511	13,943,356
Net investment income (loss)	(2,141,092)	(4,752,906)	(5,684,866)	(10,178,449)
NET INCOME (LOSS)	$(9,143,835)	$(27,733,669)	$(30,152,562)	$(31,295,743)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT (1)
(based on weighted average number of units outstanding during the period)
Series A	$(48.51)	$(106.56)	$(153.17)	$(116.63)
Series B	$(51.01)	$(111.75)	$(165.64)	$(120.67)
Series D	$(11.52)	$-	$(43.00)	$-
Series W	$(40.67)	$(112.99)	$(144.87)	$(113.62)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT (1)
Series A	$(47.75)	$(116.14)	$(155.33)	$(131.95)
Series B	$(50.45)	$(122.20)	$(163.71)	$(135.83)
Series D	$(16.82)	$-	$(58.78)	$-
Series W	$(42.47)	$(116.43)	$(150.42)	$(120.93)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD (1)
Series A	145,474.670	202,463.071	149,848.919	210,814.718
Series B	22,878.199	31,776.749	23,615.439	33,721.597
Series D	1,084.928	-	710.889	-
Series W	22,297.407	23,085.060	22,487.301	23,226.914

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$(30,152,562)	$(31,295,743)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(3,341,801)	40,720,695
(Increase) decrease in interest receivable	(108,566)	156,800
Increase (decrease) in accounts payable and accrued expenses	(232,613)	(578,480)
Purchases of investments	(2,883,153,213)	(3,778,268,643)
Sales/maturities of investments	2,993,961,625	3,906,796,240
Net cash from (for) operating activities	76,972,870	137,530,869

Cash flows from (for) financing activities
Addition of units	6,777,747	15,691,207
Redemption of units	(59,111,754)	(138,741,498)
Offering costs paid	(922,602)	(1,555,914)
Net cash from (for) financing activities	(53,256,609)	(124,606,205)

Net increase (decrease) in cash, cash equivalents and restricted cash	23,716,261	12,924,664

Cash, cash equivalents and restricted cash at beginning of period	49,680,009	47,611,597
Cash, cash equivalents and restricted cash at end of period	$73,396,270	$60,536,261

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2018	December 31, 2017
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$36,936,692	$46,914,581
Restricted cash in futures brokers trading accounts	0	936,583
Cash and cash equivalents	18,595,684	1,828,845
Restricted cash at interbank market maker	17,863,894	0
Total cash, cash equivalents and restricted cash at end of period	$73,396,270	$49,680,009

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series D - Other Unitholders (1)
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2018

Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360	259.610	$273,175
Net income (loss) for the six months ended June 30, 2018		(22,952,697)		(3,911,570)		(30,570)
Additions	1,665.740	4,160,018	0.000	0	1,075.988	1,086,054
Redemptions	(24,400.859)	(60,731,287)	(2,531.531)	(6,895,807)	0.000	0
Offering costs		(683,510)		0		(1,779)
Balances at June 30, 2018	132,921.154	$327,578,957	22,077.786	$59,117,983	1,335.598	$1,326,880

Six Months Ended June 30, 2017

Balances at December 31, 2016	224,143.366	$572,449,293	36,691.856	$101,127,802	0.000	$0
Net income (loss) for the six months ended June 30, 2017		(24,587,687)		(4,069,125)		0
Additions	4,342.487	10,936,571	14.356	40,002	0.000	0
Redemptions	(38,349.975)	(96,953,218)	(7,613.470)	(20,866,700)	0.000	0
Offering costs		(1,336,820)		0		0
Balances at June 30, 2017	190,135.878	$460,508,139	29,092.742	$76,231,979	0.000	$0

Net Asset Value per Other Unitholders’ Unit - Series A
June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
$2,464.46	$2,619.79	$2,421.99	$2,553.94

Net Asset Value per Other Unitholders’ Unit - Series B
June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
$2,677.71	$2,841.42	$2,620.31	$2,756.14

Net Asset Value per Other Unitholders’ Unit - Series D (1)
June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
$993.47	$1,052.25	$0.00	$0.00

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

	Series W - Other Unitholders		Trust
	Units	Amount	Total Amount
Six Months Ended June 30, 2018

Balances at December 31, 2017	22,774.964	$67,838,187	$545,823,155
Net income (loss) for the six months ended June 30, 2018		(3,257,725)	(30,152,562)
Additions	556.428	1,583,511	6,829,583
Redemptions	(1,755.655)	(4,980,875)	(72,607,969)
Offering costs		(162,406)	(847,695)
Balances at June 30, 2018	21,575.737	$61,020,692	$449,044,512

Six Months Ended June 30, 2017

Balances at December 31, 2016	23,481.665	$66,856,645	$740,433,740
Net income (loss) for the six months ended June 30, 2017		(2,638,931)	(31,295,743)
Additions	1,683.098	4,789,430	15,766,003
Redemptions	(2,284.069)	(6,463,562)	(124,283,480)
Offering costs		(164,769)	(1,501,589)
Balances at June 30, 2017	22,880.694	$62,378,813	$599,118,931

Net Asset Value per Other Unitholders’ Unit - Series W
June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
$2,828.21	$2,978.63	$2,726.26	$2,847.19

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 31, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,512.21	$2,538.13	$2,619.79	$2,553.94

Income (loss) from operations:
Total net trading gains (losses) (1)	(33.97)	(93.64)	(119.28)	(86.04)
Net investment income (loss) (1)	(12.52)	(19.34)	(31.49)	(39.57)
Total net income (loss) from operations	(46.49)	(112.98)	(150.77)	(125.61)
Offering costs (1)	(1.26)	(3.16)	(4.56)	(6.34)
Net asset value per unit at end of period	$2,464.46	$2,421.99	$2,464.46	$2,421.99
Total Return (4)	(1.90)%	(4.58)%	(5.93)%	(5.17)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.25%	4.26%	4.25%	4.26%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.25%	4.26%	4.25%	4.26%
Net investment income (loss) (2),(3)	(2.04)%	(3.09)%	(2.50)%	(3.16)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,728.16	$2,742.51	$2,841.42	$2,756.14

Income (loss) from operations:
Total net trading gains (losses) (1)	(36.84)	(101.29)	(129.50)	(93.06)
Net investment income (loss) (1)	(13.61)	(20.91)	(34.21)	(42.77)
Total net income (loss) from operations	(50.45)	(122.20)	(163.71)	(135.83)
Net asset value per unit at end of period	$2,677.71	$2,620.31	$2,677.71	$2,620.31
Total Return (4)	(1.85)%	(4.46)%	(5.76)%	(4.93)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.28%	4.24%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.24%	4.28%	4.24%	4.28%
Net investment income (loss) (2),(3)	(2.04)%	(3.11)%	(2.50)%	(3.18)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2018. This information has been derived from information presented in the financial statements.

	Series D (1)
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,010.29	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (2)	(13.60)	(51.25)
Net investment income (loss) (2)	(1.98)	(5.03)
Total net income (loss) from operations	(15.58)	(56.28)
Offering costs (2)	(1.24)	(2.50)
Net asset value per unit at end of period	$993.47	$993.47
Total Return (5)	(1.66)%	(5.59)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	2.89%	2.70%
Performance fee (5)	0.00%	0.00%
Total expenses	2.89%	2.70%
Net investment income (loss) (3),(4)	(0.77)%	(0.91)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,870.68	$2,842.69	$2,978.63	$2,847.19

Income (loss) from operations:
Total net trading gains (losses) (1)	(38.70)	(105.39)	(136.31)	(96.87)
Net investment income (loss) (1)	(0.25)	(7.50)	(6.89)	(16.97)
Total net income (loss) from operations	(38.95)	(112.89)	(143.20)	(113.84)
Offering costs (1)	(3.52)	(3.54)	(7.22)	(7.09)
Net asset value per unit at end of period	$2,828.21	$2,726.26	$2,828.21	$2,726.26
Total Return (4)	(1.48)%	(4.10)%	(5.05)%	(4.25)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.23%	2.22%	2.23%	2.29%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.23%	2.22%	2.23%	2.29%
Net investment income (loss) (2),(3)	(0.04)%	(1.06)%	(0.48)%	(1.20)%

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
JUNE 30, 2018 (Unaudited)

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

B. Regulation

As a registrant with the Securities and Exchange Commission (the “SEC”), the Trust is subject to the regulatory requirements under the Securities and Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the “futures brokers”) and interbank market maker through which the Trust trades.

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

The fixed income investments are marked to market on the last business day of the reporting period by the Administrator using a third-party vendor hierarchy of pricing providers who specialize in such markets. The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

The short-term investments represent cash held at the custodian and invested overnight in a money market fund.

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
JUNE 30, 2018 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2018 and December 31, 2017, and for the periods ended June 30, 2018 and 2017, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	Fair Value at June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,853	$0	$0	$7,853
Fixed income securities	0	383,438,987	0	383,438,987

Other Financial Instruments
Exchange-traded futures contracts	4,211,577	0	0	4,211,577
Forward currency contracts	0	11,440,094	0	11,440,094
Total	$4,219,430	$394,879,081	$0	$399,098,511

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,271	$0	$0	$12,271
Fixed income securities	0	494,456,527	0	494,456,527

Other Financial Instruments
Exchange-traded futures contracts	8,994,460	0	0	8,994,460
Forward currency contracts	0	3,101,864	0	3,101,864
Total	$9,006,731	$497,558,391	$0	$506,565,122

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2018 or the year ended December 31, 2017.

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2018, and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $100,721 and $206,222 for Series A units, $35,542 and $19,412 for Series D units and $237,803 and $285,675 for Series W units, respectively.

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

K. Reclassification

Certain 2017 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash, cash equivalents and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
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

Note 4. ADMINISTRATOR

Northern Trust Hedge Fund Services LLC serves as the Administrator of the Trust. The Administrator receives fees at rates agreed-upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services.

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
JUNE 30, 2018 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”), formerly the Royal Bank of Scotland. The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2018. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the six months ended June 30, 2018 and 2017, Campbell & Company received redemption fees of $245 and $9,752, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2018 and December 31, 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2018 Fair Value	Liability Derivatives at June 30, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,727,341	$(1,761,019)	$1,966,322
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,904,223	(240,760)	4,663,463
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,845,409	(7,746,992)	(2,901,583)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,286,744	(3,368,389)	(2,081,645)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	111,495	(724,626)	(613,131)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,092,654	(914,503)	3,178,151
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	19,923,547	(8,483,453)	11,440,094
Totals		$38,891,413	$(23,239,742)	$15,651,671

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,638,592	$(305,890)	$3,332,702
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,230,158	(1,767,097)	2,463,061
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,733,650	(2,806,128)	3,927,522
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,430,613	(2,540,535)	3,890,078
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	509,198	(498,702)	10,496
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	853,564	(5,482,963)	(4,629,399)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	17,067,988	(13,966,124)	3,101,864
Totals		$39,463,763	$(27,367,439)	$12,096,324

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three and six months ended June 30, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/Losses) for the Three Months Ended June 30, 2018	Trading Gains/(Losses) for the Three Months Ended June 30, 2017
Agriculture Contracts	$(4,093,993)	$15,331
Energy Contracts	10,859,812	(9,310,552)
Metal Contracts	(9,866,141)	(6,380,724)
Stock Indices Contracts	(426,669)	23,693,161
Short-Term Interest Rate Contracts	1,799,680	(1,784,906)
Long-Term Interest Rate Contracts	(1,932,596)	(13,680,719)
Forward Currency Contracts	(2,735,090)	(14,693,882)
Total	$(6,394,997)	$(22,142,291)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2018	Trading Gains/(Losses) for the Six Months Ended June 30, 2017
Agriculture Contracts	$(8,423,327)	$(11,040,317)
Energy Contracts	13,163,132	(24,880,167)
Metal Contracts	(10,338,405)	2,580,087
Stock Indices Contracts	(27,942,949)	77,436,130
Short-Term Interest Rate Contracts	5,916,146	(3,947,007)
Long-Term Interest Rate Contracts	3,193,528	(24,610,756)
Forward Currency Contracts	1,053,253	(35,061,583)
Total	$(23,378,622)	$(19,523,613)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2018	Trading Gains/(Losses) for the Three Months Ended June 30, 2017
Futures trading gains (losses):
Realized**	$1,076,073	$28,396,466
Change in unrealized	(4,735,980)	(35,844,875)
Forward currency trading gains (losses):
Realized	(17,394,872)	(21,901,706)
Change in unrealized	14,659,782	7,207,824
Total	$(6,394,997)	$(22,142,291)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2018	Trading Gains/(Losses) for the Six Months Ended June 30, 2017
Futures trading gains (losses):
Realized**	$(19,648,992)	$48,735,622
Change in unrealized	(4,782,883)	(33,197,652)
Forward currency trading gains (losses):
Realized	(7,284,977)	(27,404,594)
Change in unrealized	8,338,230	(7,656,989)
Total	$(23,378,622)	$(19,523,613)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
For the three months ended June 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 42,600 and 75,200, respectively, and the monthly average of notional value of forward currency contracts was $2,242,600,000 and $2,752,800,000, respectively.

For the six months ended June 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 43,500 and 71,000, respectively, and the monthly average of notional value of forward currency contracts was $2,149,500,000 and $2,758,900,000, respectively.

Open contracts generally mature within three months; as of June 30, 2018, the latest maturity date for open futures contracts is September 2019 and the latest maturity date for open forward currency contracts is September 2018. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

Under the terms of the ISDA Agreement with NatWest, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2018 and December 31, 2017 was $59,259,018 and $98,517,542, respectively, which equals approximately 13% and 18% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2018 and December 31, 2017 was $26,423,461 and $265,952, respectively, which equals approximately 6% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the brokers and interbroker market maker at June 30, 2018 and December 31, 2017 was restricted cash for margin requirements of $17,863,894 and $936,583, respectively, which equals approximately 4% and 0% of Net Asset Value, respectively.

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
Offsetting of Derivative Assets
As of June 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,690,986	$(7,531,837)	$2,159,149
Futures contracts	Goldman Sachs	9,276,880	(7,224,452)	2,052,428
Forward currency contracts	NatWest Markets plc	19,923,547	(8,483,453)	11,440,094
Total derivatives		$38,891,413	$(23,239,742)	$15,651,671

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$2,159,149	$0	$0	$2,159,149
Goldman Sachs	2,052,428	0	0	2,052,428
NatWest Markets plc	11,440,094	0	0	11,440,094
Total	$15,651,671	$0	$0	$15,651,671

Offsetting of Derivative Liabilities
As of June 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,531,837	$(7,531,837)	$0
Futures contracts	Goldman Sachs	7,224,452	(7,224,452)	0
Forward currency contracts	NatWest Markets plc	8,483,453	(8,483,453)	0
Total derivatives		$23,239,742	$(23,239,742)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,246,678	$(6,805,740)	$4,440,938
Futures contracts	Goldman Sachs	11,149,097	(6,595,575)	4,553,522
Forward currency contracts	NatWest Markets plc	17,067,988	(13,966,124)	3,101,864
Total derivatives		$39,463,763	$(27,367,439)	$12,096,324

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$4,440,938	$0	$0	$4,440,938
Goldman Sachs	4,553,522	0	0	4,553,522
NatWest Markets plc	3,101,864	0	0	3,101,864
Total	$12,096,324	$0	$0	$12,096,324

Offsetting of Derivative Liabilities
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,805,740	$(6,805,740)	$0
Futures contracts	Goldman Sachs	6,595,575	(6,595,575)	0
Forward currency contracts	NatWest Markets plc	13,966,124	(13,966,124)	0
Total derivatives		$27,367,439	$(27,367,439)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018 (Unaudited)
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

Note 12. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2018 and December 31, 2017, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2018 and 2017, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2018 and December 31, 2017, the results of operations and financial highlights for the three months and six months ended June 30, 2018 and 2017, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, the aggregate capitalization of the Trust was $449,044,512 with Series A, Series B, Series D and Series W comprising $327,578,957, $59,117,983, $1,326,880 and $61,020,692, respectively, of the total. The Net Asset Value per Unit was $2,464.46 for Series A, $2,677.71 for Series B, $993.47 for Series D and $2,828.21 for Series W.

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

The entire offering proceeds, without deductions, will be credited to the Trust’s bank, custodial and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash and U.S. government securities with the futures brokers and the over-the-counter counterparty. This does not reduce the risk of loss from trading activities. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

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

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust’s assets and are invested directly by PNC Capital Advisors, LLC (“PNC”). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. PNC invest the assets according to agreed-upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day at fair value. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Trust.

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

Results of Operations

The returns for the six months ended June 30, 2018 and 2017 for Series A were (5.93)% and (5.17)%, Series B were (5.76)% and (4.93)%, Series D (commenced trading on October 1, 2017) were (5.59)% and 0.00% and Series W were (5.05)% and (4.25)%, respectively.

2018 (For the Six Months Ended June 30)

Of the (5.93)% return for six months ended June 30, 2018 for Series A, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.50)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series A.

Of the (5.76)% return for six months ended June 30, 2018 for Series B, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.33)% due to brokerage fees, management fees and operating costs, offset by approximately 0.87% due to investment income earned by Series B.

Of the (5.59)% return for six months ended June 30, 2018 for Series D, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.16)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series D.

Of the (5.05)% return for six months ended June 30, 2018 for Series W, approximately (4.30)% was due to trading losses (before commissions) and approximately (1.62)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series W.

During the six months ended June 30, 2018, the Trust accrued management fees in the amount of $9,548,623 and paid management fees in the amount of $9,819,084. There were no performance fees accrued during this period and performance fees were paid in the amount of $3,207.

An analysis of the (4.30)% gross trading losses for the Trust for the six months ended June 30, 2018 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(0.86)%
Currencies	0.32
Interest Rates	1.53
Stock Indices	(5.29)
(4.30)%

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

The Trust had losses in April which came from foreign exchange and commodity positions while fixed income and stock index holdings produced some partially offsetting gains for the Trust. Foreign exchange positioning, in both developed and emerging FX markets, generated losses in April.  After the recent trend of a weakening US dollar, the Trust was positioned short the US dollar against most of our traded currencies and suffered from a broad correction in the greenback.  Early in the month, FX markets focused more on trade frictions and geopolitical tension but as those concerns eased, the market instead looked to higher US interest rates and heightened inflation expectations, causing a US dollar rally. Commodity holdings produced additional losses during April.  The biggest sub-sector detractor was found within the industrial metals complex.  Short positioning on aluminum suffered when the commodity pushed higher on supply worries following Russian sanctions by the White House.  Energy and soft commodity holdings produced partially offsetting gains.  Long positioning across the crude complex generated profits as the sub-sector rose to multi-year highs on supply disruptions. Interest rate positions, from long-dated and short-dated bond markets, created gains for the Trust.  Short positioning on US markets, specifically the 10-year and 5-year notes along with Eurodollar and 2-year notes, drove profits in the sector.  US bond prices fell and yields trended higher with the 10-year note yield piercing the widely scrutinized 3% level intra-month.  Firming inflation expectations and the rebound in the US dollar provided support to yields. Long positioning on several stock indexes produced additional gains as global stock markets rose in April.  Reduced tariff tensions, strong US earnings, and eased geopolitical concerns on the Korean peninsula provided a tailwind for equities during the month.  Additionally, European stocks were supported after the European Central Bank (“ECB”) steered away from any surprises during their April meeting.

Losses in May came from all four asset classes traded by the Trust – Interest Rates, FX, Commodities, and Stock Indices. Interest rate positions generated some of the largest losses for the Trust during May.  Long positioning on the Italian 10-year note suffered amid a sharp sell-off due to political turmoil in the country which sparked speculation that Italy might leave the European Union.  That same turmoil sent US interest rate markets higher due to safe-haven buying which hurt the Trust as it was positioned short across the entire US interest rate curve in anticipation of further FOMC rate hikes later this year. Foreign exchange positioning, in both developed and emerging FX markets, also generated losses during the month.  A long position on the British pound (versus short US dollar) declined in value as the ongoing BREXIT impasse, weaker UK economic data, and fading Bank of England rate-hike expectations all conspired to push the currency lower.  A long position on the Turkish lira added to sector losses as economic and political woes in that country sent the EM currency to record lows against the dollar. Commodity holdings produced additional losses as well.  A short sugar position suffered as the soft commodity advanced as Brazilian supply concerns boosted prices amid a trucker strike in the country.  Other sub-sector losses were experienced in the grains, meats, and precious metals.  The energy sub-sector, however, provided some partially offsetting gains.  Long positioning across the crude complex benefitted as prices generally stayed in the uptrend that began almost one year ago. Long positioning on a variety of global stock indices produced some good profits for the Trust early in the month as most world indices experienced gains.  Unfortunately, later in May, the political concerns that flared in Italy and renewed trade tensions between the US and China trigged a sharp reversal in prices, especially in Europe and Asia, which resulted in losses for some of the holdings.  A long position on the Italian stock index was one of the worst performing markets for the sector.

Gains in June came from all four asset classes traded by the Trust – FX, Interest Rates, Commodities, and Stock Indices. Foreign exchange positioning generated some of the strongest gains during the month.  While the positive returns were dominated by our short-developed market positions (versus long the USD), we also saw gains across various emerging market currencies as well.  The US dollar saw choppy trading early in June but ultimately continued the uptrend from the first two months of the second quarter.  The DXY dollar index hit fresh 2018 highs and the greenback finished the month stronger versus the majority of our tradeable currencies.  The back and forth headlines on a potential global trade war, coupled with dovish policies outside of the US, proved to be the major macro themes driving foreign exchange markets during the month. Interest rate positions generated additional gains for the Trust during June.  Short positioning in US markets, specifically the 90-day Eurodollar and 2-year notes, created the bulk of fixed income gains as yields rose (prices fell) on the back of a 25 basis point FOMC rate hike, hawkish US Fed commentary, and a higher-than-expected projection for two additional US rate hikes this year.  Policy divergence between the Fed and other central banks, such as the ECB and the Bank of Japan, benefitted our positioning. Commodity holdings produced small additional profits as well.  A short corn position experienced strong profits as the grain fell to multi-month lows amid above-average crop progress and on concerns that trade tensions between the US and China could hurt US exports.  Long energy positions produced profits after a larger-than-expected reduction in US oil inventories. Long positioning on a variety of global stock indices added slightly to the positive monthly result.  Stock index returns ebbed and flowed on the numerous headlines surrounding trade tensions between the US and her trading partners.  Some of the best monthly stock index gains were found in Australia, Canada, and the United States.

2017 (For the Six Months Ended June 30)

Of the (5.17)% return for six months ended June 30, 2017 for Series A, approximately (3.08)% due to trading losses (before commissions) and approximately (2.64)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.55% due to investment income earned by Series A.

Of the (4.93)% return for six months ended June 30, 2017 for Series B, approximately (3.08)% due to trading losses (before commissions) and approximately (2.40)% due to brokerage fees, management fees and operating costs, offset by approximately 0.55% due to investment income earned by Series B.

Of the (4.25)% return for six months ended June 30, 2017 for Series W, approximately (3.08)% due to trading losses (before commissions) and approximately (1.72)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.55% due to investment income earned by Series W.

During the six months ended June 30, 2017, the Trust accrued management fees in the amount of $13,201,962 and paid management fees in the amount of $13,708,821.  No performance fees were accrued or paid during this period.

An analysis of the (3.08)% gross trading losses for the Trust for the six months ended June 30, 2017 by sector is as follows:

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

The Trust showed a loss in June led down by Interest Rate Holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Trust’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Trust during June.  Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Trust.  Late in the month, Mario Draghi, President of the ECB, gave a speech at the opening of the ECB’s Forum on Central Banking which heightened expectations for monetary policy tapering in Europe.  In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages.  The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come.  The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Trust. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month.  Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions.  The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indexes ended the month showing little impact on the Trust.  Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2018 and December 31, 2017 and the trading gains/losses by market category for the six months ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.63%	(0.86)%
Currencies	0.60%	0.32%
Interest Rates	0.65%	1.53%
Stock Indices	0.49%	(5.29)%
Aggregate/Total	1.24%	(4.30)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2018.

Of the (5.93)% return for six months ended June 30, 2018 for Series A, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.50)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series A.

Of the (5.76)% return for six months ended June 30, 2018 for Series B, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.33)% due to brokerage fees, management fees and operating costs, offset by approximately 0.87% due to investment income earned by Series B.

Of the (5.59)% return for six months ended June 30, 2018 for Series D, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.16)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series D.

Of the (5.05)% return for six months ended June 30, 2018 for Series W, approximately (4.30)% was due to trading losses (before commissions) and approximately (1.62)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series W.

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

4)	VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury Bills held at the brokers and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Trust has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2018 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2018.

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

Item 4.  Controls and Procedures.

Campbell & Company, the managing operator of the Trust, with the participation of the managing operator’s chief executive officer and managing director, operations and finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and managing director, operations and finance have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition June 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2018 and 2017, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2018 and 2017, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Six months Ended June 30, 2018 and 2017, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition June 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2018 and 2017, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2018 and 2017, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Six Months  Ended June 30, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 14, 2018	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer