Form 10-Q
period 2018-09-30
CAMPBELL FUND TRUST
filed 2018-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive data File required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2018 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$14,703,723	3.87%
	Credit Cards	7,989,027	2.10%
	Equipment Loans	950,417	0.25%
	Total Asset Backed Securities (cost $23,721,555)	23,643,167	6.22%

	Bank Deposits
	United States
	Financials	4,348,991	1.15%
	Total Bank Deposits (cost $4,350,341)	4,348,991	1.15%

	Commercial Paper
	United States
	Communications	22,857,535	6.02%
	Consumer Discretionary	18,975,081	5.00%
	Consumer Staples	15,384,963	4.05%
	Energy	7,512,334	1.98%
	Financials	11,881,856	3.13%
	Industrials	5,101,992	1.34%
	Utilities	19,447,178	5.12%
	Total Commercial Paper (cost $101,182,289)	101,160,939	26.64%

	Corporate Bonds
	Canada
	Financials (cost $13,016,398)	12,998,346	3.42%
	Ireland
	Financials (cost $2,975,485)	2,973,099	0.78%
	Japan
	Financials (cost $2,696,326)	2,681,439	0.71%
	United Kingdom
	Financials (cost $9,750,461)	9,755,759	2.57%
	United States
	Communications	12,697,203	3.34%
	Consumer Discretionary	9,599,687	2.53%
	Consumer Staples	12,676,640	3.34%
	Energy	2,772,025	0.73%
	Financials	46,026,656	12.12%
	Industrials	7,347,841	1.94%
	Technology	6,283,350	1.65%
	Utilities	942,339	0.25%
	Total United States (cost $98,323,138)	98,345,741	25.90%
	Total Corporate Bonds (cost $126,761,808)	126,754,384	33.38%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$12,685,000	U.S. Treasury Bills Due 10/25/2018*	12,667,474	3.34%
$19,292,500	U.S. Treasury Bills Due 11/23/2018*	19,232,747	5.06%
$28,162,500	U.S. Treasury Bills Due 12/20/2018*	28,029,667	7.38%
	Total Government And Agency Obligations (cost $59,932,937)	59,929,888	15.78%
	Total Fixed Income Securities ** (cost $315,948,930)	$315,837,369	83.17%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2018 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $12,259)	$12,259	0.00%
Total Short Term Investments (cost $12,259)	$12,259	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(54,478)	(0.02)%
Energy	3,517,083	0.93%
Metals	1,117,090	0.29%
Stock indices	3,749,469	0.99%
Short-term interest rates	(40,585)	(0.01)%
Long-term interest rates	(882,507)	(0.23)%
Net unrealized gain (loss) on long futures contracts	$7,406,072	1.95%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,328,578	0.62%
Energy	(295,586)	(0.08)%
Metals	(639,144)	(0.17)%
Stock indices	(27,953)	(0.01)%
Short-term interest rates	1,727,657	0.46%
Long-term interest rates	1,453,379	0.38%
Net unrealized gain (loss) on short futures contracts	$4,546,931	1.20%
Net unrealized gain (loss) on open futures contracts	$11,953,003	3.15%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$296,732	0.08%
Various short forward currency contracts	(4,953,335)	(1.31)%
Net unrealized gain (loss) on open forward currency contracts	$(4,656,603)	(1.23)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $59,929,888 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Equity in futures brokers trading accounts
Cash	$25,219,459	$46,914,581
Restricted cash	0	936,583
Fixed income securities (cost $59,932,937 and $67,458,506, respectively)	59,929,888	67,430,443
Net unrealized gain (loss) on open futures contracts	11,953,003	8,994,460
Total equity in futures brokers trading accounts	97,102,350	124,276,067

Cash and cash equivalents	12,223,465	1,828,845
Restricted cash at interbank market maker	33,937,069	0
Short term investments (cost $12,259 and $12,271, respectively)	12,259	12,271
Fixed income securities (cost $256,015,993 and $427,107,573, respectively)	255,907,481	427,026,084
Net unrealized gain (loss) on open forward currency contracts	(4,656,603)	3,101,864
Interest receivable	721,311	951,297
Subscription receivable	0	50,000
Total assets	$395,247,332	$557,246,428

LIABILITIES
Accounts payable	$331,441	$330,154
Management fee payable	1,254,606	1,740,589
Accrued commissions and other trading fees on open contracts	64,882	79,893
Offering costs payable	125,541	202,016
Performance fee payable	0	3,207
Redemptions payable	13,726,769	9,067,414
Total liabilities	15,503,239	11,423,273

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 122,134.209 and 155,656.273 units outstanding at September 30, 2018 and December 31, 2017, respectively	298,541,979	407,786,433
Series B Units – Redeemable
Other Unitholders - 17,094.219 and 24,609.317 units outstanding at September 30, 2018 and December 31, 2017, respectively	45,447,164	69,925,360
Series D Units – Redeemable
Other Unitholders - 1,314.616 and 259.610 units outstanding at September 30, 2018 and December 31, 2017, respectively	1,299,167	273,175
Series W Units – Redeemable
Other Unitholders - 12,224.311 and 22,774.964 units outstanding at September 30, 2018 and December 31, 2017, respectively	34,455,783	67,838,187
Total unitholders' capital (Net Asset Value)	379,744,093	545,823,155
Total liabilities and unitholders' capital (Net Asset Value)	$395,247,332	$557,246,428

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(11,042,290)	$(35,734,432)	$(30,729,684)	$13,193,894
Change in unrealized	7,741,426	40,587,154	2,958,543	7,389,502
Brokerage commissions	(429,297)	(589,443)	(1,400,752)	(2,299,517)
Net gain (loss) from futures trading	(3,730,161)	4,263,279	(29,171,893)	18,283,879

Forward currency trading gains (losses)
Realized	18,335,233	14,537,016	11,050,256	(12,867,578)
Change in unrealized	(16,096,697)	(5,609,112)	(7,758,467)	(13,266,101)
Brokerage commissions	(40,089)	(33,454)	(119,306)	(109,764)
Net gain (loss) from forward currency trading	2,198,447	8,894,450	3,172,483	(26,243,443)
Total net trading gain (loss)	(1,531,714)	13,157,729	(25,999,410)	(7,959,564)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,336,863	1,832,307	7,033,639	5,454,037
Realized gain (loss) on fixed income securities	(21,654)	25,562	(69,239)	34,792
Change in unrealized gain (loss) on fixed income securities	211,537	(3,943)	(2,009)	130,003
Total investment income	2,526,746	1,853,926	6,962,391	5,618,832

Expenses
Management fee	3,944,102	5,537,951	13,492,725	18,739,913
Service fee	0	0	0	25,238
Operating expenses	282,906	296,548	854,794	1,012,704
Total expenses	4,227,008	5,834,499	14,347,519	19,777,855
Net investment income (loss)	(1,700,262)	(3,980,573)	(7,385,128)	(14,159,023)
NET INCOME (LOSS)	$(3,231,976)	$9,177,156	$(33,384,538)	$(22,118,587)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT (1)
(based on weighted average number of units outstanding during the period)
Series A	$(19.89)	$38.29	$(178.48)	$(88.30)
Series B	$(27.76)	$38.71	$(199.82)	$(93.10)
Series D	$(5.09)	$-	$(40.88)	$-
Series W	$(5.64)	$53.05	$(158.95)	$(62.77)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT (1)
Series A	$(20.08)	$30.28	$(175.41)	$(101.67)
Series B	$(19.08)	$36.08	$(182.79)	$(99.75)
Series D	$(5.22)	$-	$(64.00)	$-
Series W	$(9.58)	$47.96	$(160.00)	$(72.97)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD (1)
Series A	129,372.124	179,814.990	143,023.321	200,481.475
Series B	19,710.876	28,337.449	22,313.918	31,926.881
Series D	1,311.521	-	911.099	-
Series W	18,480.544	22,533.621	21,151.715	22,995.816

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$(33,384,538)	$(22,118,587)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	4,801,933	5,746,596
(Increase) decrease in interest receivable	229,986	550,344
Increase (decrease) in payable for securities purchased	0	6,233,933
Increase (decrease) in accounts payable and accrued expenses	(502,914)	(718,185)
Purchases of investments	(4,001,427,649)	(5,512,191,987)
Sales/maturities of investments	4,180,044,810	5,733,905,329
Net cash from (for) operating activities	149,761,628	211,407,443

Cash flows from (for) financing activities
Addition of units	17,458,250	22,768,588
Redemption of units	(144,205,933)	(213,382,397)
Offering costs paid	(1,313,961)	(2,215,890)
Net cash from (for) financing activities	(128,061,644)	(192,829,699)

Net increase (decrease) in cash, cash equivalents and restricted cash	21,699,984	18,577,744

Cash, cash equivalents and restricted cash at beginning of period	49,680,009	47,611,597
Cash, cash equivalents and restricted cash at end of period	$71,379,993	$66,189,341

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2018	December 31, 2017
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$25,219,459	$46,914,581
Restricted cash in futures brokers trading accounts	0	936,583
Cash and cash equivalents	12,223,465	1,828,845
Restricted cash at interbank market maker	33,937,069	0
Total cash, cash equivalents and restricted cash at end of period	$71,379,993	$49,680,009

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series D - Other Unitholders (1)
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2018

Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360	259.610	$273,175
Net income (loss) for the nine months ended September 30, 2018		(25,526,482)		(4,458,789)		(37,243)
Additions	3,905.626	9,652,453	0.000	0	1,106.256	1,116,063
Redemptions	(37,427.690)	(92,363,412)	(7,515.098)	(20,019,407)	(51.250)	(49,436)
Offering costs		(1,007,013)		0		(3,392)
Balances at September 30, 2018	122,134.209	$298,541,979	17,094.219	$45,447,164	1,314.616	$1,299,167

Nine Months Ended September 30, 2017

Balances at December 31, 2016	224,143.366	$572,449,293	36,691.856	$101,127,802	0.000	$0
Net income (loss) for the nine months ended September 30, 2017		(17,702,837)		(2,972,272)		0
Additions	5,216.144	13,093,925	14.356	40,002	117.000	117,000
Redemptions	(62,083.237)	(155,739,483)	(9,719.061)	(26,507,075)	0.000	0
Offering costs		(1,894,545)		0		0
Balances at September 30, 2017	167,276.273	$410,206,353	26,987.151	$71,688,457	117.000	$117,000

Net Asset Value per Other Unitholders' Unit - Series A
September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
$2,444.38	$2,619.79	$2,452.27	$2,553.94

Net Asset Value per Other Unitholders' Unit - Series B
September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
$2,658.63	$2,841.42	$2,656.39	$2,756.14

Net Asset Value per Other Unitholders' Unit - Series D (1)
September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
$988.25	$1,052.25	$1,000.00	$0.00

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

	Series W - Other Unitholders		Trust
	Units	Amount	Total Amount
Nine Months Ended September 30, 2018

Balances at December 31, 2017	22,774.964	$67,838,187	$545,823,155
Net income (loss) for the nine months ended September 30, 2018		(3,362,024)	(33,384,538)
Additions	2,347.338	6,639,734	17,408,250
Redemptions	(12,897.991)	(36,433,033)	(148,865,288)
Offering costs		(227,081)	(1,237,486)
Balances at September 30, 2018	12,224.311	$34,455,783	$379,744,093

Nine Months Ended September 30, 2017

Balances at December 31, 2016	23,481.665	$66,856,645	$740,433,740
Net income (loss) for the nine months ended September 30, 2017		(1,443,478)	(22,118,587)
Additions	3,403.568	9,567,661	22,818,588
Redemptions	(3,496.838)	(9,852,759)	(192,099,317)
Offering costs		(243,563)	(2,138,108)
Balances at September 30, 2017	23,388.395	$64,884,506	$546,896,316

Net Asset Value per Other Unitholders' Unit - Series W
September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
$2,818.63	$2,978.63	$2,774.22	$2,847.19

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,464.46	$2,421.99	$2,619.79	$2,553.94

Income (loss) from operations:
Total net trading gains (losses) (1)	(6.15)	51.59	(125.04)	(34.28)
Net investment income (loss) (1)	(11.43)	(18.21)	(43.33)	(57.94)
Total net income (loss) from operations	(17.58)	33.38	(168.37)	(92.22)
Offering costs (1)	(2.50)	(3.10)	(7.04)	(9.45)
Net asset value per unit at end of period	$2,444.38	$2,452.27	$2,444.38	$2,452.27
Total Return (4)	(0.81)%	1.25%	(6.70)%	(3.98)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.29%	4.30%	4.28%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.29%	4.30%	4.28%	4.28%
Net investment income (loss) (2),(3)	(1.88)%	(3.00)%	(2.33)%	(3.12)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,677.71	$2,620.31	$2,841.42	$2,756.14

Income (loss) from operations:
Total net trading gains (losses) (1)	(6.79)	55.80	(135.74)	(37.08)
Net investment income (loss) (1)	(12.29)	(19.72)	(47.05)	(62.67)
Total net income (loss) from operations	(19.08)	36.08	(182.79)	(99.75)
Net asset value per unit at end of period	$2,658.63	$2,656.39	$2,658.63	$2,656.39
Total Return (4)	(0.71)%	1.38%	(6.43)%	(3.62)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	4.39%	4.27%	4.32%	4.27%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.39%	4.27%	4.32%	4.27%
Net investment income (loss) (2),(3)	(1.91)%	(2.98)%	(2.35)%	(3.12)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2018. This information has been derived from information presented in the financial statements.

	Series D (1)
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$993.47	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (2)	(2.44)	(54.12)
Net investment income (loss) (2)	(1.55)	(6.16)
Total net income (loss) from operations	(3.99)	(60.28)
Offering costs (2)	(1.23)	(3.72)
Net asset value per unit at end of period	$988.25	$988.25
Total Return (5)	(0.53)%	(6.08)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.02%	2.87%
Performance fee (5)	0.00%	0.00%
Total expenses	3.02%	2.87%
Net investment income (loss) (3),(4)	(0.63)%	(0.79)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,828.21	$2,726.26	$2,978.63	$2,847.19

Income (loss) from operations:
Total net trading gains (losses) (1)	(7.31)	58.01	(143.01)	(38.82)
Net investment income (loss) (1)	1.23	(6.55)	(6.25)	(23.56)
Total net income (loss) from operations	(6.08)	51.46	(149.26)	(62.38)
Offering costs (1)	(3.50)	(3.50)	(10.74)	(10.59)
Net asset value per unit at end of period	$2,818.63	$2,774.22	$2,818.63	$2,774.22
Total Return (4)	(0.34)%	1.76%	(5.37)%	(2.56)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.46%	2.23%	2.32%	2.27%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.46%	2.23%	2.32%	2.27%
Net investment income (loss) (2),(3)	0.19%	(0.95)%	(0.30)%	(1.12)%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

B. Regulation

As a registrant with the Securities and Exchange Commission (the "SEC"), the Trust is subject to the regulatory requirements under the Securities and Exchange Act of 1934. As a commodity investment pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants (the "futures brokers") and interbank market maker through which the Trust trades.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2018 and December 31, 2017, and for the periods ended September 30, 2018 and 2017, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	Fair Value at September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,259	$0	$0	$12,259
Fixed income securities	0	315,837,369	0	315,837,369

Other Financial Instruments
Exchange-traded futures contracts	11,953,003	0	0	11,953,003
Forward currency contracts	0	(4,656,603)	0	(4,656,603)
Total	$11,965,262	$311,180,766	$0	$323,146,028

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,271	$0	$0	$12,271
Fixed income securities	0	494,456,527	0	494,456,527

Other Financial Instruments
Exchange-traded futures contracts	8,994,460	0	0	8,994,460
Forward currency contracts	0	3,101,864	0	3,101,864
Total	$9,006,731	$497,558,391	$0	$506,565,122

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2018 or the year ended December 31, 2017.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2018, and December 31, 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $115,404 and $206,222 for Series A units, $46,354 and $19,412 for Series D units and $219,641 and $285,675 for Series W units, respectively.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An affected entity is permitted to adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Trust’s financial statement disclosures.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is NatWest Markets plc ("NatWest"), formerly the Royal Bank of Scotland. The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2018. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the nine months ended September 30, 2018 and 2017, Campbell & Company received redemption fees of $245 and $13,391, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2018 and December 31, 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2018 Fair Value	Liability Derivatives at September 30, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,250,765	$(976,665)	$2,274,100
Energy Contracts	Net unrealized gain (loss) on open futures contracts	3,528,912	(307,415)	3,221,497
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,911,278	(4,433,332)	477,946
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	4,901,654	(1,180,138)	3,721,516
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,808,560	(121,488)	1,687,072
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,970,554	(1,399,682)	570,872
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	7,181,092	(11,837,695)	(4,656,603)
Totals		$27,552,815	$(20,256,415)	$7,296,400

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,638,592	$(305,890)	$3,332,702
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,230,158	(1,767,097)	2,463,061
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,733,650	(2,806,128)	3,927,522
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,430,613	(2,540,535)	3,890,078
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	509,198	(498,702)	10,496
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	853,564	(5,482,963)	(4,629,399)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	17,067,988	(13,966,124)	3,101,864
Totals		$39,463,763	$(27,367,439)	$12,096,324

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three and nine months ended September 30, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2018	Trading Gains/(Losses) for the Three Months Ended September 30, 2017
Agriculture Contracts	$209,385	$(13,357,258)
Energy Contracts	(1,590,094)	(52,059)
Metal Contracts	(953,901)	(4,473,131)
Stock Indices Contracts	3,582,132	22,514,141
Short-Term Interest Rate Contracts	2,557,125	(1,128,656)
Long-Term Interest Rate Contracts	(7,102,904)	1,510,743
Forward Currency Contracts	2,238,536	8,927,904
Total	$(1,059,721)	$13,941,684

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017
Agriculture Contracts	$(8,213,942)	$(24,397,575)
Energy Contracts	11,573,037	(24,932,225)
Metal Contracts	(11,292,306)	(1,893,044)
Stock Indices Contracts	(24,360,817)	99,950,270
Short-Term Interest Rate Contracts	8,473,271	(5,075,663)
Long-Term Interest Rate Contracts	(3,909,376)	(23,100,013)
Forward Currency Contracts	3,291,789	(26,133,679)
Total	$(24,438,344)	$(5,581,929)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2018	Trading Gains/(Losses) for the Three Months Ended September 30, 2017
Futures trading gains (losses):
Realized**	$(11,039,683)	$(35,573,374)
Change in unrealized	7,741,426	40,587,154
Forward currency trading gains (losses):
Realized	18,335,233	14,537,016
Change in unrealized	(16,096,697)	(5,609,112)
Total	$(1,059,721)	$13,941,684

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018	Trading Gains/(Losses) for the Nine Months Ended September 30, 2017
Futures trading gains (losses):
Realized**	$(30,688,676)	$13,162,248
Change in unrealized	2,958,543	7,389,502
Forward currency trading gains (losses):
Realized	11,050,256	(12,867,578)
Change in unrealized	(7,758,467)	(13,266,101)
Total	$(24,438,344)	$(5,581,929)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
For the three months ended September 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 38,200 and 50,900, respectively, and the monthly average of notional value of forward currency contracts was $1,961,100,000 and $2,290,900,000, respectively.

For the nine months ended September 30, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 41,700 and 64,300, respectively, and the monthly average of notional value of forward currency contracts was $2,086,700,000 and $2,602,900,000, respectively.

Open contracts generally mature within three months; as of September 30, 2018, the latest maturity date for open futures contracts is December 2019 and the latest maturity date for open forward currency contracts is December 2018. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2018 and December 31, 2017 was $59,929,888 and $98,517,542, respectively, which equals approximately 16% and 18% of Net Asset Value, respectively. The cash deposited with the interbank market maker at September 30, 2018 and December 31, 2017 was $44,854,336 and $265,952, respectively, which equals approximately 12% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the brokers and interbroker market maker at September 30, 2018 and December 31, 2017 was restricted cash for margin requirements of $33,937,069 and $936,583, respectively, which equals approximately 9% and 0% of Net Asset Value, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
Offsetting of Derivative Assets
As of September 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,248,802	$(4,442,104)	$5,806,698
Futures contracts	Goldman Sachs	10,122,921	(3,976,616)	6,146,305
Forward currency contracts	NatWest Markets plc	7,181,092	(7,181,092)	0
Total derivatives		$27,552,815	$(15,599,812)	$11,953,003

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$5,806,698	$0	$0	$5,806,698
Goldman Sachs	6,146,305	0	0	6,146,305
NatWest Markets plc	0	0	0	0
Total	$11,953,003	$0	$0	$11,953,003

Offsetting of Derivative Liabilities
As of September 30, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,442,104	$(4,442,104)	$0
Futures contracts	Goldman Sachs	3,976,616	(3,976,616)	0
Forward currency contracts	NatWest Markets plc	11,837,695	(7,181,092)	4,656,603
Total derivatives		$20,256,415	$(15,599,812)	$4,656,603

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
NatWest Markets plc	4,656,603	0	(4,656,603)	0
Total	$4,656,603	$0	$(4,656,603)	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
Offsetting of Derivative Assets
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,246,678	$(6,805,740)	$4,440,938
Futures contracts	Goldman Sachs	11,149,097	(6,595,575)	4,553,522
Forward currency contracts	NatWest Markets plc	17,067,988	(13,966,124)	3,101,864
Total derivatives		$39,463,763	$(27,367,439)	$12,096,324

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,440,938	$0	$0	$4,440,938
Goldman Sachs	4,553,522	0	0	4,553,522
NatWest Markets plc	3,101,864	0	0	3,101,864
Total	$12,096,324	$0	$0	$12,096,324

Offsetting of Derivative Liabilities
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,805,740	$(6,805,740)	$0
Futures contracts	Goldman Sachs	6,595,575	(6,595,575)	0
Forward currency contracts	NatWest Markets plc	13,966,124	(13,966,124)	0
Total derivatives		$27,367,439	$(27,367,439)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2018 (Unaudited)
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

Note 12. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2018 and December 31, 2017, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2018 and 2017, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2018 and December 31, 2017, the results of operations and financial highlights for the three months and nine months ended September 30, 2018 and 2017, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, the aggregate capitalization of the Trust was $379,744,093 with Series A, Series B, Series D and Series W comprising $298,541,979, $45,447,164, $1,299,167 and $34,455,783, respectively, of the total. The Net Asset Value per Unit was $2,444.38 for Series A, $2,658.63 for Series B, $988.25 for Series D and $2,818.63 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2018 and 2017 for Series A were (6.70)% and (3.98)%, Series B were (6.43)% and (3.62)%, Series D (commenced trading on October 1, 2017) were (6.08)% and 0.00% and Series W were (5.37)% and (2.56)%, respectively.

2018 (For the Nine Months Ended September 30)

Of the (6.70)% return for nine months ended September 30, 2018 for Series A, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.83)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned by Series A.

Of the (6.43)% return for nine months ended September 30, 2018 for Series B, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.56)% due to brokerage fees, management fees and operating costs, offset by approximately 1.48% due to investment income earned by Series B.

Of the (6.08)% return for nine months ended September 30, 2018 for Series D, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.21)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned  by Series D.

Of the (5.37)% return for nine months ended September 30, 2018 for Series W, approximately (4.35)% was due to trading losses (before commissions) and approximately (2.50)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned  by Series W.

During the nine months ended September 30, 2018, the Trust accrued management fees in the amount of $13,492,725 and paid management fees in the amount of $13,978,708. There were no performance fees accrued during this period and performance fees were paid in the amount of $3,207.

An analysis of the (4.35)% gross trading losses for the Trust for the nine months ended September 30, 2018 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.21)%
Currencies	0.81
Interest Rates	0.58
Stock Indices	(4.53)
(4.35)%

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

March for the Trust was comprised of gains from commodity holdings while stock index and foreign exchange positions showed partially offsetting losses.  Interest rate positions had little impact on the Trust during the month. Commodity holdings produced the best gains during March.  Long positioning on the crude complex within the energy sub-sector generated profits.  Geopolitical concerns around the US potentially pulling out of the Iran nuclear deal, bullish inventory data, and speculation that the Organization of Petroleum Exporting Countries (“OPEC”) might extend existing production cuts all combined to push energy prices higher during the month.  Mixed positioning across the softs sub-sector proved profitable in March as well.  A short sugar position gained amid ongoing global surplus concerns while a long cocoa holding also experienced profits as output worries from the Ivory Coast lifted prices. Long positioning on global stock indices produced some losses for the Trust.  Holdings in Australia, Singapore, Hong Kong, Japan, and the US contributed to some of the worst performance within the sector.  Fear over a potential global trade war, tightening financial conditions after the US Federal Reserve raised interest rates, and concern over additional turnover among senior members of President Trump’s inner circle all put pressure on global equity markets during the month. Foreign exchange positioning on developed FX markets drove the sector’s losses during March.  A late month rally in the US dollar produced losses from short dollar positions.  The largest loss came from short US dollar versus a long euro holding.  Dampening of concerns around a global trade war and quarter-end flows into the greenback both helped to boost the currency in the waning days of the month.  Positioning on emerging market currencies produced almost no P&L effect for the Trust during March. Interest rate positions contributed a negligible P&L impact for the Trust. Gains from long-term markets were offset by losses in short-term markets leaving the sector nearly unchanged for the month.

The Trust had losses in April which came from foreign exchange and commodity positions while fixed income and stock index holdings produced some partially offsetting gains for the Trust. Foreign exchange positioning, in both developed and emerging FX markets, generated losses in April.  After the recent trend of a weakening US dollar, the Trust was positioned short the US dollar against most of our traded currencies and suffered from a broad correction in the greenback.  Early in the month, FX markets focused more on trade frictions and geopolitical tension but as those concerns eased, the market instead looked to higher US interest rates and heightened inflation expectations, causing a US dollar rally. Commodity holdings produced additional losses during April.  The biggest sub-sector detractor was found within the industrial metals complex.  Short positioning on aluminum suffered when the commodity pushed higher on supply worries following Russian sanctions by the White House.  Energy and soft commodity holdings produced partially offsetting gains.  Long positioning across the crude complex generated profits as the sub-sector rose to multi-year highs on supply disruptions. Interest rate positions, from long-dated and short-dated bond markets, created gains for the Trust.  Short positioning on US markets, specifically the 10-year and 5-year notes along with Eurodollar and 2-year notes, drove profits in the sector.  US bond prices fell and yields trended higher with the 10-year note yield piercing the widely scrutinized 3% level intra-month.  Firming inflation expectations and the rebound in the US dollar provided support to yields. Long positioning on several stock indices produced additional gains as global stock markets rose in April.  Reduced tariff tensions, strong US earnings, and eased geopolitical concerns on the Korean peninsula provided a tailwind for equities during the month.  Additionally, European stocks were supported after the European Central Bank (“ECB”) steered away from any surprises during their April meeting.

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

Gains in June came from all four asset classes traded by the Trust – FX, Interest Rates, Commodities, and Stock Indices. Foreign exchange positioning generated some of the strongest gains during the month.  While the positive returns were dominated by our short developed market positions (versus long the USD), we also saw gains across various emerging market currencies as well.  The US dollar saw choppy trading early in June but ultimately continued the uptrend from the first two months of the second quarter.  The DXY dollar index hit fresh 2018 highs and the greenback finished the month stronger versus the majority of our tradeable currencies.  The back and forth headlines on a potential global trade war, coupled with dovish policies outside of the US, proved to be the major macro themes driving foreign exchange markets during the month. Interest rate positions generated additional gains for the Trust during June.  Short positioning in US markets, specifically the 90-day Eurodollar and 2-year notes, created the bulk of fixed income gains as yields rose (prices fell) on the back of a 25 basis point FOMC rate hike, hawkish US Fed commentary, and a higher-than-expected projection for two additional US rate hikes this year.  Policy divergence between the Fed and other central banks, such as the ECB and the Bank of Japan, benefitted our positioning. Commodity holdings produced small additional profits as well.  A short corn position experienced strong profits as the grain fell to multi-month lows amid above-average crop progress and on concerns that trade tensions between the US and China could hurt US exports.  Long energy positions produced profits after a larger-than-expected reduction in US oil inventories. Long positioning on a variety of global stock indices added slightly to the positive monthly result.  Stock index returns ebbed and flowed on the numerous headlines surrounding trade tensions between the US and her trading partners.  Some of the best monthly stock index gains were found in Australia, Canada, and the United States.

Losses in July came from commodities, FX and interest rates, while stock indices provided some partially offsetting gains. Commodity holdings produced some of the largest monthly losses for the Trust.  Long energy positions declined as the complex fell from multi-year highs amid a myriad of bearish developments including global trade tensions and climbing output from OPEC.  Short grain positions suffered as the agricultural complex rallied sharply sparking a short squeeze amid supply concerns.  Long positioning on the industrial metals also created losses due to a sell-off created by fears over a global trade war and related concerns about future demand from China. Foreign exchange positioning generated additional losses during the month.  Short commodity currency holdings (versus long US dollar) produced losses for the Trust as those markets rose as trade war fears dampened somewhat in the second half of the month.  Short European foreign exchange positioning (versus long US dollar) also experienced losses, most notably from the Swedish krona which rallied after the Riksbank (Sweden’s central bank) turned more hawkish amid stronger economic data in that country during the month. Interest rate positions were also a drag on the Trust during July.  Long positioning in Europe and the APAC region suffered as bond investors grew more concerned that global central banks are beginning to slowly withdraw stimulus with an eye towards higher interest rates in the future.  Short positioning across much of the US interest rate curve provided some partially offsetting gains as US fixed income prices fell with other global bond markets. Long positioning on a variety of global stock indices added some partially offsetting gains to the Trust during the month.  Most stock indices enjoyed a bullish tailwind from a stronger-than-expected second quarter earnings season which eclipsed the uncertainty caused by on-again, off-again international trade tensions.

Profits in August came from commodities and FX while interest rates and stock indices provided some partially offsetting losses during the month. Commodity holdings produced some of the largest monthly gains for the Trust.  Short grain positions profited as the sub-sector sold off amid trade turmoil, beneficial weather, and higher yield estimates.  Long energy holdings across the crude complex experienced gains as looming US sanctions on Iran, which are expected to cripple the nation’s oil exports, as well as larger than expected US inventory draws, fueled prices higher.  The soft commodity sub-sector also added gains to the bottom-line, led by a short coffee holding.  Coffee prices were pressured to a 12-year low amid a weaker Brazilian real and record harvest forecasts in Brazil. Foreign exchange positioning generated additional profits during the month.  Long US dollar positions, against both developed and emerging market currencies, generated the gains.  A short New Zealand dollar holding (versus long US dollar) experienced some of the greatest gains as weaker economic data and a dovish central bank caused the kiwi to sell-off.  In emerging markets, a short holding on the South African rand (versus long US dollar) provided profits as expectations for further increases in US interest rates continued to put pressure on emerging market currencies. Interest rate positions were a drag on the Trust during August.  Short positioning on US and United Kingdom fixed income markets suffered amid flight-to-safety buying and short-covering.  Mounting concerns over the stability of emerging markets, especially in countries such as Argentina and Turkey, fueled demand for the relative safety of fixed income instruments as potential contagion fears spread. Long positioning on a variety of global stock indices also detracted from the monthly gains of the Trust.  European and Asia long holdings generated most of the losses.  Ongoing global trade tensions linked with uncertainty over BREXIT negotiations in the UK, and weaker than expected tech earnings, in Asia pressured those regions lower.

The Trust declined in September due to losses from FX and stock index positions, while commodity and fixed income holdings produced offsetting gains for the Trust. Foreign exchange positioning, in both developed and emerging markets, generated losses in September.  After the recent trend of a strengthening US dollar and emerging market weakness, the Trust was positioned long the US dollar against most of our traded currencies and suffered from a correction in the greenback.  Early in the month, FX markets focused more on trade frictions and geopolitical tension but those concerns gradually eased and emerging market currencies saw their first monthly gain since March. Stock index holdings produced additional losses for the Trust.  Long positioning on a variety of indices suffered from choppy markets that were whipsawed by global trade concerns between the US and her major economic partners.  Balancing losses were gains seen from the Nikkei, which posted its best month in a year.  Japanese shares were helped by a weaker yen which acted as a tailwind to exporters and a government which may be willing to make a trade deal. Interest rate positions from short US fixed income markets created gains for the Trust during the month.  US bond markets fell and yields rose due to firming inflation data, a hike by the US Federal Reserve, and the decreasing risk of emerging market contagion.  Providing smaller offsetting losses were our long positions on the long-dated European bond markets. Commodity holdings produced additional offsetting gains for the Trust during the month.  The largest sub-sector gains were found in energies as long WTI and Brent oil positions profited.  Oil prices rose on the potential for refinery disruptions from tropical storms and fears of a supply crunch from looming US-lead sanctions on Iran, outweighing the bearish effects of escalating disputes over global trade.

2017 (For the Nine Months Ended September 30)

Of the (3.98)% return for nine months ended September 30, 2017 for Series A, approximately (0.91)% due to trading losses (before commissions) and approximately (3.94)% due to brokerage fees, management fees, operating costs and offering costs, offset by approximately 0.87% due to investment income earned by Series A.

Of the (3.62)% return for nine months ended September 30, 2017 for Series B, approximately (0.91)% due to trading losses (before commissions) and approximately (3.58)% due to brokerage fees, management fees and operating costs, offset by approximately 0.87% due to investment income earned by Series B.

Of the (2.56)% return for nine months ended September 30, 2017 for Series W, approximately (0.91)% due to trading losses (before commissions) and approximately (2.52)% due to brokerage fees, management fees, service fees, operating costs and offering costs, offset by approximately 0.87% due to investment income earned by Series W.

During the nine months ended September 30, 2017, the Trust accrued management fees in the amount of $18,739,913 and paid management fees in the amount of $19,450,216.  No performance fees were accrued or paid during this period.

An analysis of the (0.91)% gross trading losses for the Trust for the nine months ended September 30, 2017 by sector is as follows:

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

The Trust showed a loss in June led down by Interest Rate Holdings as losses came from interest rate, commodities and foreign exchange positions, while stock index holdings had little impact on the Trust’s profit & loss (P&L) during the month. Interest rate positions produced the largest losses for the Trust during June.  Long positioning on European, Australian, United Kingdom, and Canadian interest rate notes were some of the worst performing markets within the sector for the Trust.  Late in the month, Mario Draghi, President of the ECB, gave a speech at the opening of the ECB's Forum on Central Banking which heightened expectations for monetary policy tapering in Europe.  In subsequent days, several other major central banks, such as the Bank of England (BOE) and the Bank of Canada (BOC), also delivered more hawkish messages.  The US has already embarked on a series of interest rate hikes and the Federal Open Market Committee (FOMC) has indicated that more hikes are likely to come.  The specter of an end to ultra-loose monetary policy on both sides of the Atlantic triggered a widespread sell-off in global fixed income markets which sent global yields higher and had a detrimental impact on the Trust. Commodity holdings produced additional losses during June. Some of the worst losses came from short positioning on wheat which rose amid declines in crop conditions, strong export sales, and a weaker US dollar. Partially-offsetting gains were found in short energy positions as the crude complex saw a broad-based sell-off. Short soft commodity holdings benefitted from a decline fueled by ample supply expectations. Foreign exchange markets also contributed to losses this month.  Long holdings on the US dollar against the Canadian dollar was one of the worst performing FX positions.  The loonie appreciated about 4% versus the US dollar as the BOC kick-started the theme of policy normalization which led to losses. Long holdings on global stock indices ended the month showing little impact on the Trust.  Early month gains were given back late in June as investors were unnerved by the global rise in rates which pushed many markets down from recent highs.

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

The Trust showed a gain in August led by interest rate and commodity holdings, while foreign exchange and stock index positions produced some partially offsetting losses during the month. Interest rate positions produced the best gains for the Trust. Long positioning on German and Japanese long-term interest rate notes contributed some of the best sector gains. Early in the month, a spike in demand for safe-haven assets drove bond prices higher amid new threats by North Korea to launch missiles at the US territory of Guam. Later in the month, bonds benefitted again when North Korea launched a missile that flew over Japan, triggering a new round of safety-seeking trades. Commodity holdings produced some additional profits during August. Long positioning on copper and zinc experienced gains on the back of strengthening Chinese demand and improving macro conditions. Short wheat positions also produced profits as those markets sold-off amid steady harvest progress and improved crop ratings. The Trust experienced some partially offsetting losses in the energies, precious metals, and meats sub-sectors. Foreign exchange positions produced losses for the Trust. Long positioning on the New Zealand dollar (versus the US dollar) suffered when that country’s central bank took a more dovish tone in the monetary policy statement they issued early in August. The head of their central bank, Graeme Wheeler, then continued to jawbone down the currency in speeches later in the month. Long positioning on the British pound (versus the US dollar) also caused losses when that currency fell in value as UK economic data lagged Europe and prospects for higher UK interest rates diminished. Global stock indexes also contributed to losses during the month. Short positioning on the S&P 500 Volatility Index (also known as the VIX) produced losses for the Trust as that index shot up more than 30% amid the North Korean missile threats early in August. Some partially offsetting gains were found in a long holding on the Hang Seng Index in Hong Kong which continued its strong year-to-date uptrend.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of September 30, 2018 and December 31, 2017 and the trading gains/losses by market category for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.70%	(1.21)%
Currencies	0.85%	0.81%
Interest Rates	0.33%	0.58%
Stock Indices	0.72%	(4.53)%
Aggregate/Total	1.31%	(4.35)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2018.

Of the (6.70)% return for nine months ended September 30, 2018 for Series A, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.83)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned by Series A.

Of the (6.43)% return for nine months ended September 30, 2018 for Series B, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.56)% due to brokerage fees, management fees and operating costs, offset by approximately 1.48% due to investment income earned by Series B.

Of the (6.08)% return for nine months ended September 30, 2018 for Series D, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.21)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned  by Series D.

Of the (5.37)% return for nine months ended September 30, 2018 for Series W, approximately (4.35)% was due to trading losses (before commissions) and approximately (2.50)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned  by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2018 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2018.

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

Item 4.  Controls and Procedures.

Campbell & Company, the managing operator of the Trust, with the participation of the managing operator's chief executive officer and managing director, operations and finance, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and managing director, operations and finance have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition September 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2018 and 2017, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Nine Months Ended September 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Nine months Ended September 30, 2018 and 2017, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant's Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant's Quarterly Report on Form 10-Q filed on August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.01	Certification of Gabriel A. Morris, Managing Director, Operations and Finance, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments September 30, 2018 and December 31, 2017, (ii) Statements of Financial Condition September 30, 2018 and December 31, 2017, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2018 and 2017, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2018 and 2017, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Nine Months Ended September 30, 2018 and 2017, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 14, 2018	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer