Form 10-K
period 2018-12-31
CAMPBELL FUND TRUST
filed 2019-03-29
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

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

The Registrant has no voting stock. As of February 28, 2019, there were 106,358.446 Series A Units, 14,511.077 Series B Units, 1,569.589 Series D Units and 9,118.185 Series W Units of Beneficial Interest issued and outstanding.

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

As of December 31, 2018, the aggregate capitalization of the Trust was $333,891,934 with Series A, Series B, Series D and Series W comprising $265,715,642, $40,954,227, $1,517,078 and $25,704,987, respectively, of the total. The Net Asset Value per Unit was $2,383.34 for Series A, $2,595.35 for Series B, $966.54 for Series D and $2,761.91 for Series W.

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

The Trust trades pursuant to the CMF Portfolio, formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter (“OTC”) contracts may also be included or eliminated from time to time at Campbell & Company's sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2018 is as follows: 23% to interest rates, 35% to foreign exchange, 21% to commodities, and 21% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Commodities		Interest Rates		Equity Indices		Foreign Exchange (1)
Aluminum	London Brent Crude	Australian 90-Day Bill	Long Gilt	Amsterdam Exchange Index	OMX Stock Index	Australian Dollar (2)	Mexican Peso
Coffee	London Gas Oil	Australian 3-Year Bond	Short Sterling	CAC 40 Stock Index	Russell 2000 Index	Brazilian Real (3)	New Zealand Dollar
Copper	NY Gasoline RBOB	Australian 10-Year Bond	Treasury Notes/2-Year	DAX	S&P 400 Index	British Pound (2)	Norwegian Krone
Corn	Natural Gas	Canadian 10-Year Bond	Treasury Notes/5-Year	DJ Euro Stoxx 50	S&P 500 Index	Canadian Dollar (2)	Philippine Peso (3)
Cocoa	Nickel	Canadian 90-Day Bill	Treasury Notes/10-Year	DJ Index	S&P 500 Volatility Index	Chilean Peso (3)	Polish Zloty
Cotton	Palladium	Euro-BTP Italian Gov Bond	Treasury Notes/30-Year	FTSE 100 Index	S&P Canada 60 Index	Chinese Yuan (3)	Russian Ruble (3)
Crude Oil	Platinum	Euro-BUND	Treasury Ultra Long Bond	FTSE China A50	SPI 200 Index	Colombian Peso	Singapore Dollar
Feeder Cattle	Silver	Euro-BOBL		FTSE JSE Top 40	SGX CNX Nifty	Czech Koruna	South African Rand
Gold	Soybean Meal	Euro-Buxl 30-Year Bond		FTSE MIB	TOPIX	Euro (2)	South Korean Won (3)
Heating Oil	Soybean Oil	Euro-OAT French 10-Year Bond		Hang Seng Index		Hungarian Forint	Swedish Krona
High Grade Copper	Soybeans	Euro-Schatz		IBEX35 Stock Index		Indian Rupee (3)	Swiss Franc (2)
KC Hard Red-Winter Wheat	Sugar #11 (World)	Eurodollar		MSCI Singapore		Indonesian Rupiah	Taiwan Dollar (3)
Lead	Wheat	Euribor		MSCI Taiwan		Israeli Shekel	Turkish Lira
Lean Hogs	Zinc	Japanese 10-Year Bond		NASDAQ 100 Index		Japanese Yen (2)
Live Cattle				Nikkei

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

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
A quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per Unit of the Series A Units, Series B Units, Series D Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income or gains or losses derived from the Trust’s fixed income securities.

Campbell & Company	Offering Costs
The Series A Units, Series D Units and Series W Units each bear offering costs incurred in relation to the offering of the Series A Units, Series D Units and Series W Units, respectively, up to an amount equal to approximately 1/12 of 0.50% of the month-end net assets of each of the Series A Units, Series D Units and Series W Units, totaling a maximum of 0.50% of average month-end net assets per year each of the Series A Units, Series D Units and Series W Units. Such offering costs of the Trust include all fees and expenses in connection with the distribution of the Units, including legal, accounting, printing, mailing, filing fees, escrow fees, salaries and bonuses of employees while engaged in sales activities, and marketing expenses of Campbell & Company and the selling agents which are paid by the Trust.

Selling Agents	Service Fee
Prior to March 1, 2017, the selling agents (the firm and not the individual representatives) who sell Series W Units received a monthly administrative fee of 1/12 of 0.25% of the month-end net assets of the Series W Units, totaling approximately 0.25% of average month-end net assets per year of the Series W Units. Effective March 1, 2017, a monthly service fee is no longer paid by the Series W Units.

UBS Securities, LLC and Goldman Sachs & Co. LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust, or approximately 0.45% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

NatWest Markets plc	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparty's execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, NatWest charges approximately $3 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker's charges, usually equal approximately 0.50% of the Trust's net assets.

Cash Manager and Custodian	Cash Management and Custody fees
The Trust pays a combined annualized fee of approximately 0.10% per annum of the funds managed by the Cash Manager for cash management services, custodian fees, and fees associated with monitoring the Trust's cash management portfolio. Prior to December 1, 2018, the Trust paid a combined annualized fee of approximately 0.075% per annum.

Other	Operating Expenses
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.15% of the Trust's net assets annually, although there is no limit on the amount of such expenses.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as "futures commission merchants." Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If Campbell & Company’s pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, it would be unable to act as the Trust's commodity pool operator and/or commodity trading advisor, as applicable.

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

Market disruptions during the past decade have led to increased governmental as well as self-regulatory scrutiny of the private fund and financial services industry in general. U.S. regulatory agencies are continuing to implement rulemaking as a result of the passage of Dodd-Frank in 2010. Further legislation proposing additional regulation of the industry is considered periodically by the U.S. Congress, as well as the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Trust, as well as require increased transparency as to the identity of  Unitholders.

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

Holding Period of Investment Positions

Campbell & Company typically does not know the maximum – or, often, even the expected (as opposed to optimal) – duration of any particular position at the time of initiation (except in the case of certain options or derivatives positions, which have pre-established expiration dates). The length of time for which a position is maintained varies significantly, based on Campbell & Company’s subjective judgment of the appropriate point at which to liquidate a position so as to augment gains or reduce losses. There can be no assurance that the Trust will be able to maintain any particular position, or group of related positions, for the duration required to realize the expected gains, or avoid loses, from such positions.

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

Futures and Forwards Trading is Highly Speculative and Volatile

Futures and forwards trading is speculative, and is not intended to be a complete investment program. Futures and forwards have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures and forwards trading is designed only for sophisticated investors who are able to bear the risk of capital loss. There can be no assurance that your account will achieve its investment objectives. Prospective investors are cautioned that they could loss all or substantially all of their investment. Prospective investors should understand that their account’s performance can be volatile.

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

Certain markets in which the Trust effects transactions may be in over-the-counter or "interdealer" markets, and also include unregulated private markets. Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the "exchange based" markets. This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Trust's transactions with a single or small group of counterparties. Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty. However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy. The ability of Campbell & Company and the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties' financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

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

Swap Agreements

The Trust may enter into swap agreements. Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular "notional amount." Swaps may be subject to various types of risk, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swaps can be individually negotiated and structured to include exposure to a variety of difference types of investments or market factors. Depending on their structure, swaps may increase or decrease the Trust's exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Trust's portfolio. Swap agreements can take many different forms and are known by a variety of names. The Trust is not limited to any particular form of swap agreement if it determines that other forms are consistent with the Trust’s investment objective and policies. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Trust, then the Trust must have sufficient cash availability to make such payments when due. In addition, if a counterparty’s creditworthiness declines, the value of a swap agreement would be likely to decline, potentially resulting in losses to the Trust. Dodd-Frank will mandate that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, Dodd-Frank’s success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2018, there were 2,761 Unitholders and 111,488.756 Units of Beneficial Interest outstanding in Series A, 185 Unitholders and 15,779.825 Units of Beneficial Interest outstanding in Series B, 16 Unitholders and 1,569.589 Units of Beneficial Interest outstanding in Series D, and 300 Unitholders and 9,306.953 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Total Assets	$345,838	$557,246	$774,793	$939,508	$771,758
Total Unitholders' Capital	333,892	545,823	740,734	928,081	748,010
Total Net Trading Gain (Loss) (includes brokerage commissions)	(33,681)	34,258	(82,812)	(18,089)	146,182
Net Income (Loss)	(42,882)	16,053	(111,115)	(64,565)	100,079

Net Income (Loss) Per Managing Operator and Other Unitholder Unit*
Series A	(241.12)	55.84	(356.40)	(238.56)	396.43
Series B	(268.63)	64.98	(377.21)	(206.02)	407.50
Series D**	(55.90)	38.87	-	-	-
Series W	(226.75)	147.87	(336.84)	(163.31)	537.90
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	(236.45)	65.85	(366.47)	(209.95)	429.84
Series B	(246.07)	85.28	(379.71)	(207.47)	530.82
Series D**	(85.71)	52.25	-	-	-
Series W	(216.72)	131.44	(351.30)	(171.60)	498.98
Weighted Average Number of Units Outstanding
Series A	136,862.599	190,971.399	244,644.947	214,825.352	166,969.696
Series B	20,850.911	30,486.440	40,919.198	45,553.446	56,725.207
Series D**	1,054.474	164.537	-	-	-
Series W	18,617.272	22,999.170	25,201.596	24,073.255	20,026.066

*	Based on weighted average number of units outstanding during the year.
**	Series D Units commenced trading on October 1, 2017.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	1st Qtr. 2018	2nd Qtr. 2018	3rd Qtr. 2018	4th Qtr. 2018
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(17,465)	$(7,003)	$(1,532)	$(7,681)
Net Income (Loss)	(21,009)	(9,144)	(3,232)	(9,497)
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A	(103.07)	(48.51)	(19.89)	(63.13)
Series B	(112.70)	(51.01)	(27.76)	(69.40)
Series D	(53.66)	(11.52)	(5.09)	(14.62)
Series W	(103.67)	(40.67)	(5.64)	(78.04)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	(107.58)	(47.75)	(20.08)	(61.04)
Series B	(113.26)	(50.45)	(19.08)	(63.28)
Series D	(41.96)	(16.82)	(5.22)	(21.71)
Series W	(107.95)	(42.47)	(9.58)	(56.72)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,512.21	2,464.46	2,444.38	2,383.34
Series B	2,728.16	2,677.71	2,658.63	2,595.35
Series D	1,010.29	993.47	988.25	966.54
Series W	2,870.68	2,828.21	2,818.63	2,761.91

Weighted Average Number of Units Per Period
Series A	154,223.168	145,474.670	129,372.124	118,380.433
Series B	24,352.679	22,878.199	19,710.876	16,461.891
Series D	336.849	1,084.928	1,311.521	1,484.598
Series W	22,677.194	22,297.407	18,480.544	11,013.942

	1st Qtr. 2017	2nd Qtr. 2017	3rd Qtr. 2017	4th Qtr. 2017
Total Net Trading Gain (Loss) (includes brokerage commissions)	$1,863	$(22,981)	$13,158	$42,218
Net Income (Loss)	(3,562)	(27,734)	9,177	38,172
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Series A	(13.75)	(106.56)	38.29	174.63
Series B	(14.53)	(111.75)	38.71	189.31
Series D**	-	-	-	38.87
Series W	(1.31)	(112.99)	53.05	210.54

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Series A	(15.81)	(116.14)	30.28	167.52
Series B	(13.63)	(122.20)	36.08	185.03
Series D**	-	-	-	52.25
Series W	(4.50)	(116.43)	47.96	204.41

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,538.13	2,421.99	2,452.27	2,619.79
Series B	2,742.51	2,620.31	2,656.39	2,841.42
Series D**	-	-	1,000.00	1,052.25
Series W	2,842.69	2,726.26	2,774.22	2,978.63

Weighted Average Number of Units Per Period
Series A	219,166.365	202,463.071	179,814.990	162,441.172
Series B	35,666.446	31,776.749	28,337.449	26,165.117
Series D**	-	-	-	164.537
Series W	23,368.768	23,085.060	22,533.621	23,009.231

*	Based on weighted average number of units outstanding during the period.
**	Series D Units commenced trading on October 1, 2017.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2018, the aggregate capitalization of the Trust was $333,891,934 with Series A, Series B, Series D and Series W comprising $265,715,642, $40,954,227, $1,517,078 and $25,704,987, respectively, of the total. The Net Asset Value per Unit was $2,383.34 for Series A, $2,595.35 for Series B, $966.54 for Series D and $2,761.91 for Series W.

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

Results of Operations

The returns for the years ended December 31, 2018, 2017 and 2016 for Series A were (9.03)%, 2.58% and (12.55)%, Series B were (8.66)%, 3.09% and (12.11)%, Series D (commenced trading on October 1, 2017) were (8.15)%, 5.23% and 0.00% and Series W were (7.28)%, 4.62% and (10.98)%, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Trust accrued management fees in the amounts of $16,863,539, $24,073,819, and $33,624,425, respectively, and paid management fees in the amounts of $17,499,643, $24,786,294, and $34,153,352, respectively. During the years ended December 31, 2018, 2017 and 2016, the Trust accrued performance fees in the amounts of $0, $3,207, and $0, respectively, and paid performance fees in the amounts of $3,207, $0, and $0.

2018 (For the Year Ended December 31)

Of the (9.03)% return for the year ended December 31, 2018 for Series A, approximately (5.87)% was due to trading losses (before commissions) and approximately (5.14)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.98% due to investment income earned by Series A.

Of the (8.66)% return for year ended December 31, 2018 for Series B, approximately (5.87)% was due to trading losses (before commissions) and approximately (4.77)% due to brokerage fees, management fees and operating costs, offset by approximately 1.98% due to investment income earned by Series B.

Of the (8.15)% return for the year ended December 31, 2018 for Series D, approximately (5.87)% was due to trading losses (before commissions) and approximately (4.26)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.98% due to investment income earned  by Series D.

Of the (7.28)% return for the year ended December 31, 2018 for Series W, approximately (5.87)% was due to trading losses (before commissions) and approximately (3.39)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.98% due to investment income earned  by Series W.

An analysis of the (5.87)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.00)%
Currencies	3.47
Interest Rates	1.79
Stock Indices	(9.13)
(5.87)%

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

Stock index holdings generated steep losses for the Trust during October.  Long positioning on a variety of global indices suffered as most world stocks sold-off sharply.  A myriad of negative headwinds for global equities contributed to the sudden risk-off tone including peak earnings concerns, tighter financial conditions, trade-war fears, decelerating Chinese economic growth, the strong US dollar, waning benefits from US tax reform, geopolitical tensions on several fronts, a slowdown in corporate buyback activity ahead of Q3 earnings reports, and a weakening US housing market. Commodity holdings caused additional losses for the Trust during October.  The energy and softs sub-sectors produced the worst results.  Long positioning on the petroleum complex sold-off in sympathy with global stocks.  In the softs, a short position on coffee produced losses as that commodity rose about 10% during the month, fueled by Brazilian real strength that triggered a bout of short covering.  The grains sub-sector provided some offsetting gains as short holdings profited as the complex traded lower during the month amid the stronger US dollar. Foreign exchange positioning, in both developed and emerging markets, generated some partially offsetting gains in October.  Long positioning on the US dollar, the highest yielding G10 currency, profited as key European currencies stumbled following renewed BREXIT-related concerns and some disappointing economic data in the region.  In the G10 basket of currencies, only the Japanese yen outperformed the US dollar as safe-haven buying benefitted the yen over the dollar. Interest rate positions from long German and Japanese markets created additional partially offsetting gains.  Safe-haven demand pushed fixed income prices up (yields fell) which boosted the Trust’s long holdings, leading to a positive sector outcome during October.

In November, losses came from foreign exchange, fixed income, and stock index positions, while commodity holdings produced some partially offsetting gains for the Trust. Foreign exchange positioning, in both developed and emerging markets, generated the largest losses in November. Long positioning on the US dollar against most of our traded currencies proved to be a headwind for the Trust. After having one of its best months in two years in October, the US dollar saw choppy trading throughout the month of November. A potential shift in US FOMC interest rate policy, trade war headlines, and a softening US inflation outlook helped prevent the dollar from a continuation of its broader move higher. Interest rate positions from short US 2-year notes and short US 90-day Eurodollars led to sector losses.  Short-dated fixed income markets rallied in the US (yields fell) as several dovish speeches by US FOMC members, including Chairman Powell, indicated that the Fed might be closer to pausing US interest rate hikes than the market previously expected. Stock index positions also detracted during the month.  The Trust held a mix of long and short positioning across the traded universe of global indices.  Most global indices experienced a choppy month as traders weighed a mix of news related to trade wars, US Fed policy, global economic growth, and BREXIT.  Some small gains were found in North America, but more than offsetting losses were realized in Europe and Asia. Commodity holdings produced some partially offsetting gains for the Trust during November, with the energy sub-sector realizing the best results.  Long positioning on natural gas proved profitable as colder than expected temperatures in the US set-off a rally that led to a massive short-squeeze, sending prices higher by almost 40% during the month.  A short on gasoline was also profitable as the petroleum complex continued its recent sell-off.  Some partially offsetting losses were seen in a short soybean position as hopes for a truce in the US-Chinese trade war sent prices higher.

Profits in December were seen across all major asset classes traded - foreign exchange, commodities, interest rates, and stock indices. Foreign exchange positioning, mostly from developed markets, generated some robust gains in December.  Short positioning on several of the so-called commodity currencies, primarily the Australian dollar and Canadian dollar (all versus long the US dollar), produced the best gains.  The Canadian dollar sold off in sympathy with the meltdown in prices across the petroleum complex during the month.  The Aussie dollar fell in value as China, a major export market for Australian commodities, reported weaker than expected economic data, generating concern about future demand. Commodity holdings also produced solid gains for the Trust during December, with the softs, grains, and industrial metals sub-sectors realizing the best results.  Short positioning on cotton profited as prices fell due to concerns surrounding a recent slowdown in export sales activity.  A short holding on soybeans proved profitable as prices fell amid a slowdown in US exports due to the ongoing US trade dispute with China.  Short positioning on aluminum also produced profits from falling prices fueled by a barrage of weaker than expected economic data out of China. Interest rate positions from short-dated instruments provided additional profits during the month.  Long positioning on short-term notes issued by the US, Europe, Canada, and the United Kingdom all generated gains.  These positions benefitted from flight-to-safety flows seen during December as investors aggressively sold stocks and sought the relative safety that fixed income instruments provide. Stock index positions also added to gains during December.  Short positioning on several global indices generated profits as most global stocks experienced a steep sell-off.  A myriad of headwinds sent stocks reeling including higher US interest rates, signs of a global economic slowdown, ongoing tensions between the US and China over trade policies, and a partial US government shutdown fueled by bipartisan tensions.

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

Of the 5.23% return for the year ended December 31, 2017  for Series D, which commenced trading on October 1, 2017, approximately 6.92% was due to trading gains (before commissions) and approximately 0.19% due to investment income, offset by approximately (1.88)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series D.

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

May showed losses caused by foreign exchange and commodity positions, while stock index and interest rate holdings produced partially offsetting gains for the Trust. Foreign exchange holdings produced some of the largest losses during May.  Long positioning on the US dollar against most developed currencies drove the decline.  An ongoing unwind of the Trump-induced reflation-trade, linked with some mixed US economic data and generally stronger European data, conspired to send the greenback lower during the month.  The political turmoil that gripped Washington DC added to the US dollar angst while a soothing of political tensions in Europe, due to the election of Emmanuel Macron in France, helped support European currencies. Commodity holdings also produced losses during the month.  Long positioning on natural gas suffered when that market saw a price drop as mild weather in the US reduced demand and as a new trade agreement with China is expected to encourage US drillers to produce more of the commodity.  A short cocoa position suffered amid flood conditions and unrest in the Ivory Coast which sent prices higher.  The grains produced some partially offsetting gains as a short soybean position profited from a sell-off in that market due to continued concerns surrounding increased South American planting expectations and steady US planting progress. Long holdings on global stock indices contributed some of the strongest profits to the Trust.  Some of the best gains were seen in Hong Kong and the US as technology stocks performed particularly well.  Improving global growth, linked with still-accommodative central banks and ongoing hope the Trump administration will ultimately get tax reform and infrastructure spending passed, kept the buy-the-dip mentality firmly in place.  Interest rate positions produced additional profits.  Long positioning on 10-year notes in Canada, Australia, and Germany produced gains as central banks in those regions indicated they planned to remain patient with their accommodative policies.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2018, 2017 and 2016 and the trading gains/losses by market category for the years then ended.

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.87%	(2.00)%
Currencies	0.80%	3.47%
Interest Rates	0.47%	1.79%
Stock Indices	0.76%	(9.13)%
Aggregate/Total	2.11%	(5.87)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2018.

Of the (9.03)% return for the year ended December 31, 2018 for Series A, approximately (5.87)% was due to trading losses (before commissions) and approximately (5.14)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.98% due to investment income earned by Series A.

Of the (8.66)% return for year ended December 31, 2018 for Series B, approximately (5.87)% was due to trading losses (before commissions) and approximately (4.77)% due to brokerage fees, management fees and operating costs, offset by approximately 1.98% due to investment income earned by Series B.

Of the (8.15)% return for the year ended December 31, 2018 for Series D, approximately (5.87)% was due to trading losses (before commissions) and approximately (4.26)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.98% due to investment income earned  by Series D.

Of the (7.28)% return for the year ended December 31, 2018 for Series W, approximately (5.87)% was due to trading losses (before commissions) and approximately (3.39)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 1.98% due to investment income earned  by Series W.

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

Of the 5.23% return for the year ended December 31, 2017  for Series D, which commenced trading on October 1, 2017, approximately 6.92% was due to trading gains (before commissions) and approximately 0.19% due to investment income, offset by approximately (1.88)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne  by Series D.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2018 by market sector.

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

Metals

The Trust's metals market exposure is to fluctuations in the price of aluminum, copper, gold, lead, nickel, palladium, platinum, silver and zinc.

Agricultural

The Trust's agricultural exposure is to fluctuations of the price of cattle, cocoa, coffee, corn, cotton, hogs, soy, sugar and wheat.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Trust as of December 31, 2018.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 48 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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

Management assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2018. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2018, the Trust's internal control over financial reporting was effective.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company's directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and, since November 2012, has served as the Chief Executive Officer of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Mr. Andrews is a member of the Board of Directors of various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited, an international business company incorporated in the Cayman Islands; The Campbell Offshore Fund Limited SPC (formerly known as The Campbell Global Assets Fund Limited SPC), a segregated portfolio company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Offshore Fund Limited, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Master Fund LP, an exempted limited partnership registered in the Cayman Islands; and Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member.  Since August 2017, Mr. Andrews has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP.  Since November 2014, Mr. Andrews has also served as an officer of Campbell & Company, LLC. Since August 2018 Mr. Andrews has served on the firm’s Executive Committee.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee. Mr. Andrews served as Co-Director of Research from November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President, Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. Mr. Andrews has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively and registered as an NFA Associate Member and an Associated Person of Campbell & Company effective April 10, 2013 and April 11, 2013, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Since August 2018 Mr. Campbell has served on the firm’s Executive Committee.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator since June 30, 1982 and a NFA Associate Member since July 1, 1984.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously referenced commodity pool operator registration, Mr. Campbell became listed as a Principal effective March 10, 1975 and became registered as an Associated Person, a Swap Associated Person and a Forex Associated Person on February 28, 2013, March 1, 2013 and March 15, 2013, respectively.

Dr. Kevin Cole, born in 1972, joined Campbell & Company in October 2003 and has served as Chief Research Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017.  Since August 2018 Mr. Cole has served on the firm’s Executive Committee.  In February 2017, Dr. Cole was appointed to serve Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Since he joined the firm Dr. Cole has had a significant role in the ongoing research and development of Campbell & Company’s trading systems. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017, Director, Investment Strategies from October 2013 to December 2015, Research Manager from October 2006 to September 2013 and Senior Researcher from October 2003 to September 2006.  He was appointed to the firm’s Investment Committee in January 2016.  As Chief Research Officer, Dr. Cole is responsible for the management of the research and investment process at the firm.  Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley.  Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

Michael S. Harris, born in 1975, joined Campbell & Company in July 2000, and has served as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, since November 2012.  Mr. Harris is a member of the Board of Directors for various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited, an international business company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; and Campbell Financial Services, LLC, an SEC- registered broker-dealer and FINRA member.  Since August 2017, Mr. Harris has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP.  Since November 2014, Mr. Harris has served as an officer of Campbell & Company, LLC. Mr. Harris has served as the President of Campbell Financial Services, LLC, since April 2014.  Since August 2018 Mr. Harris has served on the firm’s Executive Committee.  Mr. Harris has been a member of the firm’s Investment Committee since March 2010.  Mr. Harris served as Vice President and Director of Trading from June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012.  Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College.  He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan.  Mr. Harris became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 19, 2000 and September 21, 2000, respectively; and registered as a NFA Associate Member and an Associated Person of Campbell & Company Investment Adviser LLC effective February 25, 2013.  Mr. Harris became listed as a principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.  Mr. Harris became listed as a Swap Associated Person of Campbell & Company and Campbell & Company Investment Adviser LLC on March 1, 2013.  Mr. Harris became listed as a Forex Associated Person of Campbell & Company and Campbell & Company Investment Adviser LLC on March 5, 2013.  Mr. Harris became a member of the Board of Directors of the Foreign Exchange Professionals Association on February 10, 2015.  Since October 2013, Mr. Harris has served on the Board of Directors of the Managed Funds Association, the leading advocate for sound business practices in the alternative investment industry.  Mr. Harris has also been designated as a Branch Manager of Campbell & Company, LP since May 5, 2016.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 and, since December 2018, has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, Mr. Lloyd is currently involved in all aspects of legal affairs, compliance and regulatory oversight. Since joining the firm, Mr. Lloyd has also served as an officer of Campbell & Company and its affiliates in multiple capacities, including: Co-General Counsel; Chief Compliance Officer; President; Vice President; Secretary; and Assistant Treasurer.  Since joining the firm, Mr. Lloyd has also served as an officer and/or a member of the Board of Directors of entities affiliated with Campbell & Company, including: Campbell & Company Investment Adviser LLC; Campbell Financial Services, LLC, a wholly-owned subsidiary of Campbell & Company, an SEC-registered broker-dealer, and a FINRA member; Campbell & Company, LLC, the general partner of Campbell & Company; Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, both exempted limited partnerships registered in the Cayman Islands; and Campbell Core Offshore Limited and the Campbell Managed Futures Offshore Fund – CAD, both international business companies incorporated in the Cayman Islands.  From July 1999 to September 2005, Mr. Lloyd was employed by DBSI, a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd initially became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010.

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

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Managing Director, Operations and Finance, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company's corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Campbell & Company receives (i) a monthly management fee of 1/12 of 4% of the month-end net assets of the Series A Units and Series B Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 4% of the average month-end net assets per year of the Series A Units and Series B Units; (ii) a monthly management fee of 1/12 of 2.75% of the month-end net assets of the Series D Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 2.75% of average month-end net assets per year of the Series D Units; (iii) a monthly management fee of 1/12 of 2% of the month-end net assets of the Series W Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 2% of average month-end net assets per year of the Series W Units; and (iv) a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A Units, Series B Units, Series D Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income, allocable to such Series of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis, charged quarterly. In determining the fees in this paragraph, net assets shall not be reduced by the performance fees being calculated for such current period. In respect of each Series of Units, "aggregate cumulative appreciation" means the total increase in Unit value of such Series of Units from the commencement of trading, minus the total increase in Unit value of such Series of Units for all prior quarters, multiplied by the number of Units of such Series outstanding. The performance fee is paid only on profits attributable to each Series of Units outstanding. The performance fee is accrued monthly and paid quarterly.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2018, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2018, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2018 and 2017 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust's annual financial statements, for review of financial statements included in the Trust's Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2018 and 2017 were $224,250 and $218,095, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 48 thereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2018 and 2017, (ii) Statements of Financial Condition as of December 31, 2018 and 2017, (iii) Statements of Operations For the Years Ended December 31, 2018, 2017 and 2016, (iv) Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2018, 2017 and 2016, (vi) Financial Highlights For the Years Ended December 31, 2018, 2017 and 2016, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2018 and 2017, (ii) Statements of Financial Condition as of December 31, 2018 and 2017, (iii) Statements of Operations For the Years Ended December 31, 2018, 2017 and 2016, (iv) Statements of Cash Flows For the Years Ended December 31, 2018, 2017 and 2016, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2018, 2017 and 2016, (vi) Financial Highlights For the Years Ended December 31, 2018, 2017 and 2016, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2019.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 29, 2019.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	President
Michael S. Harris

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ Gabriel A. Morris	Managing Director, Operations and Finance
Gabriel A. Morris

THE CAMPBELL FUND TRUST

ANNUAL REPORT
December 31, 2018

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements
We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2019

We have served as the Trust’s auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$11,260,081	3.37%
	Credit Cards	7,922,740	2.37%
	Equipment Loans	949,326	0.29%
	Total Asset Backed Securities (cost $20,184,656)	20,132,147	6.03%

	Bank Deposits
	United States
	Financials	4,348,492	1.30%
	Total Bank Deposits (cost $4,350,132)	4,348,492	1.30%

	Commercial Paper
	United States
	Communications	3,728,528	1.11%
	Consumer Discretionary	8,545,981	2.56%
	Consumer Staples	18,595,739	5.57%
	Financials	2,026,496	0.61%
	Industrials	4,103,477	1.23%
	Utilities
$7,301,000	Kentucky Utilities Company Due 01/02/2019	7,299,939	2.19%
$885,000	Kentucky Utilities Company Due 01/08/2019	884,469	0.26%
$2,280,000	Kentucky Utilities Company Due 01/14/2019	2,277,534	0.68%
$6,750,000	Kentucky Utilities Company Due 01/23/2019	6,737,718	2.02%
	Other	16,156,320	4.84%
	Total Commercial Paper (cost $70,360,185)	70,356,201	21.07%

	Corporate Bonds
	Canada
	Financials (cost $13,018,958)	12,960,949	3.88%
	Japan
	Financials (cost $2,697,498)	2,681,988	0.80%
	United Kingdom
	Financials (cost $9,746,548)	9,700,528	2.91%
	United States
	Communications	12,685,658	3.80%
	Consumer Discretionary	9,534,815	2.85%
	Consumer Staples	12,644,398	3.79%
	Energy	2,760,187	0.83%
	Financials	39,791,199	11.92%
	Industrials	7,322,498	2.19%
	Technology	6,235,512	1.87%
	Utilities	942,078	0.28%
	Total United States (cost $92,174,110)	91,916,345	27.53%
	Total Corporate Bonds (cost $117,637,114)	117,259,810	35.12%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$8,735,000	U.S. Treasury Bills Due 01/17/2019*	8,726,578	2.61%
$14,392,500	U.S. Treasury Bills Due 02/21/2019*	14,344,561	4.30%
$28,162,500	U.S. Treasury Bills Due 03/28/2019*	28,002,067	8.39%
	Total Government And Agency Obligations (cost $51,077,094)	51,073,206	15.30%
	Total Fixed Income Securities ** (cost $263,609,181)	$263,169,856	78.82%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,868)	$2,868	0.00%
Total Short Term Investments (cost $2,868)	$2,868	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$245,490	0.07%
Energy	(1,580,415)	(0.47)%
Metals	(3,242,497)	(0.97)%
Stock indices	(177,210)	(0.05)%
Short-term interest rates	1,926,368	0.57%
Long-term interest rates	2,133,111	0.64%
Net unrealized gain (loss) on long futures contracts	(695,153)	(0.21)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	3,069,621	0.92%
Energy	906,219	0.27%
Metals	4,581,047	1.37%
Stock indices	49,319	0.01%
Short-term interest rates	(10,448)	0.00%
Long-term interest rates	(2,215,414)	(0.66)%
Net unrealized gain (loss) on short futures contracts	6,380,344	1.91%
Net unrealized gain (loss) on open futures contracts	$5,685,191	1.70%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$6,864,179	2.06%
Various short forward currency contracts	1,503,207	0.45%
Net unrealized gain (loss) on open forward currency contracts	$8,367,386	2.51%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $51,073,206 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2017

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $12,271)	$12,271	0.00%
Total Short Term Investments (cost $12,271)	$12,271	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$924,150	0.17%
Energy	4,224,681	0.78%
Metals	6,713,170	1.23%
Stock indices	4,003,518	0.73%
Short-term interest rates	(239,756)	(0.04)%
Long-term interest rates	(4,999,798)	(0.92)%
Net unrealized gain (loss) on long futures contracts	10,625,965	1.95%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	2,408,552	0.44%
Energy	(1,761,620)	(0.32)%
Metals	(2,785,648)	(0.51)%
Stock indices	(113,440)	(0.02)%
Short-term interest rates	250,252	0.04%
Long-term interest rates	370,399	0.07%
Net unrealized gain (loss) on short futures contracts	(1,631,505)	(0.30)%
Net unrealized gain (loss) on open futures contracts	$8,994,460	1.65%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$15,396,303	2.82%
Various short forward currency contracts	(12,294,439)	(2.25)%
Net unrealized gain (loss) on open forward currency contracts	$3,101,864	0.57%

*	Pledged as collateral for the trading of futures and forward positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $67,430,443 deposited with the futures brokers and $31,087,099 deposited with the interbank market maker.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Equity in futures brokers trading accounts
Cash	$29,264,709	$46,914,581
Restricted cash	0	936,583
Fixed income securities (cost $51,077,094 and $67,458,506, respectively)	51,073,206	67,430,443
Net unrealized gain (loss) on open futures contracts	5,685,191	8,994,460
Total equity in futures brokers trading accounts	86,023,106	124,276,067

Cash and cash equivalents	22,653,467	1,828,845
Restricted cash at interbank market maker	15,828,352	0
Short term investments (cost $2,868 and $12,271, respectively)	2,868	12,271
Fixed income securities (cost $212,532,087 and $427,107,573, respectively)	212,096,650	427,026,084
Net unrealized gain (loss) on open forward currency contracts	8,367,386	3,101,864
Interest receivable	865,914	951,297
Subscription receivable	0	50,000
Total assets	$345,837,743	$557,246,428

LIABILITIES
Accounts payable	$315,936	$330,154
Management fee payable	1,104,485	1,740,589
Accrued commissions and other trading fees on open contracts	65,526	79,893
Offering costs payable	126,325	202,016
Performance fee payable	0	3,207
Redemptions payable	10,333,537	9,067,414
Total liabilities	11,945,809	11,423,273

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 111,488.756 and 155,656.273 units outstanding at December 31, 2018 and December 31, 2017, respectively	265,715,642	407,786,433
Series B Units – Redeemable
Other Unitholders - 15,779.825 and 24,609.317 units outstanding at December 31, 2018 and December 31, 2017, respectively	40,954,227	69,925,360
Series D Units – Redeemable
Other Unitholders - 1,569.589 and 259.610 units outstanding at December 31, 2018 and December 31, 2017, respectively	1,517,078	273,175
Series W Units – Redeemable
Other Unitholders - 9,306.953 and 22,774.964 units outstanding at December 31, 2018 and December 31, 2017, respectively	25,704,987	67,838,187
Total unitholders' capital (Net Asset Value)	333,891,934	545,823,155
Total liabilities and unitholders' capital (Net Asset Value)	$345,837,743	$557,246,428

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(41,063,148)	$66,030,994	$(88,065,717)
Change in unrealized	(3,309,269)	5,322,374	17,481,556
Brokerage commissions	(1,883,439)	(2,870,975)	(4,310,137)
Net gain (loss) from futures trading	(46,255,856)	68,482,393	(74,894,298)

Forward currency trading gains (losses)
Realized	7,468,040	(31,295,280)	(11,085,816)
Change in unrealized	5,265,522	(2,785,471)	3,472,024
Brokerage commissions	(158,621)	(143,438)	(304,334)
Net gain (loss) from forward currency trading	12,574,941	(34,224,189)	(7,918,126)
Total net trading gain (loss)	(33,680,915)	34,258,204	(82,812,424)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	9,144,196	7,357,870	6,418,588
Realized gain (loss) on fixed income securities	(68,489)	28,191	107,699
Change in unrealized gain (loss) on fixed income securities	(329,773)	(176,663)	684,811
Total investment income	8,745,934	7,209,398	7,211,098

Expenses
Management fee	16,863,539	24,073,819	33,624,425
Service fee	0	25,238	178,909
Performance fee	0	3,207	0
Operating expenses	1,083,249	1,312,796	1,710,175
Total expenses	17,946,788	25,415,060	35,513,509
Net investment income (loss)	(9,200,854)	(18,205,662)	(28,302,411)
NET INCOME (LOSS)	$(42,881,769)	$16,052,542	$(111,114,835)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT (1)
(based on weighted average number of units outstanding during the year)
Series A	$(241.12)	$55.84	$(356.40)
Series B	$(268.63)	$64.98	$(377.21)
Series D	$(55.90)	$38.87	$-
Series W	$(226.75)	$147.87	$(336.84)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT (1)
Series A	$(236.45)	$65.85	$(366.47)
Series B	$(246.07)	$85.28	$(379.71)
Series D	$(85.71)	$52.25	$-
Series W	$(216.72)	$131.44	$(351.30)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR (1)
Series A	136,862.599	190,971.399	244,644.947
Series B	20,850.911	30,486.440	40,919.198
Series D	1,054.474	164.537	-
Series W	18,617.272	22,999.170	25,201.596

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Cash flows from (for) operating activities
Net income (loss)	$(42,881,769)	$16,052,542	$(111,114,835)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(1,626,480)	(2,360,240)	(21,638,391)
(Increase) decrease in interest receivable	85,383	246,139	(136,035)
Increase (decrease) in accounts payable and accrued expenses	(667,896)	(799,541)	(612,680)
Purchases of investments	(4,845,927,971)	(7,174,807,190)	(9,852,681,085)
Sales/maturities of investments	5,076,894,272	7,396,586,326	9,973,497,478
Net cash from (for) operating activities	185,875,539	234,918,036	(12,685,548)

Cash flows from (for) financing activities
Addition of units	24,249,599	24,768,797	75,845,164
Redemption of units	(190,372,928)	(254,787,739)	(124,994,606)
Offering costs paid	(1,685,691)	(2,830,682)	(3,838,201)
Net cash from (for) financing activities	(167,809,020)	(232,849,624)	(52,987,643)

Net increase (decrease) in cash, cash equivalents and restricted cash	18,066,519	2,068,412	(65,673,191)

Cash, cash equivalents and restricted cash at beginning of year	49,680,009	47,611,597	113,284,788
Cash, cash equivalents and restricted cash at end of year	$67,746,528	$49,680,009	$47,611,597

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2018	2017	2016
Cash, cash equivalents and restricted cash at end of year consists of:
Cash in futures brokers trading accounts	$29,264,709	$46,914,581	$43,175,245
Restricted cash in futures brokers trading accounts	0	936,583	0
Cash and cash equivalents	22,653,467	1,828,845	4,436,352
Restricted cash at interbank market maker	15,828,352	0	0
Total cash, cash equivalents and restricted cash at end of year	$67,746,528	$49,680,009	$47,611,597

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Series A - Other Unitholders		Series D - Other Unitholders (1)		Series W - Other Unitholders
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2015	243,788.567	$711,962,948	0.000	$0	25,184.916	$80,553,752
Net income (loss)		(87,191,083)		0		(8,488,816)
Additions	22,978.707	65,157,679	0.000	0	3,367.912	10,372,913
Redemptions	(42,623.908)	(114,082,728)	0.000	0	(5,071.163)	(15,194,966)
Offering costs		(3,397,523)		0		(386,238)
Balances at December 31, 2016	224,143.366	$572,449,293	0.000	$0	23,481.665	$66,856,645

Net income (loss)		10,664,096		6,394		3,400,899
Additions	5,671.031	14,279,057	259.610	267,000	3,627.522	10,232,738
Redemptions	(74,158.124)	(187,180,241)	0.000	0	(4,334.223)	(12,323,261)
Offering costs		(2,425,772)		(219)		(328,834)
Balances at December 31, 2017	155,656.273	$407,786,433	259.610	$273,175	22,774.964	$67,838,187

Net income (loss)		(33,000,037)		(58,946)		(4,221,544)
Additions	6,664.265	16,077,415	1,361.229	1,357,448	2,393.603	6,764,736
Redemptions	(50,831.782)	(123,807,843)	(51.250)	(49,436)	(15,861.614)	(44,411,881)
Offering costs		(1,340,326)		(5,163)		(264,511)
Balances at December 31, 2018	111,488.756	$265,715,642	1,569.589	$1,517,078	9,306.953	$25,704,987

Net Asset Value per Other Unitholders' Unit - Series A

December 31, 2018	December 31, 2017	December 31, 2016
$2,383.34	$2,619.79	$2,553.94

Net Asset Value per Other Unitholders' Unit - Series D (1)

December 31, 2018	December 31, 2017	December 31, 2016
$966.54	$1,052.25	$0.00

Net Asset Value per Other Unitholders' Unit - Series W

December 31, 2018	December 31, 2017	December 31, 2016
$2,761.91	$2,978.63	$2,847.19

(1)	Series D Units commenced trading on October 1, 2017.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Unitholders' Capital - Series B
	Managing Operator		Other Unitholders		Total		Trust
	Units	Amount	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2015	0.000	$0	43,230.672	$135,564,706	43,230.672	$135,564,706	$928,081,406
Net income (loss)		(915)		(15,434,021)		(15,434,936)	(111,114,835)
Additions	0.000	0	104.514	314,572	104.514	314,572	75,845,164
Redemptions	(19.003)	(55,085)	(6,624.327)	(19,261,455)	(6,643.330)	(19,316,540)	(148,594,234)
Transfers	19.003	56,000	(19.003)	(56,000)	0.000	0	0
Offering costs		0		0		0	(3,783,761)
Balances at December 31, 2016	0.000	$0	36,691.856	$101,127,802	36,691.856	$101,127,802	740,433,740

Net income (loss)		0		1,981,153		1,981,153	16,052,542
Additions	0.000	0	14.356	40,002	14.356	40,002	24,818,797
Redemptions	0.000	0	(12,096.895)	(33,223,597)	(12,096.895)	(33,223,597)	(232,727,099)
Offering costs		0		0		0	(2,754,825)
Balances at December 31, 2017	0.000	$0	24,609.317	$69,925,360	24,609.317	$69,925,360	545,823,155

Net income (loss)		0		(5,601,242)		(5,601,242)	(42,881,769)
Additions	0.000	0	0.000	0	0.000	0	24,199,599
Redemptions	0.000	0	(8,829.492)	(23,369,891)	(8,829.492)	(23,369,891)	(191,639,051)
Offering costs		0		0		0	(1,610,000)
Balances at December 31, 2018	0.000	$0	15,779.825	$40,954,227	15,779.825	$40,954,227	$333,891,934

Net Asset Value per Managing Operator and Other Unitholders' Unit - Series B

December 31, 2018	December 31, 2017	December 31, 2016
$2,595.35	$2,841.42	$2,756.14

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Series A
	2018	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,619.79	$2,553.94	$2,920.41

Income (loss) from operations:
Total net trading gains (losses) (1)	(169.98)	156.57	(258.85)
Net investment income (loss) (1)	(56.68)	(78.02)	(93.73)
Total net income (loss) from operations	(226.66)	78.55	(352.58)
Offering costs (1)	(9.79)	(12.70)	(13.89)
Net asset value per unit at end of year	$2,383.34	$2,619.79	$2,553.94
Total Return	(9.03)%	2.58%	(12.55)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.29%	4.27%	4.21%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.29%	4.27%	4.21%
Net investment income (loss) (2)	(2.32)%	(3.12)%	(3.38)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Series B
	2018	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,841.42	$2,756.14	$3,135.85

Income (loss) from operations:
Total net trading gains (losses) (1)	(184.39)	169.72	(278.73)
Net investment income (loss) (1)	(61.68)	(84.44)	(100.98)
Total net income (loss) from operations	(246.07)	85.28	(379.71)
Net asset value per unit at end of year	$2,595.35	$2,841.42	$2,756.14
Total Return	(8.66)%	3.09%	(12.11)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.29%	4.28%	4.22%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.29%	4.28%	4.22%
Net investment income (loss) (2)	(2.33)%	(3.12)%	(3.39)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the year ended December 31, 2018 and for the period October 1, 2017 (commencement of trading) to December 31, 2017. This information has been derived from information presented in the financial statements.

	Series D (1)
	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,052.25	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (2)	(72.14)	77.90
Net investment income (loss) (2)	(8.67)	(24.32)
Total net income (loss) from operations	(80.81)	53.58
Offering costs (2)	(4.90)	(1.33)
Net asset value per unit at end of year	$966.54	$1,052.25
Total Return	(8.15)%	5.23%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	2.89%	2.65%
Performance fee	0.00%	1.63%
Total expenses	2.89%	4.28%
Net investment income (loss) (3),(4)	(0.85)%	(1.62)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2018, 2017 and 2016. This information has been derived from information presented in the financial statements.

	Series W
	2018	2017	2016
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,978.63	$2,847.19	$3,198.49

Income (loss) from operations:
Total net trading gains (losses) (1)	(194.56)	177.38	(286.73)
Net investment income (loss) (1)	(7.95)	(31.64)	(49.24)
Total net income (loss) from operations	(202.51)	145.74	(335.97)
Offering costs (1)	(14.21)	(14.30)	(15.33)
Net asset value per unit at end of year	$2,761.91	$2,978.63	$2,847.19
Total Return	(7.28)%	4.62%	(10.98)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.32%	2.25%	2.43%
Performance fee	0.00%	0.00%	0.00%
Total expenses	2.32%	2.25%	2.43%
Net investment income (loss) (2)	(0.29)%	(1.11)%	(1.61)%

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

(2)	Excludes performance fee.

See Accompanying Notes to Financial Statements.

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2018 and December 31, 2017, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017.

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,868	$0	$0	$2,868
Fixed income securities	0	263,169,856	0	263,169,856

Other Financial Instruments
Exchange-traded futures contracts	5,685,191	0	0	5,685,191
Forward currency contracts	0	8,367,386	0	8,367,386
Total	$5,688,059	$271,537,242	$0	$277,225,301

	Fair Value at December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$12,271	$0	$0	$12,271
Fixed income securities	0	494,456,527	0	494,456,527

Other Financial Instruments
Exchange-traded futures contracts	8,994,460	0	0	8,994,460
Forward currency contracts	0	3,101,864	0	3,101,864
Total	$9,006,731	$497,558,391	$0	$506,565,122

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2018 and 2017.

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2015 through 2018 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2018 and 2017, the amount of unreimbursed offering costs incurred by Campbell & Company is $116,422 and $206,222 for Series A units, $53,235 and $19,412 for Series D units and $215,298 and $285,675 for Series W units, respectively.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An affected entity is permitted to adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Trust’s financial statement disclosures.

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
K. Reclassification

Certain 2016 and 2017 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash, cash equivalents and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

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

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
Note 7. DEPOSITS WITH FUTURES BROKERS

The Trust deposits assets with UBS Securities LLC and Goldman Sachs & Co. LLC as the futures brokers, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures brokers. The Trust typically earns interest income on its assets deposited with the futures brokers.

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust's counterparty with regard to its forward currency transactions is NatWest Markets plc ("NatWest"), formerly the Royal Bank of Scotland. The Trust has entered into an International Swaps and Derivatives Association Master Agreement ("ISDA Agreement") with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2018. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eight month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the years ended December 31, 2018 and 2017, Campbell & Company received redemption fees of $896 and $16,112, respectively.

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

Market Risk

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Trust's open positions and, consequently, in its earnings and cash flow. The Trust's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust's open positions and the liquidity of the markets in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. See Note 1.C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

The Trust adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2018 and 2017 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,387,407	$(72,296)	$3,315,111
Energy Contracts	Net unrealized gain (loss) on open futures contracts	944,156	(1,618,352)	(674,196)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,959,401	(3,620,851)	1,338,550
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,209,323	(1,337,214)	(127,891)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,943,511	(27,591)	1,915,920
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,271,180	(2,353,483)	(82,303)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	22,965,576	(14,598,190)	8,367,386
Totals		$37,680,554	$(23,627,977)	$14,052,577

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2017 Fair Value	Liability Derivatives at December 31, 2017 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,638,592	$(305,890)	$3,332,702
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,230,158	(1,767,097)	2,463,061
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,733,650	(2,806,128)	3,927,522
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,430,613	(2,540,535)	3,890,078
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	509,198	(498,702)	10,496
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	853,564	(5,482,963)	(4,629,399)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	17,067,988	(13,966,124)	3,101,864
Totals		$39,463,763	$(27,367,439)	$12,096,324

*	Derivatives not designated as hedging instruments under ASC 815

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
The trading revenue of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2018, 2017 and 2016 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017	Trading Gains/(Losses) for the Year Ended December 31, 2016
Agriculture Contracts	$(11,585,635)	$(22,546,602)	$(25,091,142)
Energy Contracts	12,454,587	(13,289,345)	(54,329,350)
Metal Contracts	(12,610,804)	(182,753)	(24,369,040)
Stock Indices Contracts	(41,663,459)	135,687,330	5,292,507
Short-Term Interest Rate Contracts	8,897,512	(4,394,419)	(5,819,979)
Long-Term Interest Rate Contracts	179,434	(24,047,837)	33,870,114
Forward Currency Contracts	12,733,562	(34,080,751)	(7,613,792)
Total	$(31,594,803)	$37,145,623	$(78,060,682)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017	Trading Gains/(Losses) for the Year Ended December 31, 2016
Futures trading gains (losses):
Realized**	$(41,019,096)	$65,904,000	$(87,928,446)
Change in unrealized	(3,309,269)	5,322,374	17,481,556
Forward currency trading gains (losses):
Realized	7,468,040	(31,295,280)	(11,085,816)
Change in unrealized	5,265,522	(2,785,471)	3,472,024
Total	$(31,594,803)	$37,145,623	$(78,060,682)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
For the years ended December 31, 2018, 2017 and 2016, the monthly average of futures contracts bought and sold was approximately 42,800, 60,700 and 94,200, respectively, and the monthly average of notional value of forward currency contracts was $2,076,800,000, $2,489,600,000 and $4,759,500,000, respectively.

Open contracts generally mature within three months; as of December 31, 2018, the latest maturity date for open futures contracts is March 2020 and the latest maturity date for open forward currency contracts is March 2019. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2018 and 2017 was $51,073,206 and $98,517,542, respectively, which equals approximately 15% and 18% of Net Asset Value, respectively. The cash deposited with the interbank market maker at December 31, 2018 and 2017 was $36,845,456 and $265,952, respectively, which equals approximately 11% and 0% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market maker at December 31, 2018 and 2017 was restricted cash for margin requirements of $15,828,352 and $936,583, respectively, which equals approximately 5% and 0% of Net Asset Value, respectively.

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

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,589,907	$(4,587,126)	$3,002,781
Futures contracts	Goldman Sachs & Co. LLC	7,125,071	(4,442,661)	2,682,410
Forward currency contracts	NatWest Markets plc	22,965,576	(14,598,190)	8,367,386
Total derivatives		$37,680,554	$(23,627,977)	$14,052,577

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,002,781	$0	$0	$3,002,781
Goldman Sachs & Co. LLC	2,682,410	0	0	2,682,410
NatWest Markets plc	8,367,386	0	0	8,367,386
Total	$14,052,577	$0	$0	$14,052,577

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,587,126	$(4,587,126)	$0
Futures contracts	Goldman Sachs & Co. LLC	4,442,661	(4,442,661)	0
Forward currency contracts	NatWest Markets plc	14,598,190	(14,598,190)	0
Total derivatives		$23,627,977	$(23,627,977)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
Offsetting of Derivative Assets by Counterparty
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,246,678	$(6,805,740)	$4,440,938
Futures contracts	Goldman Sachs & Co. LLC	11,149,097	(6,595,575)	4,553,522
Forward currency contracts	NatWest Markets plc	17,067,988	(13,966,124)	3,101,864
Total derivatives		$39,463,763	$(27,367,439)	$12,096,324

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,440,938	$0	$0	$4,440,938
Goldman Sachs & Co. LLC	4,553,522	0	0	4,553,522
NatWest Markets plc	3,101,864	0	0	3,101,864
Total	$12,096,324	$0	$0	$12,096,324

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2017
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,805,740	$(6,805,740)	$0
Futures contracts	Goldman Sachs & Co. LLC	6,595,575	(6,595,575)	0
Forward currency contracts	NatWest Markets plc	13,966,124	(13,966,124)	0
Total derivatives		$27,367,439	$(27,367,439)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2017
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

Table of Contents	THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018
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