Form 10-Q
period 2019-03-31
CAMPBELL FUND TRUST
filed 2019-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

The Registrant has no voting stock.  As of March 31, 2019, there were 103,661.437 Series A Units, 14,124.891 Series B Units, 1,569.589 Series D Units, and 8,801.113 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$9,757,811	3.02%
	Credit Cards	7,980,085	2.47%
	Equipment Loans	1,185,246	0.37%
	Utilities	572,717	0.18%
	Total Asset Backed Securities (cost $19,484,278)	19,495,859	6.04%

	Commercial Paper
	Norway
	Financials (cost $2,097,539)	2,097,359	0.65%
	United States
	Consumer Discretionary	18,846,970	5.84%
	Consumer Staples	9,734,481	3.02%
	Energy	8,370,752	2.59%
	Financials	29,596,927	9.17%
	Industrials	5,580,303	1.73%
	Utilities	29,481,438	9.13%
	Total United States (cost $101,631,756)	101,610,871	31.48%
	Total Commercial Paper (cost $103,729,295)	103,708,230	32.13%

	Corporate Bonds
	Canada
	Financials	8,398,560	2.60%
	Industrials	1,591,220	0.49%
	Total Canada (cost $9,989,559)	9,989,780	3.09%
	Japan
	Financials (cost $2,698,678)	2,696,594	0.84%
	United Kingdom
	Energy	838,025	0.26%
	Financials	3,855,572	1.19%
	Total United Kingdom (cost $4,696,864)	4,693,597	1.45%
	United States
	Communications	7,149,005	2.21%
	Consumer Discretionary	9,581,873	2.97%
	Consumer Staples	4,620,488	1.43%
	Energy	2,768,156	0.86%
	Financials	40,088,421	12.43%
	Industrials	4,686,659	1.45%
	Technology	3,706,743	1.15%
	Utilities	947,312	0.29%
	Total United States (cost $73,517,269)	73,548,657	22.79%
	Total Corporate Bonds (cost $90,902,370)	90,928,628	28.17%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$5,160,000	U.S. Treasury Bills Due 04/25/2019*	5,151,968	1.60%
$14,392,500	U.S. Treasury Bills Due 05/16/2019*	14,349,907	4.45%
$22,662,500	U.S. Treasury Bills Due 06/20/2019*	22,543,690	6.98%
	Total Government And Agency Obligations (cost $42,044,134)	42,045,565	13.03%
	Total Fixed Income Securities ** (cost $256,160,077)	$256,178,282	79.37%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2019 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $20,677)	$20,677	0.01%
Total Short Term Investments (cost $20,677)	$20,677	0.01%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(54,050)	(0.02)%
Energy	52,934	0.02%
Metals	2,521,190	0.78%
Stock indices	1,372,546	0.42%
Short-term interest rates	3,502,459	1.09%
Long-term interest rates	5,483,119	1.70%
Net unrealized gain (loss) on long futures contracts	12,878,198	3.99%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	4,002,386	1.24%
Energy	930	0.00%
Metals	(2,917,543)	(0.90)%
Stock indices	30,842	0.01%
Short-term interest rates	(28,339)	(0.01)%
Long-term interest rates	(672,388)	(0.21)%
Net unrealized gain (loss) on short futures contracts	415,888	0.13%
Net unrealized gain (loss) on open futures contracts	$13,294,086	4.12%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(8,677,366)	(2.69)%
Various short forward currency contracts	5,686,537	1.76%
Net unrealized gain (loss) on open forward currency contracts	$(2,990,829)	(0.93)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $42,045,565 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$11,260,081	3.37%
	Credit Cards	7,922,740	2.37%
	Equipment Loans	949,326	0.29%
	Total Asset Backed Securities (cost $20,184,656)	20,132,147	6.03%

	Bank Deposits
	United States
	Financials	4,348,492	1.30%
	Total Bank Deposits (cost $4,350,132)	4,348,492	1.30%

	Commercial Paper
	United States
	Communications	3,728,528	1.11%
	Consumer Discretionary	8,545,981	2.56%
	Consumer Staples	18,595,739	5.57%
	Financials	2,026,496	0.61%
	Industrials	4,103,477	1.23%
	Utilities
$7,301,000	Kentucky Utilities Co Due 01/02/2019	7,299,939	2.19%
$885,000	Kentucky Utilities Co Due 01/08/2019	884,469	0.26%
$2,280,000	Kentucky Utilities Co Due 01/14/2019	2,277,534	0.68%
$6,750,000	Kentucky Utilities Co Due 01/23/2019	6,737,718	2.02%
	Other	16,156,320	4.84%
	Total Commercial Paper (cost $70,360,185)	70,356,201	21.07%

	Corporate Bonds
	Canada
	Financials (cost $13,018,958)	12,960,949	3.88%
	Japan
	Financials (cost $2,697,498)	2,681,988	0.80%
	United Kingdom
	Financials (cost $9,746,548)	9,700,528	2.91%
	United States
	Communications	12,685,658	3.80%
	Consumer Discretionary	9,534,815	2.85%
	Consumer Staples	12,644,398	3.79%
	Energy	2,760,187	0.83%
	Financials	39,791,199	11.92%
	Industrials	7,322,498	2.19%
	Technology	6,235,512	1.87%
	Utilities	942,078	0.28%
	Total United States (cost $92,174,110)	91,916,345	27.53%
	Total Corporate Bonds (cost $117,637,114)	117,259,810	35.12%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$8,735,000	U.S. Treasury Bills Due 01/17/2019*	8,726,578	2.61%
$14,392,500	U.S. Treasury Bills Due 02/21/2019*	14,344,561	4.30%
$28,162,500	U.S. Treasury Bills Due 03/28/2019*	28,002,067	8.39%
	Total Government And Agency Obligations (cost $51,077,094)	51,073,206	15.30%
	Total Fixed Income Securities ** (cost $263,609,181)	$263,169,856	78.82%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2019 AND DECEMBER 31, 2018 (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Equity in futures broker trading accounts
Cash	$27,207,645	$29,264,709
Fixed income securities (cost $42,044,134 and $51,077,094, respectively)	42,045,565	51,073,206
Net unrealized gain (loss) on open futures contracts	13,294,086	5,685,191
Total equity in futures broker trading accounts	82,547,296	86,023,106

Cash and cash equivalents	11,792,026	22,653,467
Restricted cash at interbank market maker	29,166,932	15,828,352
Short term investments (cost $20,677 and $2,868, respectively)	20,677	2,868
Fixed income securities (cost $214,115,943 and $212,532,087, respectively)	214,132,717	212,096,650
Net unrealized gain (loss) on open forward currency contracts	(2,990,829)	8,367,386
Interest receivable	596,444	865,914
Total assets	$335,265,263	$345,837,743

LIABILITIES
Accounts payable	$378,647	$315,936
Management fee payable	1,063,193	1,104,485
Payable for securities purchased	1,895,106	0
Accrued commissions and other trading fees on open contracts	63,231	65,526
Offering costs payable	169,931	126,325
Redemptions payable	8,917,197	10,333,537
Total liabilities	12,487,305	11,945,809

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 103,661.437 and 111,488.756 units outstanding at March 31, 2019 and December 31, 2018	257,469,360	265,715,642
Series B Units – Redeemable
Other Unitholders - 14,124.891 and 15,779.825 units outstanding at March 31, 2019 and December 31, 2018	38,258,408	40,954,227
Series D Units – Redeemable
Other Unitholders - 1,569.589 and 1,569.589 units outstanding at March 31, 2019 and December 31, 2018	1,586,243	1,517,078
Series W Units – Redeemable
Other Unitholders - 8,801.113 and 9,306.953 units outstanding at March 31, 2019 and December 31, 2018	25,463,947	25,704,987
Total unitholders’ capital (Net Asset Value)	322,777,958	333,891,934
Total liabilities and unitholders’ capital (Net Asset Value)	$335,265,263	$345,837,743

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$11,332,347	$(20,699,374)
Change in unrealized	7,608,895	(46,903)
Brokerage commissions	(510,955)	(471,679)
Net gain (loss) from futures trading	18,430,287	(21,217,956)

Forward currency trading gains (losses)
Realized	7,832,537	10,109,895
Change in unrealized	(11,358,215)	(6,321,552)
Brokerage commissions	(67,001)	(35,340)
Net gain (loss) from forward currency trading	(3,592,679)	3,753,003
Total net trading gain (loss)	14,837,608	(17,464,953)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,035,444	2,156,415
Realized gain (loss) on fixed income securities	518	632
Change in unrealized gain (loss) on fixed income securities	457,530	(374,039)
Total investment income	2,493,492	1,783,008

Expenses
Management fee	3,169,297	5,031,566
Operating expenses	263,524	295,216
Total expenses	3,432,821	5,326,782
Net investment income (loss)	(939,329)	(3,543,774)
NET INCOME (LOSS)	$13,898,279	$(21,008,727)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$100.68	$(103.07)
Series B	$106.90	$(112.70)
Series D	$45.29	$(53.66)
Series W	$133.18	$(103.67)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$100.41	$(107.58)
Series B	$113.23	$(113.26)
Series D	$44.07	$(41.96)
Series W	$131.35	$(107.95)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	108,849.717	154,223.168
Series B	15,312.285	24,352.679
Series D	1,569.589	336.849
Series W	9,241.854	22,677.194

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$13,898,279	$(21,008,727)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	3,291,790	6,742,494
(Increase) decrease in interest receivable	269,470	141,019
Increase (decrease) in payable for securities purchased	1,895,106	1,378,138
Increase (decrease) in accounts payable and accrued expenses	19,124	(83,014)
Purchases of investments	(902,961,960)	(1,475,689,035)
Sales/maturities of investments	910,393,255	1,528,489,040
Net cash from (for) operating activities	26,805,064	39,969,915

Cash flows from (for) financing activities
Addition of units	1,088,823	4,537,172
Redemption of units	(27,107,021)	(21,527,136)
Offering costs paid	(366,791)	(599,361)
Net cash from (for) financing activities	(26,384,989)	(17,589,325)

Net increase (decrease) in cash, cash equivalents and restricted cash	420,075	22,380,590

Cash, cash equivalents and restricted cash at beginning of period	67,746,528	49,680,009
Cash, cash equivalents and restricted cash at end of period	$68,166,603	$72,060,599

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2019	December 31, 2018
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$27,207,645	$29,264,709
Restricted cash in futures brokers trading accounts	0	0
Cash and cash equivalents	11,792,026	22,653,467
Restricted cash at interbank market maker	29,166,932	15,828,352
Total cash, cash equivalents and restricted cash at end of period	$68,166,603	$67,746,528

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series D - Other Unitholders
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2019

Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227	1,569.589	$1,517,078
Net income (loss) for the three months ended March 31, 2019		10,959,406		1,636,947		71,088
Additions	402.786	966,271	29.109	78,844	0.000	0
Redemptions	(8,230.105)	(19,795,854)	(1,684.043)	(4,411,610)	0.000	0
Offering costs		(376,105)		0		(1,923)
Balances at March 31, 2019	103,661.437	$257,469,360	14,124.891	$38,258,408	1,569.589	$1,586,243

Three Months Ended March 31, 2018

Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360	259.610	$273,175
Net income (loss) for the three months ended March 31, 2018		(15,895,347)		(2,744,441)		(18,073)
Additions	942.555	2,394,608	0.000	0	714.150	729,114
Redemptions	(5,999.865)	(15,447,850)	(1,170.991)	(3,237,305)	0.000	0
Offering costs		(500,893)		0		(436)
Balances at March 31, 2018	150,598.963	$378,336,951	23,438.326	$63,943,614	973.760	$983,780

Net Asset Value per Other Unitholders’ Unit - Series A
March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
$2,483.75	$2,383.34	$2,512.21	$2,619.79

Net Asset Value per Other Unitholders’ Unit - Series B
March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
$2,708.58	$2,595.35	$2,728.16	$2,841.42

Net Asset Value per Other Unitholders’ Unit - Series D
March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
$1,010.61	$966.54	$1,010.29	$1,052.25

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Series W - Other Unitholders		Trust
	Units	Amount	Total Amount
Three Months Ended March 31, 2019

Balances at December 31, 2018	9,306.953	$25,704,987	$333,891,934
Net income (loss) for the three months ended March 31, 2019		1,230,838	13,898,279
Additions	16.012	43,708	1,088,823
Redemptions	(521.852)	(1,483,217)	(25,690,681)
Offering costs		(32,369)	(410,397)
Balances at March 31, 2019	8,801.113	$25,463,947	$322,777,958

Three Months Ended March 31, 2018

Balances at December 31, 2017	22,774.964	$67,838,187	$545,823,155
Net income (loss) for the three months ended March 31, 2018		(2,350,866)	(21,008,727)
Additions	477.234	1,363,450	4,487,172
Redemptions	(615.846)	(1,785,156)	(20,470,311)
Offering costs		(83,862)	(585,191)
Balances at March 31, 2018	22,636.352	$64,981,753	$508,246,098

Net Asset Value per Other Unitholders’ Unit - Series W
March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
$2,893.26	$2,761.91	$2,870.68	$2,978.63

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,383.34	$2,619.79

Income (loss) from operations:
Total net trading gains (losses) (1)	111.71	(85.55)
Net investment income (loss) (1)	(7.84)	(18.78)
Total net income (loss) from operations	103.87	(104.33)
Offering costs (1)	(3.46)	(3.25)
Net asset value per unit at end of period	$2,483.75	$2,512.21
Total Return (4)	4.21%	(4.11)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.37%	4.23%
Performance fee (4)	0.00%	0.00%
Total expenses	4.37%	4.23%
Net investment income (loss) (2),(3)	(1.31)%	(2.90)%

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

(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,595.35	$2,841.42

Income (loss) from operations:
Total net trading gains (losses) (1)	121.76	(92.88)
Net investment income (loss) (1)	(8.53)	(20.38)
Total net income (loss) from operations	113.23	(113.26)
Net asset value per unit at end of period	$2,708.58	$2,728.16
Total Return (4)	4.36%	(3.99)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.40%	4.24%
Performance fee (4)	0.00%	0.00%
Total expenses	4.40%	4.24%
Net investment income (loss) (2),(3)	(1.32)%	(2.90)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$966.54	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (1)	45.44	(36.41)
Net investment income (loss) (1)	(0.14)	(4.26)
Total net income (loss) from operations	45.30	(40.67)
Offering costs (1)	(1.23)	(1.29)
Net asset value per unit at end of period	$1,010.61	$1,010.29
Total Return (4)	4.56%	(3.99)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.09%	2.83%
Performance fee (4)	0.00%	0.00%
Total expenses	3.09%	2.83%
Net investment income (loss) (2),(3)	(0.06)%	(1.57)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,761.91	$2,978.63

Income (loss) from operations:
Total net trading gains (losses) (1)	129.99	(97.66)
Net investment income (loss) (1)	4.86	(6.59)
Total net income (loss) from operations	134.85	(104.25)
Offering costs (1)	(3.50)	(3.70)
Net asset value per unit at end of period	$2,893.26	$2,870.68
Total Return (4)	4.76%	(3.62)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.34%	2.22%
Performance fee (4)	0.00%	0.00%
Total expenses	2.34%	2.22%
Net investment income (loss) (2),(3)	0.70%	(0.89)%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective July 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series D and Series W commenced trading on October 1, 2008, October 1, 2017 and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1G, Note 1I, and Note 2 for an explanation of allocations and Series specific charges.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2019 and December 31, 2018, and for the periods ended March 31, 2019 and 2018, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	Fair Value at March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$20,677	$0	$0	$20,677
Fixed income securities	0	256,178,282	0	256,178,282

Other Financial Instruments
Exchange-traded futures contracts	13,294,086	0	0	13,294,086
Forward currency contracts	0	(2,990,829)	0	(2,990,829)
Total	$13,314,763	$253,187,453	$0	$266,502,216

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,868	$0	$0	$2,868
Fixed income securities	0	263,169,856	0	263,169,856

Other Financial Instruments
Exchange-traded futures contracts	5,685,191	0	0	5,685,191
Forward currency contracts	0	8,367,386	0	8,367,386
Total	$5,688,059	$271,537,242	$0	$277,225,301

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2019, and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $158,253 and $116,422 for Series A units, $58,634 and $53,235 for Series D units and $220,449 and $215,298 for Series W units, respectively.

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

I. Allocations

Income or loss (prior to calculation of the management fee, offering costs and performance fee) is allocated pro rata to each Series of units. Each Series of units is then charged the management fee, offering costs and performance fee applicable to such Series of units.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
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

Note 4. ADMINISTRATOR AND TRANSFER AGENT

Northern Trust Hedge Fund Services LLC serves as the Administrator of the Trust. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services.

Effective January 1, 2019, NAV Consulting, Inc. serves as the Transfer Agent for the Trust. The Transfer Agent receives fees at rates agreed upon between the Trust and the Transfer Agent and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.

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

Note 7. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”), formerly the Royal Bank of Scotland. The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2019. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end.  For the three months ended March 31, 2019 and 2018, Campbell & Company received redemption fees of $36 and $0, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2019 and December 31, 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2019 Fair Value	Liability Derivatives at March 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,348,667	$(400,331)	$3,948,336
Energy Contracts	Net unrealized gain (loss) on open futures contracts	127,752	(73,888)	53,864
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,652,172	(4,048,525)	(396,353)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,650,700	(247,312)	1,403,388
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,596,175	(122,055)	3,474,120
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,643,875	(833,144)	4,810,731
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	11,227,320	(14,218,149)	(2,990,829)
Totals		$30,246,661	$(19,943,404)	$10,303,257

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,387,407	$(72,296)	$3,315,111
Energy Contracts	Net unrealized gain (loss) on open futures contracts	944,156	(1,618,352)	(674,196)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,959,401	(3,620,851)	1,338,550
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,209,323	(1,337,214)	(127,891)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,943,511	(27,591)	1,915,920
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,271,180	(2,353,483)	(82,303)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	22,965,576	(14,598,190)	8,367,386
Totals		$37,680,554	$(23,627,977)	$14,052,577

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2019	Trading Gains/(Losses) for the Three Months Ended March 31, 2018
Agriculture Contracts	$852,719	$(4,329,334)
Energy Contracts	(4,192,544)	2,303,319
Metal Contracts	(1,676,556)	(472,264)
Stock Indices Contracts	7,931,870	(27,516,280)
Short-Term Interest Rate Contracts	4,294,530	4,116,466
Long-Term Interest Rate Contracts	11,638,178	5,126,124
Forward Currency Contracts	(3,525,678)	3,788,343
Total	$15,322,519	$(16,983,626)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2019	Trading Gains/(Losses) for the Three Months Ended March 31, 2018
Futures trading gains (losses):
Realized**	$11,239,302	$(20,725,066)
Change in unrealized	7,608,895	(46,903)
Forward currency trading gains (losses):
Realized	7,832,537	10,109,895
Change in unrealized	(11,358,215)	(6,321,552)
Total	$15,322,519	$(16,983,626)

**	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the three months ended March 31, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 49,200 and 44,400, respectively, and the monthly average of notional value of forward currency contracts was $3,493,300,000 and $2,056,400,000, respectively.

Open contracts generally mature within three months; as of March 31, 2019, the latest maturity date for open futures contracts is June 2020 and the latest maturity date for open forward currency contracts is June 2019. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2019 and December 31, 2018 was $42,045,565 and $51,073,206, respectively, which equals approximately 13% and 15% of Net Asset Value, respectively. The cash deposited with the interbank market maker at March 31, 2019 and December 31, 2018 was $39,800,943 and $36,845,456, respectively, which equals approximately 12% and 11% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market maker at March 31, 2019 and December 31, 2018 was restricted cash for margin requirements of $29,166,932 and $15,828,352, respectively, which equals approximately 9% and 5% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,439,794	$(2,997,711)	$6,442,083
Futures contracts	Goldman Sachs & Co. LLC	9,579,547	(2,727,544)	6,852,003
Forward currency contracts	NatWest Markets plc	11,227,320	(11,227,320)	0
Total derivatives		$30,246,661	$(16,952,575)	$13,294,086

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$6,442,083	$0	$0	$6,442,083
Goldman Sachs & Co. LLC	6,852,003	0	0	6,852,003
NatWest Markets plc	0	0	0	0
Total	$13,294,086	$0	$0	$13,294,086

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,997,711	$(2,997,711)	$0
Futures contracts	Goldman Sachs & Co. LLC	2,727,544	(2,727,544)	0
Forward currency contracts	NatWest Markets plc	14,218,149	(11,227,320)	2,990,829
Total derivatives		$19,943,404	$(16,952,575)	$2,990,829

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	2,990,829	0	(2,990,829)	0
Total	$2,990,829	$0	$(2,990,829)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,589,907	$(4,587,126)	$3,002,781
Futures contracts	Goldman Sachs & Co. LLC	7,125,071	(4,442,661)	2,682,410
Forward currency contracts	NatWest Markets plc	22,965,576	(14,598,190)	8,367,386
Total derivatives		$37,680,554	$(23,627,977)	$14,052,577

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,002,781	$0	$0	$3,002,781
Goldman Sachs & Co. LLC	2,682,410	0	0	2,682,410
NatWest Markets plc	8,367,386	0	0	8,367,386
Total	$14,052,577	$0	$0	$14,052,577

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,587,126	$(4,587,126)	$0
Futures contracts	Goldman Sachs & Co. LLC	4,442,661	(4,442,661)	0
Forward currency contracts	NatWest Markets plc	14,598,190	(14,598,190)	0
Total derivatives		$23,627,977	$(23,627,977)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2019
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2019 and December 31, 2018, the Statements of Operations and Financial Highlights for the three months ended March 31, 2019 and 2018, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2019 and December 31, 2018, the results of operations and financial highlights for the three months ended March 31, 2019 and 2018, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, the aggregate capitalization of the Trust was $322,777,958 with Series A, Series B, Series D and Series W comprising $257,469,360, $38,258,408, $1,586,243 and $25,463,947, respectively, of the total. The Net Asset Value per Unit was $2,483.75 for Series A, $2,708.58 for Series B, $1,010.61 for Series D and $2,893.26 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2019 and 2018 for Series A were 4.21% and (4.11)%, Series B were 4.36% and (3.99)%, Series D were 4.56% and (3.99)% and Series W were 4.76% and (3.62)%, respectively.

2019 (For the Three Months Ended March 31)

Of the 4.21% return for the three months ended March 31, 2019 for Series A, approximately 4.87% was due to trading gains (before commissions) and approximately (1.43)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned by Series A.

Of the 4.36% return for the three months ended March 31, 2019 for Series B, approximately 4.87% was due to trading gains (before commissions) and approximately (1.28)% due to brokerage fees, management fees and operating costs, offset by approximately 0.77% due to investment income earned by Series B.

Of the 4.56% return for the three months ended March 31, 2019 for Series D, approximately 4.87% was due to trading gains (before commissions) and approximately (1.08)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned  by Series D.

Of the 4.76% return for the three months ended March 31, 2019 for Series W, approximately 4.87% was due to trading gains (before commissions) and approximately (0.88)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned  by Series W.

During the three months ended March 31, 2019, the Trust accrued management fees in the amount of $3,169,297 and paid management fees in the amount of $3,210,589. There were no performance fees accrued or paid during this period.

An analysis of the 4.87% gross trading gains for the Trust for the three months ended March 31, 2019 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.45)%
Currencies	(1.16)
Interest Rates	5.02
Stock Indices	2.46
4.87%

The Trust, which consists of trend following, systematic macro, and short-term strategies, was lower in January.  Losses came from commodity and foreign exchange positions, while fixed income and stock holdings produced partially offsetting gains for the Trust.  Commodity trading generated losses for the Trust in January.  Short energy positions suffered as the complex rebounded from multi-year lows on back of bullish fundamental developments and a general increase in risk sentiment.  Short grain positioning also detracted as the sector traded higher amid adverse weather conditions in key growing regions, and some optimism surrounding the latest round of trade talks between the US and China. Foreign exchange positioning produced additional losses, with gains in long emerging market currencies (versus the USD) being overshadowed by losses in the developed markets, where we were net short against the greenback.  The USD was broadly weaker on the month with the notable themes being the US government shutdown and a less hawkish FOMC.  Short positioning on several of the commodity currencies produced the largest losses as those currencies rallied on back of the increase in prices across the petroleum complex during the month.  Interest rate positions from long-dated instruments provided offsetting profits during the month.  Long positioning on bonds issued by Australia, Canada, and France generated the largest gains.  The shift in central bank rhetoric to a more dovish tone caused global fixed income markets to rise to start the year.   Stock index positions also produced some offsetting gains during the month. Despite a myriad of global headwinds, stock markets recovered from their December sell-off, encouraged by a resumption of trade talks, dovish Fed takeaways, and the start of US Q4 earnings that mostly met expectations. Shorter term strategies moved from short to long, flipping net Trust positioning in time to capitalize on rallying equity markets, especially in the Hang Seng index.

The Trust showed a profit in February with gains coming from commodity and stock index positions, while interest rate holdings produced some partially offsetting losses. Foreign Exchange (FX) had little P&L impact on the Trust during the month.  Commodity trading generated profits for the Trust in February.  Short positioning across the grain subsector produced some of the best sector gains.  Wheat extended a sell-off to a ten-month low following a year-over-year improvement in winter crop conditions.  A long position on palladium led gains in the precious metals subsector.  Palladium rose to a record high amid tight supplies and steadily rising demand for the rare metal.  Some partially offsetting losses came from the industrial metal subsector.  Short positioning on copper and nickel suffered as prices rose, driven by signs of progress on US / Chinese trade talks and amid tight supplies.  Stock index positions produced additional gains.  Long positioning on European, US, and Asia-Pacific indices produced the best profits within the sector.  European stock Indices benefitted from signs of progress for a successful Brexit (the UK divorce from the European Union) with the Euro Stoxx 50 and the French CAC 40 producing some of the greatest sector returns.  Asia-Pacific stocks rallied amid signs that a US / Chinese trade deal was also making positive progress.  President Trump delayed a March 1st tariff increase on China as he cited “significant progress” on the trade talks.  Some of the biggest gains within the region came from Australia and Hong Kong.  Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom gilt (10-year note) contributed the largest losses to the sector.  Signs of positive progress on Brexit and hawkish comments from the UK central bank head Mark Carney conspired to send gilt prices down sharply from near-term highs.  In the foreign exchange sector, gains in developed market currencies were almost equally offset by losses in the emerging market currencies, leading to negligible P&L for currencies overall.  Long US dollar positioning was profitable against developed market currencies but losses in the emerging markets, especially from the Brazilian real and the South African rand, mostly negated any FX sector gains.

The Trust showed a profit in March with gains coming from interest rate and stock index holdings.  Foreign exchange (FX) positions produced some partially offsetting losses while commodities had little impact on the Trust.  Interest rate positions in long and short-dated instruments spearheaded Trust gains in March. More dovish than expected commentary from central bankers, growing global growth concerns, and persistently weak economic data ignited a sharp rally in bonds worldwide.  Long positioning on the UK gilt provided the biggest gain as investors sought safe havens amidst Brexit gridlock.  Net long positioning in US bonds generated additional gains after the FOMC scaled back projected interest-rate increases this year to zero and said they would end the drawdown of the central bank bond holdings in September.  One of the most discussed bond headlines this month was the inversion of the US yield curve (3-month bills and 10-year note) for the first time since the global financial crisis.  Long positioning on a variety of global stock indices also added to the positive monthly result.  Stock index returns ebbed and flowed on the various themes of stalling global economy growth, dovish central bank rhetoric, US-China trade talks, and Brexit.  Some of the best monthly stock index gains were found in Europe and the United States.  Foreign exchange positioning on developed FX markets drove the sector’s losses during the month.  The Trust started the month long the Canadian dollar (versus the USD) which ultimately weakened after a worse than expected Canadian GDP release.  Small gains in the emerging market currencies helped offset some of the losses.  Commodity holdings produced mixed results in March.  Long energy positions detracted as upside momentum in the complex stalled alongside a pause in global risk sentiment.  Precious metals also registered a negative contribution to the Trust, primarily from a long palladium position.  After hitting new all-time highs, palladium prices plummeted in the waning days of the month as slowing global economic growth sparked demand worries.  Short grains holdings provided offsetting gains as the complex sold-off into month-end following a bearish USDA grain report.

2018 (For the Three Months Ended March 31)

Of the (4.11)% return for the three months ended March 31, 2018 for Series A, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.27)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned by Series A.

Of the (3.99)% return for the three months ended March 31, 2018 for Series B, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.15)% due to brokerage fees, management fees and operating costs, offset by approximately 0.33% due to investment income earned by Series B.

Of the (3.99)% return for the three months ended March 31, 2018 for Series D, approximately (3.17)% was due to trading losses (before commissions) and approximately (1.15)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned  by Series D.

Of the (3.62)% return for the three months ended March 31, 2018 for Series W, approximately (3.17)% was due to trading losses (before commissions) and approximately (0.78)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.33% due to investment income earned  by Series W.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2019 and December 31, 2018 and the trading gains/losses by market category for the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.55%	(1.45)%
Currencies	0.62%	(1.16)%
Interest Rates	0.70%	5.02%
Stock Indices	0.37%	2.46%
Aggregate/Total	1.29%	4.87%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2019.

Of the 4.21% return for the three months ended March 31, 2019 for Series A, approximately 4.87% was due to trading gains (before commissions) and approximately (1.43)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned by Series A.

Of the 4.36% return for three months ended March 31, 2019 for Series B, approximately 4.87% was due to trading gains (before commissions) and approximately (1.28)% due to brokerage fees, management fees and operating costs, offset by approximately 0.77% due to investment income earned by Series B.

Of the 4.56% return for the three months ended March 31, 2019 for Series D, approximately 4.87% was due to trading gains (before commissions) and approximately (1.08)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned  by Series D.

Of the 4.76% return for the three months ended March 31, 2019 for Series W, approximately 4.87% was due to trading gains (before commissions) and approximately (0.88)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned  by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2019 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2019.

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

Effective January 1, 2019, NAV Consulting, Inc. (“NAVC”) became the transfer agent for the Trust. There were no material changes to the internal control over financial reporting due to this change. There were no other changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2019 and December 31, 2018, (ii) Statements of Financial Condition March 31, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months Ended March 31, 2019 and 2018, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2019 and 2018, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2019 and 2018, (vi) Financial Highlights For the Three Months Ended March 31, 2019 and 2018, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2019 and December 31, 2018, (ii) Statements of Financial Condition March 31, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months Ended March 31, 2019 and 2018, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2019 and 2018, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2019 and 2018, (vi) Financial Highlights For the Three Months Ended March 31, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 15, 2019	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer