Form 10-Q
period 2019-06-30
CAMPBELL FUND TRUST
filed 2019-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _________ to _________

or

Commission File number: 000-50264

THE CAMPBELL FUND TRUST

(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number)

2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

(410) 413-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

The Registrant has no voting stock. As of June 30, 2019, there were 99,561.898 Series A Units, 13,481.561 Series B Units, 1,564.018 Series D Units, and 8,433.412 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$12,023,078	3.66%
	Credit Cards	6,040,936	1.84%
	Equipment Loans	1,031,269	0.31%
	Utilities	1,065,987	0.33%
	Total Asset Backed Securities (cost $20,083,368)	20,161,270	6.14%

	Bank Deposits
	United States
	Financials	3,101,284	0.95%
	Total Bank Deposits (cost $3,100,029)	3,101,284	0.95%

	Commercial Paper
	Ireland
	Financials (cost $608,000)	607,878	0.19%
	Japan
	Financials (cost $2,602,240)	2,601,931	0.79%
	Spain
	Financials (cost $741,727)	741,545	0.23%
	United States
	Communications	6,511,585	1.98%
	Consumer Discretionary	12,913,396	3.93%
	Consumer Staples	4,283,627	1.31%
	Energy	6,974,720	2.13%
	Financials	30,560,018	9.31%
	Industrials	4,698,694	1.43%
	Materials	852,166	0.26%
	Utilities	29,265,077	8.92%
	Total United States (cost $96,072,059)	96,059,283	29.27%
	Total Commercial Paper (cost $100,024,026)	100,010,637	30.48%

	Corporate Bonds
	Canada
	Financials	8,408,574	2.56%
	Industrials	1,597,609	0.49%
	Total Canada (cost $9,991,250)	10,006,183	3.05%
	Germany
	Consumer Discretionary (cost $4,089,238)	4,099,164	1.25%
	Japan
	Financials (cost $2,699,867)	2,701,579	0.82%
	United Kingdom
	Energy	2,121,723	0.65%
	Financials	3,863,978	1.18%
	Total United Kingdom (cost $5,976,404)	5,985,701	1.83%
	United States
	Communications	7,874,595	2.40%
	Consumer Discretionary	9,600,635	2.93%
	Consumer Staples	7,164,681	2.18%
	Energy	2,769,229	0.84%
	Financials	28,668,197	8.74%
	Industrials	4,692,895	1.43%
	Technology	5,057,681	1.54%
	Utilities	1,811,173	0.55%
	Total United States (cost $67,516,874)	67,639,086	20.61%
	Total Corporate Bonds (cost $90,273,633)	90,431,713	27.56%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,160,000	U.S. Treasury Bills Due * 07/18/2019	4,156,032	1.27%
$10,892,500	U.S. Treasury Bills Due * 08/15/2019	10,864,418	3.31%
$22,665,000	U.S. Treasury Bills Due * 09/19/2019	22,560,816	6.87%
	Total Government And Agency Obligations (cost $37,573,858)	37,581,266	11.45%
	Total Fixed Income Securities ** (cost $251,054,914)	$251,286,170	76.58%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2019 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $16,739)	$16,739	0.01%
Total Short Term Investments
(cost $16,739)	$16,739	0.01%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(636,123)	(0.19)%
Energy	829,823	0.25%
Metals	(485,130)	(0.15)%
Stock indices	2,290,489	0.70%
Short-term interest rates	5,321,658	1.62%
Long-term interest rates	4,639,812	1.42%
Net unrealized gain (loss) on long futures contracts	11,960,529	3.65%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(399,079)	(0.12)%
Energy	(151,945)	(0.05)%
Metals	(817,929)	(0.25)%
Stock indices	(96,653)	(0.03)%
Short-term interest rates	(53,839)	(0.02)%
Long-term interest rates	(327,797)	(0.10)%
Net unrealized gain (loss) on short futures contracts	(1,847,242)	(0.57)%
Net unrealized gain (loss) on open futures contracts	$10,113,287	3.08%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$14,503,200	4.42%
Various short forward currency contracts	(17,146,407)	(5.23)%
Net unrealized gain (loss) on open forward currency contracts	$(2,643,207)	(0.81)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $37,581,266 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2019 AND DECEMBER 31, 2018 (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Equity in futures broker trading accounts
Cash	$30,506,350	$29,264,709
Fixed income securities (cost $37,573,858 and $51,077,094, respectively)	37,581,266	51,073,206
Net unrealized gain (loss) on open futures contracts	10,113,287	5,685,191
Total equity in futures broker trading accounts	78,200,903	86,023,106

Cash and cash equivalents	12,571,178	22,653,467
Restricted cash at interbank market maker	30,875,936	15,828,352
Short term investments (cost $16,739 and $2,868, respectively)	16,739	2,868
Fixed income securities (cost $213,481,056 and $212,532,087, respectively)	213,704,904	212,096,650
Net unrealized gain (loss) on open forward currency contracts	(2,643,207)	8,367,386
Interest receivable	776,696	865,914
Subscription receivable	499,328	0
Total assets	$334,002,477	$345,837,743

LIABILITIES
Accounts payable	$280,052	$315,936
Management fee payable	1,065,204	1,104,485
Accrued commissions and other trading fees on open contracts	101,103	65,526
Offering costs payable	122,111	126,325
Redemptions payable	4,300,061	10,333,537
Total liabilities	5,868,531	11,945,809

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units – Redeemable
Other Unitholders - 99,561.898 and 111,488.756 units outstanding at June 30, 2019 and December 31, 2018	261,798,509	265,715,642
Series B Units – Redeemable
Other Unitholders - 13,481.561 and 15,779.825 units outstanding at June 30, 2019 and December 31, 2018	38,700,109	40,954,227
Series D Units – Redeemable
Other Unitholders - 1,564.018 and 1,569.589 units outstanding at June 30, 2019 and December 31, 2018	1,678,312	1,517,078
Series W Units – Redeemable
Other Unitholders - 8,433.412 and 9,306.953 units outstanding at June 30, 2019 and December 31, 2018	25,957,016	25,704,987
Total unitholders’ capital (Net Asset Value)	328,133,946	333,891,934
Total liabilities and unitholders’ capital (Net Asset Value)	$334,002,477	$345,837,743

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$27,012,737	$1,011,980	$38,345,084	$(19,687,394)
Change in unrealized	(3,180,799)	(4,735,980)	4,428,096	(4,782,883)
Brokerage commissions	(510,187)	(499,776)	(1,021,142)	(971,455)
Net gain (loss) from futures trading	23,321,751	(4,223,776)	41,752,038	(25,441,732)

Forward currency trading gains (losses)
Realized	(3,458,977)	(17,394,872)	4,373,560	(7,284,977)
Change in unrealized	347,622	14,659,782	(11,010,593)	8,338,230
Brokerage commissions	(85,012)	(43,877)	(152,013)	(79,217)
Net gain (loss) from forward currency trading	(3,196,367)	(2,778,967)	(6,789,046)	974,036
Total net trading gain (loss)	20,125,384	(7,002,743)	34,962,992	(24,467,696)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,064,700	2,540,361	4,100,144	4,696,776
Realized gain (loss) on fixed income securities	3,532	(48,217)	4,050	(47,585)
Change in unrealized gain (loss) on fixed income securities	213,051	160,493	670,581	(213,546)
Total investment income	2,281,283	2,652,637	4,774,775	4,435,645

Expenses
Management fee	3,166,838	4,517,057	6,336,135	9,548,623
Operating expenses	264,280	276,672	527,804	571,888
Total expenses	3,431,118	4,793,729	6,863,939	10,120,511
Net investment income (loss)	(1,149,835)	(2,141,092)	(2,089,164)	(5,684,866)
NET INCOME (LOSS)	$18,975,549	$(9,143,835)	$32,873,828	$(30,152,562)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$146.37	$(48.51)	$245.68	$(153.17)
Series B	$161.66	$(51.01)	$266.13	$(165.64)
Series D	$64.01	$(11.52)	$109.09	$(43.00)
Series W	$185.61	$(40.67)	$317.10	$(144.87)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$145.76	$(47.75)	$246.17	$(155.33)
Series B	$162.02	$(50.45)	$275.25	$(163.71)
Series D	$62.47	$(16.82)	$106.54	$(58.78)
Series W	$184.62	$(42.47)	$315.97	$(150.42)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	102,508.562	145,474.670	105,679.139	149,848.919
Series B	14,007.921	22,878.199	14,660.103	23,615.439
Series D	1,535.419	1,084.928	1,552.504	710.889
Series W	8,665.237	22,297.407	8,953.546	22,487.301

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$32,873,828	$(30,152,562)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	5,911,916	(3,341,801)
(Increase) decrease in interest receivable	89,218	(108,566)
Increase (decrease) in accounts payable and accrued expenses	(39,588)	(232,613)
Purchases of investments	(1,758,764,749)	(2,883,153,213)
Sales/maturities of investments	1,771,305,145	2,993,961,625
Net cash from (for) operating activities	51,375,770	76,972,870

Cash flows from (for) financing activities
Addition of units	6,701,605	6,777,747
Redemption of units	(51,139,942)	(59,111,754)
Offering costs paid	(730,497)	(922,602)
Net cash from (for) financing activities	(45,168,834)	(53,256,609)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,206,936	23,716,261

Cash, cash equivalents and restricted cash at beginning of period	67,746,528	49,680,009
Cash, cash equivalents and restricted cash at end of period	$73,953,464	$73,396,270

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$30,506,350	$29,264,709
Restricted cash in futures brokers trading accounts	0	0
Cash and cash equivalents	12,571,178	22,653,467
Restricted cash at interbank market maker	30,875,936	15,828,352
Total cash, cash equivalents and restricted cash at end of period	$73,953,464	$67,746,528

See Accompanying Notes to Financial Statements.

CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders		Series D - Other Unitholders
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2019

Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227	1,569.589	$1,517,078
Net income (loss) for the three months ended March 31, 2019		10,959,406		1,636,947		71,088
Additions	402.786	966,271	29.109	78,844	0.000	0
Redemptions	(8,230.105)	(19,795,854)	(1,684.043)	(4,411,610)	0.000	0
Offering costs		(376,105)		0		(1,923)
Balances at March 31, 2019	103,661.437	$257,469,360	14,124.891	$38,258,408	1,569.589	$1,586,243

Net income (loss) for the three months ended June 30, 2019		15,004,346		2,264,553		98,275
Additions	2,299.229	5,873,079	0.000	0	45.684	49,023
Redemptions	(6,398.768)	(16,266,862)	(643.330)	(1,822,852)	(51.255)	(53,220)
Offering costs		(281,414)		0		(2,009)
Balances at June 30, 2019	99,561.898	$261,798,509	13,481.561	$38,700,109	1,564.018	$1,678,312

Six Months Ended June 30, 2018

Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360	259.610	$273,175
Net income (loss) for the three months ended March 31, 2018		(15,895,347)		(2,744,441)		(18,073)
Additions	942.555	2,394,608	0.000	0	714.150	729,114
Redemptions	(5,999.865)	(15,447,850)	(1,170.991)	(3,237,305)	0.000	0
Offering costs		(500,893)		0		(436)
Balances at March 31, 2018	150,598.958	$378,336,951	23,438.326	$63,943,614	973.760	$983,780

Net income (loss) for the three months ended June 30, 2018		(7,057,350)		(1,167,129)		(12,497)
Additions	723.185	1,765,410	0.000	0	361.838	356,940
Redemptions	(18,400.994)	(45,283,437)	(1,360.540)	(3,658,502)	0.000	0
Offering costs		(182,617)		0		(1,343)
Balances at June 30, 2018	132,921.154	$327,578,957	22,077.786	$59,117,983	1,335.598	$1,326,880

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,629.51	$2,483.75	$2,383.34	$2,464.46	$2,512.21	$2,619.79

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,870.60	$2,708.58	$2,595.35	$2,677.71	$2,728.16	$2,841.42

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$1,073.08	$1,010.61	$966.54	$993.47	$1,010.29	$1,052.25

See Accompanying Notes to Financial Statements.

 CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

	Series W - Other Unitholders		Trust
	Units	Amount	Total Amount
Six Months Ended June 30, 2019

Balances at December 31, 2018	9,306.953	$25,704,987	$333,891,934
Net income (loss) for the three months ended March 31, 2019		1,230,838	13,898,279
Additions	16.012	43,708	1,088,823
Redemptions	(521.852)	(1,483,217)	(25,690,681)
Offering costs		(32,369)	(410,397)
Balances at March 31, 2019	8,801.113	$25,463,947	$322,777,958

Net income (loss) for the three months ended June 30, 2019		1,608,375	18,975,549
Additions	63.879	190,008	6,112,110
Redemptions	(431.580)	(1,272,851)	(19,415,785)
Offering costs		(32,463)	(315,886)
Balances at June 30, 2019	8,433.412	$25,957,016	$328,133,946

Six Months Ended June 30, 2018

Balances at December 31, 2017	22,774.964	$67,838,187	$545,823,155

Net income (loss) for the three months ended March 31, 2018		(2,350,866)	(21,008,727)
Additions	477.234	1,363,450	4,487,172
Redemptions	(615.846)	(1,785,156)	(20,470,311)
Offering costs		(83,862)	(585,191)
Balances at March 31, 2018	22,636.352	$64,981,753	$508,246,098

Net income (loss) for the three months ended June 30, 2018		(906,859)	(9,143,835)
Additions	79.194	220,061	2,342,411
Redemptions	(1,139.809)	(3,195,719)	(52,137,658)
Offering costs		(78,544)	(262,504)
Balances at June 30, 2018	21,575.737	$61,020,692	$449,044,512

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2019	March 31, 2019	December 31, 2018
$3,077.88	$2,893.26	$2,761.91

June 30, 2018	March 31, 2018	December 31, 2017
$2,828.21	$2,870.68	$2,978.63

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 31, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,483.75	$2,512.21	$2,383.34	$2,619.79

Income (loss) from operations:
Total net trading gains (losses) (1)	158.51	(33.97)	270.16	(119.28)
Net investment income (loss) (1)	(10.00)	(12.52)	(17.77)	(31.49)
Total net income (loss) from operations	148.51	(46.49)	252.39	(150.77)
Offering costs (1)	(2.75)	(1.26)	(6.22)	(4.56)
Net asset value per unit at end of period	$2,629.51	$2,464.46	$2,629.51	$2,464.46
Total Return (4)	5.87%	(1.90)%	10.33%	(5.93)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.39%	4.25%	4.39%	4.25%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.39%	4.25%	4.39%	4.25%
Net investment income (loss) (2),(3)	(1.58)%	(2.04)%	(1.45)%	(2.50)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,708.58	$2,728.16	$2,595.35	$2,841.42

Income (loss) from operations:
Total net trading gains (losses) (1)	172.92	(36.84)	294.57	(129.50)
Net investment income (loss) (1)	(10.90)	(13.61)	(19.32)	(34.21)
Total net income (loss) from operations	162.02	(50.45)	275.25	(163.71)
Net asset value per unit at end of period	$2,870.60	$2,677.71	$2,870.60	$2,677.71
Total Return (4)	5.98%	(1.85)%	10.61%	(5.76)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.38%	4.24%	4.39%	4.24%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.38%	4.24%	4.39%	4.24%
Net investment income (loss) (2),(3)	(1.57)%	(2.04)%	(1.45)%	(2.50)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,010.61	$1,010.29	$966.54	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (1)	64.58	(13.60)	110.00	(51.25)
Net investment income (loss) (1)	(0.80)	(1.98)	(0.93)	(5.03)
Total net income (loss) from operations	63.78	(15.58)	109.07	(56.28)
Offering costs (1)	(1.31)	(1.24)	(2.53)	(2.50)
Net asset value per unit at end of period	$1,073.08	$993.47	$1,073.08	$993.47
Total Return (4)	6.18%	(1.66)%	11.02%	(5.59)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.11%	2.89%	3.11%	2.70%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	3.11%	2.89%	3.11%	2.70%
Net investment income (loss) (2),(3)	(0.31)%	(0.77)%	(0.19)%	(0.91)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,893.26	$2,870.68	$2,761.91	$2,978.63

Income (loss) from operations:
Total net trading gains (losses) (1)	185.05	(38.70)	314.98	(136.31)
Net investment income (loss) (1)	3.32	(0.25)	8.23	(6.89)
Total net income (loss) from operations	188.37	(38.95)	323.21	(143.20)
Offering costs (1)	(3.75)	(3.52)	(7.24)	(7.22)
Net asset value per unit at end of period	$3,077.88	$2,828.21	$3,077.88	$2,828.21
Total Return (4)	6.38%	(1.48)%	11.44%	(5.05)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.36%	2.23%	2.36%	2.23%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.36%	2.23%	2.36%	2.23%
Net investment income (loss) (2),(3)	0.45%	(0.04)%	0.58%	(0.48)%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective July 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series D and Series W commenced trading on October 1, 2008, October 1, 2017 and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1G, Note 1I and Note 2 for an explanation of allocations and Series specific charges.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018. All adjustments of a normal recurring nature considered necessary for fair presentation have been included herein.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2019 and December 31, 2018, and for the periods ended June 30, 2019 and 2018, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Fair Value at June 30, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,739	$0	$0	$16,739
Fixed income securities	0	251,286,170	0	251,286,170

Other Financial Instruments
Exchange-traded futures contracts	10,113,287	0	0	10,113,287
Forward currency contracts	0	(2,643,207)	0	(2,643,207)
Total	$10,130,026	$248,642,963	$0	$258,772,989

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,868	$0	$0	$2,868
Fixed income securities	0	263,169,856	0	263,169,856

Other Financial Instruments
Exchange-traded futures contracts	5,685,191	0	0	5,685,191
Forward currency contracts	0	8,367,386	0	8,367,386
Total	$5,688,059	$271,537,242	$0	$277,225,301

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2019, and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $196,788 and $116,422 for Series A units, $62,233 and $53,235 for Series D units and $225,999 and $215,298 for Series W units, respectively.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The primary focus of ASU 2019-07 is to clarify amendments made by the SEC with the intention of facilitating the disclosure of information to investors and simplifying compliance without significantly altering the total mix of information provided to investors. As a result of these amendments, an analysis of changes in equity is required for the current and comparative interim periods, with subtotals for each interim period. Campbell & Company has adopted the new guidance, and management has determined its adoption has no material impact on the Trust’s financial statement disclosures.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
Note 7. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”), formerly the Royal Bank of Scotland. The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2019. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2019 and 2018, Campbell & Company received redemption fees of $36 and $245, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2019 and December 31, 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2019 Fair Value	Liability Derivatives at June 30, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$634,289	$(1,669,491)	$(1,035,202)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	911,890	(234,012)	677,878
Metal Contracts	Net unrealized gain (loss) on open futures contracts	2,356,471	(3,659,530)	(1,303,059)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,460,499	(266,663)	2,193,836
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,363,471	(95,652)	5,267,819
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,188,726	(876,711)	4,312,015
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	15,200,112	(17,843,319)	(2,643,207)
Totals		$32,115,458	$(24,645,378)	$7,470,080

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,387,407	$(72,296)	$3,315,111
Energy Contracts	Net unrealized gain (loss) on open futures contracts	944,156	(1,618,352)	(674,196)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,959,401	(3,620,851)	1,338,550
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,209,323	(1,337,214)	(127,891)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,943,511	(27,591)	1,915,920
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,271,180	(2,353,483)	(82,303)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	22,965,576	(14,598,190)	8,367,386
Totals		$37,680,554	$(23,627,977)	$14,052,577

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
The trading revenue of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2019	Trading Gains/(Losses) for the Three Months Ended June 30, 2018
Agriculture Contracts	$(5,120,053)	$(4,093,993)
Energy Contracts	313,927	10,859,812
Metal Contracts	(2,975,323)	(9,866,141)
Stock Indices Contracts	9,782,033	(426,669)
Short-Term Interest Rate Contracts	11,509,688	1,799,680
Long-Term Interest Rate Contracts	10,153,394	(1,932,596)
Forward Currency Contracts	(3,185,238)	(2,735,090)
Total	$20,478,428	$(6,394,997)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2019	Trading Gains/(Losses) for the Six Months Ended June 30, 2018
Agriculture Contracts	$(4,267,334)	$(8,423,327)
Energy Contracts	(3,878,617)	13,163,132
Metal Contracts	(4,651,879)	(10,338,405)
Stock Indices Contracts	17,713,903	(27,942,949)
Short-Term Interest Rate Contracts	15,804,218	5,916,146
Long-Term Interest Rate Contracts	21,791,572	3,193,528
Forward Currency Contracts	(6,710,916)	1,053,253
Total	$35,800,947	$(23,378,622)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2019	Trading Gains/(Losses) for the Three Months Ended June 30, 2018
Futures trading gains (losses):
Realized**	$26,844,465	$1,076,073
Change in unrealized	(3,180,799)	(4,735,980)
Forward currency trading gains (losses):
Realized**	(3,532,860)	(17,394,872)
Change in unrealized	347,622	14,659,782
Total	$20,478,428	$(6,394,997)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2019	Trading Gains/(Losses) for the Six Months Ended June 30, 2018
Futures trading gains (losses):
Realized**	$38,083,767	$(19,648,992)
Change in unrealized	4,428,096	(4,782,883)
Forward currency trading gains (losses):
Realized**	4,299,677	(7,284,977)
Change in unrealized	(11,010,593)	8,338,230
Total	$35,800,947	$(23,378,622)

**
Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers and interbank market maker.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
For the three months ended June 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 46,100 and 42,600, respectively, and the monthly average of notional value of forward currency contracts was $3,620,300,000 and $2,242,600,000, respectively.

For the six months ended June 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 49,200 and 43,500, respectively, and the monthly average of notional value of forward currency contracts was $3,556,800,000 and $2,149,500,000, respectively.

Open contracts generally mature within three months; as of June 30, 2019, the latest maturity date for open futures contracts is September 2020 and the latest maturity date for open forward currency contracts is September 2019. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2019 and December 31, 2018 was $37,581,266 and $51,073,206, respectively, which equals approximately 11% and 15% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2019 and December 31, 2018 was $42,440,332 and $36,845,456, respectively, which equals approximately 13% and 11% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market maker at June 30, 2019 and December 31, 2018 was restricted cash for margin requirements of $30,875,936 and $15,828,352, respectively, which equals approximately 9% and 5% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,567,572	$(3,500,105)	$5,067,467
Futures contracts	Goldman Sachs & Co. LLC	8,347,774	(3,301,954)	5,045,820
Forward currency contracts	NatWest Markets plc	15,200,112	(15,200,112)	0
Total derivatives		$32,115,458	$(22,002,171)	$10,113,287

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$5,067,467	$0	$0	$5,067,467
Goldman Sachs & Co. LLC	5,045,820	0	0	5,045,820
NatWest Markets plc	0	0	0	0
Total	$10,113,287	$0	$0	$10,113,287

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$3,500,105	$(3,500,105)	$0
Futures contracts	Goldman Sachs & Co. LLC	3,301,954	(3,301,954)	0
Forward currency contracts	NatWest Markets plc	17,843,319	(15,200,112)	2,643,207
Total derivatives		$24,645,378	$(22,002,171)	$2,643,207

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	2,643,207	0	(2,643,207)	0
Total	$2,643,207	$0	$(2,643,207)	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,589,907	$(4,587,126)	$3,002,781
Futures contracts	Goldman Sachs & Co. LLC	7,125,071	(4,442,661)	2,682,410
Forward currency contracts	NatWest Markets plc	22,965,576	(14,598,190)	8,367,386
Total derivatives		$37,680,554	$(23,627,977)	$14,052,577

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,002,781	$0	$0	$3,002,781
Goldman Sachs & Co. LLC	2,682,410	0	0	2,682,410
NatWest Markets plc	8,367,386	0	0	8,367,386
Total	$14,052,577	$0	$0	$14,052,577

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,587,126	$(4,587,126)	$0
Futures contracts	Goldman Sachs & Co. LLC	4,442,661	(4,442,661)	0
Forward currency contracts	NatWest Markets plc	14,598,190	(14,598,190)	0
Total derivatives		$23,627,977	$(23,627,977)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2019
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2019 and December 31, 2018, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2019 and 2018, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2019 and December 31, 2018, the results of operations and financial highlights for the three months and six months ended June 30, 2019 and 2018, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, the aggregate capitalization of the Trust was $328,133,946 with Series A, Series B, Series D and Series W comprising $261,798,509, $38,700,109, $1,678,312 and $25,957,016, respectively, of the total. The Net Asset Value per Unit was $2,629.51 for Series A, $2,870.60 for Series B, $1,073.08 for Series D and $3,077.88 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2019 and 2018 for Series A were 10.33% and (5.93)%, Series B were 10.61% and (5.76)%, Series D were 11.02% and (5.59)% and Series W were 11.44% and (5.05)%, respectively.

2019 (For the Six Months Ended June 30)

Of the 10.33% return for the six months ended June 30, 2019 for Series A, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (2.84)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A.

Of the 10.61% return for the six months ended June 30, 2019 for Series B, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (2.56)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 11.02% return for the six months ended June 30, 2019 for Series D, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (2.15)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D.

Of the 11.44% return for the six months ended June 30, 2019 for Series W, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (1.73)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2019, the Trust accrued management fees in the amount of $6,336,135 and paid management fees in the amount of $6,375,416. There were no performance fees accrued or paid during this period.

An analysis of the 11.70% gross trading gains for the Trust for the six months ended June 30, 2019 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.71)%
Currencies	(2.06)
Interest Rates	11.85
Stock Indices	5.62
11.70%

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

The Trust showed a profit in April with gains coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting losses during the month. Stock index positions produced the best Trust gains. Long positioning on European and Asia-Pacific indexes generated the largest profits within the sector. Global stock indexes generally produced strong gains during April. Those gains were driven by dovish statements from several major central banks, signs of improving economic growth from China, some better-than-expected economic releases from the United States, and amid mostly robust Q1 corporate earnings reports. Commodity trading also generated profits for the Trust in April. Short positioning across the grain subsector produced some of the best sector gains driven by a stronger US dollar and ample global supply expectations. Soybeans traded to a 6-month low while wheat fell to a 6-week low during the month. Long positioning on the energy subsector also added to gains. The subsector benefited from a combination of broad demand for global risk assets and increasing concerns over an undersupplied market. Some partially offsetting losses came from the industrial metals subsector. Long positioning in zinc and copper led losses as the complex suffered its biggest monthly decline on a year-to-date basis. Base metals faced headwinds from a stronger US dollar and climbing inventory stockpiles. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month. Long positioning on the United Kingdom gilt (10-year note) and short sterling (90-day bill) contributed the largest losses to the sector. A 6-month Brexit extension sent UK fixed income prices lower as traders liquidated safe-haven positions as the threat of a “hard” UK separation from the European Union diminished. In the foreign exchange sector, losses were generated in the emerging market (EM) currencies. The trading strategy failed to successfully navigate some choppy price action in the South African rand (against the US dollar) which contributed more than half of the monthly losses within the EM FX sector.

The Trust showed a loss in May with losses coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting gains during the month. Stock index positions produced the largest Trust losses. Global stock indexes generally saw steep sell-offs during the month and long positioning on global indexes generated losses within the sector, particularly across Europe and in the United States. Those losses were driven by a sharp escalation of trade tension between the US and both China and Mexico, signs that global growth is decelerating, and as the inverted US Treasury yield curve signaled a higher-than-normal recession risk. Commodity trading also generated losses for the Trust in May. Short positioning across the grain subsector produced the worst sector losses as heavy rains across the Midwest prevented a considerable amount of crop planting in the US. Weekly USDA crop progress reports painted a bullish outlook for prices, especially for corn, which rose sharply to a near three-year high. Long holdings on the energy subsector also added to losses. The energy complex suffered amid weakening demand and as US inventory levels rose to a 22-month high. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting gains during the month. Long positioning on 10-year notes from Australia and the United Kingdom were two of the best performing holdings. Australia’s central bank indicated that interest rate cuts were likely in the coming months sending their notes sharply higher (interest rates fell). In the UK, the Brexit impasse became more uncertain as Prime Minister May stepped down and the future leadership of Britain became less clear. Flight to safety flows benefitted the UK gilt. In the foreign exchange sector, gains were generated in the developed market and emerging market currencies. A short position on the Australian dollar drove gains in the developed FX subsector as that currency sold-off amid some weaker than expected economic data releases and dovish comments from the Governor of the Reserve Bank of Australia. A short position on the Chilean peso proved profitable in the EM subsector as that currency weakened on trade angst and weaker copper prices.

The Trust showed a profit in June with gains coming from stock index and interest rate positions, while foreign exchange and commodity holdings produced some partially offsetting losses during the month. Stock index positions produced the largest Trust profits. Global stock indices bounced back sharply from May’s steep sell-off. Long positioning across most global indexes benefited from signs that major central banks stand ready to provide new stimulus to slowing global economies. Fed Chairman Powell at the June FOMC meeting strongly hinted that rate cuts are coming and ECB President Draghi stated that “in the absence of improvement” in inflation data, “additional stimulus will be required.” Interest rate positions from both long-dated and short-dated instruments provided additional gains during the month. Long positioning in Australia, the United States, Japan, and Europe all benefited from the possibility of renewed central bank easing. Early in the month, the Reserve Bank of Australia became one of the first G10 central banks to actually cut interest rates amid sluggish economic growth and a decline in real estate prices in the country, and then strongly hinted that additional cuts might be warranted. In the foreign exchange sector, losses were generated in the developed market currencies. A short position on the Norwegian krone (versus the US dollar) led sector losses. The Norges Bank bucked the dovish central bank trend and actually hiked interest rates during the month. The hike marked the third increase over the past nine months amid a surge in oil investments, low unemployment, and inflation running above the central bank’s target. Commodity trading provided some small losses for the Trust in June. Industrial metals were the worst performing sub-sector. A short holding on nickel suffered on the back of US dollar weakness and mounting optimism over a Trump-Xi trade meeting on the sidelines of the G-20 summit near month-end. Some partially offsetting gains were seen in long energy holdings. A long position on gasoline profited after a massive fire shut-down one of the East Coast’s largest refineries, crimping supply and sending gas prices sharply higher.

2018 (For the Six Months Ended June 30)

Of the (5.93)% return for the six months ended June 30, 2018 for Series A, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.50)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series A.

Of the (5.76)% return for the six months ended June 30, 2018 for Series B, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.33)% due to brokerage fees, management fees and operating costs, offset by approximately 0.87% due to investment income earned by Series B.

Of the (5.59)% return for the six months ended June 30, 2018 for Series D, approximately (4.30)% was due to trading losses (before commissions) and approximately (2.16)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series D.

Of the (5.05)% return for the six months ended June 30, 2018 for Series W, approximately (4.30)% was due to trading losses (before commissions) and approximately (1.62)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.87% due to investment income earned by Series W.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2019 and December 31, 2018 and the trading gains/losses by market category for the six months ended June 30, 2019 and the year ended December 31, 2018.
	June 30, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.62%	(3.71)%
Currencies	0.72%	(2.06)%
Interest Rates	0.81%	11.85%
Stock Indices	0.84%	5.62%
Aggregate/Total	1.42%	11.70%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2019.

Of the 10.33% return for the six months ended June 30, 2019 for Series A, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (2.84)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A.

Of the 10.61% return for six months ended June 30, 2019 for Series B, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (2.56)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 11.02% return for the six months ended June 30, 2019 for Series D, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (2.15)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D.

Of the 11.44% return for the six months ended June 30, 2019 for Series W, approximately 11.70% was due to trading gains (before commissions) and approximately 1.47% due to investment income, offset by approximately (1.73)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2019 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2019.

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

Item 4.  Controls and Procedures.

Campbell & Company, the managing operator of the Trust, with the participation of the managing operator’s chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief operating officer have concluded that these disclosure controls and procedures are effective. There were no changes in the managing operator's internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition June 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2019 and 2018, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2019 and 2018, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2019 and 2018, (vii) Notes to Financial Statements.

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments June 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition June 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2019 and 2018, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2019 and 2018, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 14, 2019	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer