Form 10-Q
period 2019-09-30
CAMPBELL FUND TRUST
filed 2019-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________

Commission File number: 000-50264

THE CAMPBELL FUND TRUST

(Exact name of Registrant as specified in charter)

Delaware	94-6260018
(State of Organization)	(IRS Employer Identification Number)

2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

(410) 413-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

The Registrant has no voting stock. As of September 30, 2019, there were 98,035.166 Series A Units, 13,112.247 Series B Units, 2,383.085 Series D Units, and 8,340.121 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$13,265,911	3.84%
	Credit Cards	1,544,144	0.45%
	Equipment Loans	947,233	0.27%
	Utilities	1,067,365	0.31%
	Total Asset Backed Securities (cost $16,732,488)	16,824,653	4.87%

	Bank Deposits
	United States
	Financials	4,906,975	1.42%
	Total Bank Deposits (cost $4,906,149)	4,906,975	1.42%

	Commercial Paper
	Ireland
	Financials (cost $4,110,080)	4,110,320	1.19%
	Spain
	Financials (cost $1,136,975)	1,137,022	0.33%
	Switzerland
	Financials (cost $4,273,905)	4,274,039	1.24%
	United Kingdom
	Financials (cost $3,552,837)	3,553,015	1.03%
	United States
	Communications	6,884,541	1.99%
	Consumer Discretionary	18,684,820	5.40%
	Consumer Staples	14,211,218	4.11%
	Financials	17,980,312	5.20%
	Industrials	2,994,724	0.87%
	Utilities	32,406,375	9.37%
	Total United States (cost $93,164,117)	93,161,990	26.94%
	Total Commercial Paper (cost $106,237,914)	106,236,386	30.73%

	Corporate Bonds
	Canada
	Financials	5,912,739	1.71%
	Industrials	1,596,896	0.46%
	Total Canada (cost $7,492,913)	7,509,635	2.17%
	Germany
	Consumer Discretionary (cost $5,144,918)	5,151,904	1.49%
	Japan
	Financials (cost $2,020,000)	2,022,218	0.58%
	United Kingdom
	Energy	2,122,844	0.61%
	Financials	3,862,394	1.12%
	Total United Kingdom (cost $5,977,935)	5,985,238	1.73%
	United States
	Communications	3,075,862	0.89%
	Consumer Discretionary	9,593,286	2.77%
	Consumer Staples	7,560,095	2.19%
	Energy	5,375,614	1.55%
	Financials	27,324,208	7.90%
	Industrials	5,423,500	1.57%
	Materials	888,266	0.26%
	Technology	5,066,705	1.47%
	Utilities	2,352,095	0.68%
	Total United States (cost $66,523,030)	66,659,631	19.28%
	Total Corporate Bonds (cost $87,158,796)	87,328,626	25.25%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$9,125,000	U.S. Treasury Bills Due * 10/08/2019	9,121,886	2.64%
$1,767,500	U.S. Treasury Bills Due * 10/17/2019	1,766,102	0.51%
$22,340,000	U.S. Treasury Bills Due * 11/14/2019	22,290,921	6.45%
$9,125,000	U.S. Treasury Bills Due * 12/19/2019	9,090,338	2.63%
$4,160,000	U.S. Treasury Bills Due * 01/02/2020	4,140,640	1.20%
$4,500,000	U.S. Treasury Bills Due * 01/16/2020	4,476,101	1.29%
	Total Government And Agency Obligations (cost $50,876,978)	50,885,988	14.72%
	Total Fixed Income Securities ** (cost $265,912,325)	$266,182,628	76.99%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2019 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,877)	$2,877	0.00%
Total Short Term Investments (cost $2,877)	$2,877	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$590,299	0.17%
Energy	(225,360)	(0.07)%
Metals	(604,542)	(0.17)%
Stock indices	1,661,698	0.48%
Short-term interest rates	(1,467,425)	(0.42)%
Long-term interest rates	447,550	0.13%
Net unrealized gain (loss) on long futures contracts	402,220	0.12%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(1,230,837)	(0.36)%
Energy	1,273,022	0.37%
Metals	792,340	0.23%
Stock indices	(200,867)	(0.06)%
Short-term interest rates	(194,348)	(0.06)%
Long-term interest rates	(800,924)	(0.23)%
Net unrealized gain (loss) on short futures contracts	(361,614)	(0.11)%
Net unrealized gain (loss) on open futures contracts	$40,606	0.01%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(6,739,988)	(1.95)%
Various short forward currency contracts	9,537,569	2.76%
Net unrealized gain (loss) on open forward currency contracts	$2,797,581	0.81%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $50,885,988 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 (Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Equity in futures broker trading accounts
Cash	$27,114,893	$29,264,709
Restricted cash	182,925	0
Fixed income securities (cost $50,876,978 and $51,077,094, respectively)	50,885,988	51,073,206
Net unrealized gain (loss) on open futures contracts	40,606	5,685,191
Total equity in futures broker trading accounts	78,224,412	86,023,106

Cash and cash equivalents	13,575,683	22,653,467
Restricted cash at interbank market maker	37,748,799	15,828,352
Short term investments (cost $2,877 and $2,868, respectively)	2,877	2,868
Fixed income securities (cost $215,035,347 and $212,532,087, respectively)	215,296,640	212,096,650
Net unrealized gain (loss) on open forward currency contracts	2,797,581	8,367,386
Interest receivable	598,374	865,914
Subscription receivable	1,638,666	0
Total assets	$349,883,032	$345,837,743

LIABILITIES
Accounts payable	$284,823	$315,936
Management fee payable	1,111,474	1,104,485
Accrued commissions and other trading fees on open contracts	119,241	65,526
Offering costs payable	128,161	126,325
Performance fee payable	21,165	0
Redemptions payable	2,492,833	10,333,537
Total liabilities	4,157,697	11,945,809

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 98,035.166 and 111,488.756 units outstanding at September 30, 2019 and December 31, 2018	275,235,393	265,715,642
Series B Units – Redeemable
Other Unitholders - 13,112.247 and 15,779.825 units outstanding at September 30, 2019 and December 31, 2018	40,238,551	40,954,227
Series D Units – Redeemable
Other Unitholders - 2,383.085 and 1,569.589 units outstanding at September 30, 2019 and December 31, 2018	2,705,931	1,517,078
Series W Units – Redeemable
Other Unitholders - 8,340.121 and 9,306.953 units outstanding at September 30, 2019 and December 31, 2018	27,545,460	25,704,987
Total unitholders’ capital (Net Asset Value)	345,725,335	333,891,934
Total liabilities and unitholders’ capital (Net Asset Value)	$349,883,032	$345,837,743

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$30,127,764	$(11,042,290)	$68,472,848	$(30,729,684)
Change in unrealized	(10,072,681)	7,741,426	(5,644,585)	2,958,543
Brokerage commissions	(470,721)	(429,297)	(1,491,863)	(1,400,752)
Net gain (loss) from futures trading	19,584,362	(3,730,161)	61,336,400	(29,171,893)

Forward currency trading gains (losses)
Realized	(573,244)	18,335,233	3,800,316	11,050,256
Change in unrealized	5,440,788	(16,096,697)	(5,569,805)	(7,758,467)
Brokerage commissions	(56,975)	(40,089)	(208,988)	(119,306)
Net gain (loss) from forward currency trading	4,810,569	2,198,447	(1,978,477)	3,172,483
Total net trading gain (loss)	24,394,931	(1,531,714)	59,357,923	(25,999,410)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,963,269	2,336,863	6,063,413	7,033,639
Realized gain (loss) on fixed income securities	10,418	(21,654)	14,468	(69,239)
Change in unrealized gain (loss) on fixed income securities	39,047	211,537	709,628	(2,009)
Total investment income	2,012,734	2,526,746	6,787,509	6,962,391

Expenses
Management fee	3,359,726	3,944,102	9,695,861	13,492,725
Performance fee	21,165	0	21,165	0
Operating expenses	273,180	282,906	800,984	854,794
Total expenses	3,654,071	4,227,008	10,518,010	14,347,519
Net investment income (loss)	(1,641,337)	(1,700,262)	(3,730,501)	(7,385,128)
NET INCOME (LOSS)	$22,753,594	$(3,231,976)	$55,627,422	$(33,384,538)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$182.38	$(19.89)	$425.47	$(178.48)
Series B	$201.33	$(27.76)	$463.18	$(199.82)
Series D	$54.96	$(5.09)	$164.08	$(40.88)
Series W	$230.00	$(5.64)	$544.22	$(158.95)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$178.01	$(20.08)	$424.18	$(175.41)
Series B	$198.18	$(19.08)	$473.43	$(182.79)
Series D	$62.39	$(5.22)	$168.93	$(64.00)
Series W	$224.89	$(9.58)	$540.86	$(160.00)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	98,909.779	129,372.124	103,422.686	143,023.321
Series B	13,322.219	19,710.876	14,214.142	22,313.918
Series D	1,724.770	1,311.521	1,609.926	911.099
Series W	8,422.307	18,480.544	8,776.466	21,151.715

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$55,627,422	$(33,384,538)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	10,504,762	4,801,933
(Increase) decrease in interest receivable	267,540	229,986
Increase (decrease) in accounts payable and accrued expenses	50,756	(502,914)
Purchases of investments	(1,287,177,662)	(4,001,427,649)
Sales/maturities of investments	1,284,874,509	4,180,044,810
Net cash from (for) operating activities	64,147,327	149,761,628

Cash flows from (for) financing activities
Addition of units	11,853,876	17,458,250
Redemption of units	(64,014,197)	(144,205,933)
Offering costs paid	(1,111,234)	(1,313,961)
Net cash from (for) financing activities	(53,271,555)	(128,061,644)

Net increase (decrease) in cash, cash equivalents and restricted cash	10,875,772	21,699,984

Cash, cash equivalents and restricted cash at beginning of period	67,746,528	49,680,009
Cash, cash equivalents and restricted cash at end of period	$78,622,300	$71,379,993

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2019	December 31, 2018
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$27,114,893	$29,264,709
Restricted cash in futures brokers trading accounts	182,925	0
Cash and cash equivalents	13,575,683	22,653,467
Restricted cash at interbank market maker	37,748,799	15,828,352
Total cash, cash equivalents and restricted cash at end of period	$78,622,300	$67,746,528

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2019

Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227
Net income (loss) for the three months ended March 31, 2019		10,959,406		1,636,947
Additions	402.786	966,271	29.109	78,844
Redemptions	(8,230.105)	(19,795,854)	(1,684.043)	(4,411,610)
Offering costs		(376,105)		0
Balances at March 31, 2019	103,661.437	$257,469,360	14,124.891	$38,258,408

Net income (loss) for the three months ended June 30, 2019		15,004,346		2,264,553
Additions	2,299.229	5,873,079	0.000	0
Redemptions	(6,398.768)	(16,266,862)	(643.330)	(1,822,852)
Offering costs		(281,414)		0
Balances at June 30, 2019	99,561.898	$261,798,509	13,481.561	$38,700,109

Net income (loss) for the three months ended September 30, 2019		18,039,515		2,682,188
Additions	1,804.464	5,154,277	0.000	0
Redemptions	(3,331.196)	(9,407,495)	(369.314)	(1,143,746)
Offering costs		(349,413)		0
Balances at September 30, 2019	98,035.166	$275,235,393	13,112.247	$40,238,551

Nine Months Ended September 30, 2018

Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360
Net income (loss) for the three months ended March 31, 2018		(15,895,347)		(2,744,441)
Additions	942.555	2,394,608	0.000	0
Redemptions	(5,999.865)	(15,447,850)	(1,170.991)	(3,237,305)
Offering costs		(500,893)		0
Balances at March 31, 2018	150,598.963	$378,336,951	23,438.326	$63,943,614

Net income (loss) for the three months ended June 30, 2018		(7,057,350)		(1,167,129)
Additions	723.185	1,765,410	0.000	0
Redemptions	(18,400.994)	(45,283,437)	(1,360.540)	(3,658,502)
Offering costs		(182,617)		0
Balances at June 30, 2018	132,921.154	$327,578,957	22,077.786	$59,117,983

Net income (loss) for the three months ended September 30, 2018		(2,573,785)		(547,219)
Additions	2,239.886	5,492,435	0.000	0
Redemptions	(13,026.831)	(31,632,125)	(4,983.567)	(13,123,600)
Offering costs		(323,503)		0
Balances at September 30, 2018	122,134.209	$298,541,979	17,094.219	$45,447,164

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,807.52	$2,629.51	$2,483.75	$2,383.34

September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,444.38	$2,464.46	$2,512.21	$2,619.79

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$3,068.78	$2,870.60	$2,708.58	$2,595.35

September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,658.63	$2,677.71	$2,728.16	$2,841.42

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2019

Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934
Net income (loss) for the three months ended March 31, 2019		71,088		1,230,838	13,898,279
Additions	0.000	0	16.012	43,708	1,088,823
Redemptions	0.000	0	(521.852)	(1,483,217)	(25,690,681)
Offering costs		(1,923)		(32,369)	(410,397)
Balances at March 31, 2019	1,569.589	$1,586,243	8,801.113	$25,463,947	$322,777,958

Net income (loss) for the three months ended June 30, 2019		98,275		1,608,375	18,975,549
Additions	45.684	49,023	63.879	190,008	6,112,110
Redemptions	(51.255)	(53,220)	(431.580)	(1,272,851)	(19,415,785)
Offering costs		(2,009)		(32,463)	(315,886)
Balances at June 30, 2019	1,564.018	$1,678,312	8,433.412	$25,957,016	$328,133,946

Net income (loss) for the three months ended September 30, 2019		94,797		1,937,094	22,753,594
Additions	819.067	935,309	61.448	202,023	6,291,609
Redemptions	0.000	0	(154.739)	(515,786)	(11,067,027)
Offering costs		(2,487)		(34,887)	(386,787)
Balances at September 30, 2019	2,383.085	$2,705,931	8,340.121	$27,545,460	$345,725,335

Nine Months Ended September 30, 2018

Balances at December 31, 2017	259.610	$273,175	22,774.964	$67,838,187	$545,823,155
Net income (loss) for the three months ended March 31, 2018		(18,073)		(2,350,866)	(21,008,727)
Additions	714.150	729,114	477.234	1,363,450	4,487,172
Redemptions	0.000	0	(615.846)	(1,785,156)	(20,470,311)
Offering costs		(436)		(83,862)	(585,191)
Balances at March 31, 2018	973.760	$983,780	22,636.352	$64,981,753	$508,246,098

Net income (loss) for the three months ended June 30, 2018		(12,497)		(906,859)	(9,143,835)
Additions	361.838	356,940	79.194	220,061	2,342,411
Redemptions	0.000	0	(1,139.809)	(3,195,719)	(52,137,658)
Offering costs		(1,343)		(78,544)	(262,504)
Balances at June 30, 2018	1,335.598	$1,326,880	21,575.737	$61,020,692	$449,044,512

Net income (loss) for the three months ended September 30, 2018		(6,673)		(104,299)	(3,231,976)
Additions	30.268	30,009	1,790.910	5,056,223	10,578,667
Redemptions	(51.250)	(49,436)	(11,142.336)	(31,452,158)	(76,257,319)
Offering costs		(1,613)		(64,675)	(389,791)
Balances at September 30, 2018	1,314.616	$1,299,167	12,224.311	$34,455,783	$379,744,093

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$1,135.47	$1,073.08	$1,010.61	$966.54

September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$988.25	$993.47	$1,010.29	$1,052.25

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$3,302.77	$3,077.88	$2,893.26	$2,761.91

September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
$2,818.63	$2,828.21	$2,870.68	$2,978.63

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,629.51	$2,464.46	$2,383.34	$2,619.79

Income (loss) from operations:
Total net trading gains (losses) (1)	195.78	(6.15)	465.70	(125.04)
Net investment income (loss) (1)	(14.24)	(11.43)	(31.78)	(43.33)
Total net income (loss) from operations	181.54	(17.58)	433.92	(168.37)
Offering costs (1)	(3.53)	(2.50)	(9.74)	(7.04)
Net asset value per unit at end of period	$2,807.52	$2,444.38	$2,807.52	$2,444.38
Total Return (4)	6.77%	(0.81)%	17.80%	(6.70)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.41%	4.29%	4.39%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.41%	4.29%	4.39%	4.28%
Net investment income (loss) (2),(3)	(2.06)%	(1.88)%	(1.66)%	(2.33)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,870.60	$2,677.71	$2,595.35	$2,841.42

Income (loss) from operations:
Total net trading gains (losses) (1)	213.72	(6.79)	507.92	(135.74)
Net investment income (loss) (1)	(15.54)	(12.29)	(34.49)	(47.05)
Total net income (loss) from operations	198.18	(19.08)	473.43	(182.79)
Net asset value per unit at end of period	$3,068.78	$2,658.63	$3,068.78	$2,658.63
Total Return (4)	6.90%	(0.71)%	18.24%	(6.43)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.42%	4.39%	4.40%	4.32%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.42%	4.39%	4.40%	4.32%
Net investment income (loss) (2),(3)	(2.06)%	(1.91)%	(1.66)%	(2.35)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,073.08	$993.47	$966.54	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (1)	78.37	(2.44)	189.39	(54.12)
Net investment income (loss) (1)	(14.54)	(1.55)	(16.47)	(6.16)
Total net income (loss) from operations	63.83	(3.99)	172.92	(60.28)
Offering costs (1)	(1.44)	(1.23)	(3.99)	(3.72)
Net asset value per unit at end of period	$1,135.47	$988.25	$1,135.47	$988.25
Total Return (4)	5.81%	(0.53)%	17.48%	(6.08)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.04%	3.02%	3.04%	2.87%
Performance fee (4)	1.06%	0.00%	1.23%	0.00%
Total expenses	4.10%	3.02%	4.27%	2.87%
Net investment income (loss) (2),(3)	(0.78)%	(0.63)%	(0.41)%	(0.79)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,077.88	$2,828.21	$2,761.91	$2,978.63

Income (loss) from operations:
Total net trading gains (losses) (1)	229.15	(7.31)	543.94	(143.01)
Net investment income (loss) (1)	(0.12)	1.23	8.28	(6.25)
Total net income (loss) from operations	229.03	(6.08)	552.22	(149.26)
Offering costs (1)	(4.14)	(3.50)	(11.36)	(10.74)
Net asset value per unit at end of period	$3,302.77	$2,818.63	$3,302.77	$2,818.63
Total Return (4)	7.31%	(0.34)%	19.58%	(5.37)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.36%	2.46%	2.35%	2.32%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.36%	2.46%	2.35%	2.32%
Net investment income (loss) (2),(3)	(0.02)%	0.19%	0.37%	(0.30)%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2019 and December 31, 2018, and for the periods ended September 30, 2019 and 2018, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	Fair Value at September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,877	$0	$0	$2,877
Fixed income securities	0	266,182,628	0	266,182,628

Other Financial Instruments
Exchange-traded futures contracts	40,606	0	0	40,606
Forward currency contracts	0	2,797,581	0	2,797,581
Total	$43,483	$268,980,209	$0	$269,023,692

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,868	$0	$0	$2,868
Fixed income securities	0	263,169,856	0	263,169,856

Other Financial Instruments
Exchange-traded futures contracts	5,685,191	0	0	5,685,191
Forward currency contracts	0	8,367,386	0	8,367,386
Total	$5,688,059	$271,537,242	$0	$277,225,301

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2019, and December 31, 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $238,866 and $116,422 for Series A units, $67,136 and $53,235 for Series D units and $232,593 and $215,298 for Series W units, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
Note 7. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”), formerly the Royal Bank of Scotland. The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2019. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the Nine Months ended September 30, 2019 and 2018, Campbell & Company received redemption fees of $36 and $245, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2019 and December 31, 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2019 Fair Value	Liability Derivatives at September 30, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$932,232	$(1,572,770)	$(640,538)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,273,022	(225,360)	1,047,662
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,840,832	(3,653,034)	187,798
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,187,372	(726,541)	1,460,831
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	952,361	(2,614,134)	(1,661,773)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,652,363	(2,005,737)	(353,374)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,313,290	(11,515,709)	2,797,581
Totals		$25,151,472	$(22,313,285)	$2,838,187

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,387,407	$(72,296)	$3,315,111
Energy Contracts	Net unrealized gain (loss) on open futures contracts	944,156	(1,618,352)	(674,196)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,959,401	(3,620,851)	1,338,550
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,209,323	(1,337,214)	(127,891)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,943,511	(27,591)	1,915,920
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,271,180	(2,353,483)	(82,303)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	22,965,576	(14,598,190)	8,367,386
Totals		$37,680,554	$(23,627,977)	$14,052,577

*	Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2019	Trading Gains/(Losses) for the Three Months Ended September 30, 2018
Agriculture Contracts	$3,759,594	$209,385
Energy Contracts	(3,295,196)	(1,590,094)
Metal Contracts	736,004	(953,901)
Stock Indices Contracts	5,330,232	3,582,132
Short-Term Interest Rate Contracts	(205,802)	2,557,125
Long-Term Interest Rate Contracts	13,833,873	(7,102,904)
Forward Currency Contracts	3,888,781	2,238,536
Total	$24,047,486	$(1,059,721)

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018
Agriculture Contracts	$(507,740)	$(8,213,942)
Energy Contracts	(7,173,813)	11,573,037
Metal Contracts	(3,915,875)	(11,292,306)
Stock Indices Contracts	23,044,135	(24,360,817)
Short-Term Interest Rate Contracts	15,598,416	8,473,271
Long-Term Interest Rate Contracts	35,625,445	(3,909,376)
Forward Currency Contracts	(2,822,135)	3,291,789
Total	$59,848,433	$(24,438,344)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2019	Trading Gains/(Losses) for the Three Months Ended September 30, 2018
Futures trading gains (losses):
Realized**	$30,231,386	$(11,039,683)
Change in unrealized	(10,072,681)	7,741,426
Forward currency trading gains (losses):
Realized**	(1,552,007)	18,335,233
Change in unrealized	5,440,788	(16,096,697)
Total	$24,047,486	$(1,059,721)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019	Trading Gains/(Losses) for the Nine Months Ended September 30, 2018
Futures trading gains (losses):
Realized**	$68,315,153	$(30,688,676)
Change in unrealized	(5,644,585)	2,958,543
Forward currency trading gains (losses):
Realized**	2,747,670	11,050,256
Change in unrealized	(5,569,805)	(7,758,467)
Total	$59,848,433	$(24,438,344)

**
Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers and gains and losses on spot trades in connection with forward currency trading at the interbank market maker.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
For the three months ended September 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 46,000 and 38,200, respectively, and the monthly average of notional value of forward currency contracts was $2,868,800,000 and $1,961,100,000, respectively.

For the nine months ended September 30, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 49,200 and 41,700, respectively, and the monthly average of notional value of forward currency contracts was $3,327,500,000 and $2,086,700,000, respectively.

Open contracts generally mature within three months; as of September 30, 2019, the latest maturity date for open futures contracts is December 2020 and the latest maturity date for open forward currency contracts is December 2019. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2019 and December 31, 2018 was $50,885,988 and $51,073,206, respectively, which equals approximately 15% and 15% of Net Asset Value, respectively. The cash deposited with the interbank market maker at September 30, 2019 and December 31, 2018 was $50,695,278 and $36,845,456, respectively, which equals approximately 15% and 11% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market maker at September 30, 2019 and December 31, 2018 was restricted cash for margin requirements of $37,931,724 and $15,828,352, respectively, which equals approximately 11% and 5% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,484,838	$(5,302,275)	$182,563
Futures contracts	Goldman Sachs & Co. LLC	5,353,344	(5,353,344)	0
Forward currency contracts	NatWest Markets plc	14,313,290	(11,515,709)	2,797,581
Total derivatives		$25,151,472	$(22,171,328)	$2,980,144

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2019
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$182,563	$0	$0	$182,563
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	2,797,581	0	0	2,797,581
Total	$2,980,144	$0	$0	$2,980,144

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,302,275	$(5,302,275)	$0
Futures contracts	Goldman Sachs & Co. LLC	5,495,301	(5,353,344)	141,957
Forward currency contracts	NatWest Markets plc	11,515,709	(11,515,709)	0
Total derivatives		$22,313,285	$(22,171,328)	$141,957

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2019
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	141,957	0	(141,957)	0
NatWest Markets plc	0	0	0	0
Total	$141,957	$0	$(141,957)	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,589,907	$(4,587,126)	$3,002,781
Futures contracts	Goldman Sachs & Co. LLC	7,125,071	(4,442,661)	2,682,410
Forward currency contracts	NatWest Markets plc	22,965,576	(14,598,190)	8,367,386
Total derivatives		$37,680,554	$(23,627,977)	$14,052,577

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$3,002,781	$0	$0	$3,002,781
Goldman Sachs & Co. LLC	2,682,410	0	0	2,682,410
NatWest Markets plc	8,367,386	0	0	8,367,386
Total	$14,052,577	$0	$0	$14,052,577

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,587,126	$(4,587,126)	$0
Futures contracts	Goldman Sachs & Co. LLC	4,442,661	(4,442,661)	0
Forward currency contracts	NatWest Markets plc	14,598,190	(14,598,190)	0
Total derivatives		$23,627,977	$(23,627,977)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2019
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2019 and December 31, 2018, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2019 and 2018, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2019 and December 31, 2018, the results of operations and financial highlights for the three months and nine months ended September 30, 2019 and 2018, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the aggregate capitalization of the Trust was $345,725,335 with Series A, Series B, Series D and Series W comprising $275,235,393, $40,238,551, $2,705,931 and $27,545,460, respectively, of the total. The Net Asset Value per Unit was $2,807.52 for Series A, $3,068.78 for Series B, $1,135.47 for Series D and $3,302.77 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2019 and 2018 for Series A were 17.80% and (6.70)%, Series B were 18.24% and (6.43)%, Series D were 17.48% and (6.08)% and Series W were 19.58% and (5.37)%, respectively.

2019 (For the Nine Months Ended September 30)

Of the 17.80% return for the nine months ended September 30, 2019 for Series A, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (4.26)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A.

Of the 18.24% return for the nine months ended September 30, 2019 for Series B, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (3.82)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 17.48% return for the nine months ended September 30, 2019 for Series D, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (4.58)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series D.

Of the 19.58% return for the nine months ended September 30, 2019 for Series W, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (2.48)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2019, the Trust accrued management fees in the amount of $9,695,861 and paid management fees in the amount of $9,688,872. The Trust accrued performance fees in the amount of $21,165 and paid performance fees in the amount of $0.

An analysis of the 20.00% gross trading gains for the Trust for the nine months ended September 30, 2019 by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.25)%
Currencies	(0.75)
Interest Rates	16.64
Stock Indices	7.36
20.00%

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

The Trust showed a loss in May, with losses coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting gains during the month. Stock index positions produced the largest Trust losses. Global stock indexes generally saw steep sell-offs during the month and long positioning on global indexes generated losses within the sector, particularly across Europe and in the United States. Those losses were driven by a sharp escalation of trade tension between the US and both China and Mexico, signs that global growth is decelerating, and as the inverted US Treasury yield curve signaled a higher-than-normal recession risk. Commodity trading also generated losses for the Trust in May. Short positioning across the grain subsector produced the worst sector losses as heavy rains across the Midwest prevented a considerable amount of crop planting in the US. Weekly USDA crop progress reports painted a bullish outlook for prices, especially for corn, which rose sharply to a near three-year high. Long holdings on the energy subsector also added to losses. The energy complex suffered amid weakening demand and as US inventory levels rose to a 22-month high. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting gains during the month. Long positioning on 10-year notes from Australia and the United Kingdom were two of the best performing holdings. Australia’s central bank indicated that interest rate cuts were likely in the coming months sending their notes sharply higher (interest rates fell). In the UK, the Brexit impasse became more uncertain as Prime Minister May stepped down and the future leadership of Britain became less clear. Flight to safety flows benefitted the UK gilt. In the foreign exchange sector, gains were generated in the developed market and emerging market currencies. A short position on the Australian dollar drove gains in the developed FX subsector as that currency sold-off amid some weaker than expected economic data releases and dovish comments from the Governor of the Reserve Bank of Australia. A short position on the Chilean peso proved profitable in the EM subsector as that currency weakened on trade angst and weaker copper prices.

The Trust showed a profit in June with gains coming from stock index and interest rate positions, while foreign exchange and commodity holdings produced some partially offsetting losses during the month. Stock index positions produced the largest Trust profits. Global stock indices bounced back sharply from May’s steep sell-off. Long positioning across most global indexes benefited from signs that major central banks stand ready to provide new stimulus to slowing global economies. Fed Chairman Powell at the September FOMC meeting strongly hinted that rate cuts are coming and ECB President Draghi stated that “in the absence of improvement” in inflation data, “additional stimulus will be required.” Interest rate positions from both long-dated and short-dated instruments provided additional gains during the month. Long positioning in Australia, the United States, Japan, and Europe all benefited from the possibility of renewed central bank easing. Early in the month, the Reserve Bank of Australia became one of the first G10 central banks to actually cut interest rates amid sluggish economic growth and a decline in real estate prices in the country, and then strongly hinted that additional cuts might be warranted. In the foreign exchange sector, losses were generated in the developed market currencies. A short position on the Norwegian krone (versus the US dollar) led sector losses. The Norges Bank bucked the dovish central bank trend and actually hiked interest rates during the month. The hike marked the third increase over the past nine months amid a surge in oil investments, low unemployment, and inflation running above the central bank’s target. Commodity trading provided some small losses for the Trust in September. Industrial metals were the worst performing sub-sector. A short holding on nickel suffered on the back of US dollar weakness and mounting optimism over a Trump-Xi trade meeting on the sidelines of the G-20 summit near month-end. Some partially offsetting gains were seen in long energy holdings. A long position on gasoline profited after a massive fire shut-down one of the East Coast’s largest refineries, crimping supply and sending gas prices sharply higher.

The Trust showed a profit in July with interest rate positions from long-dated instruments providing the best gains during the month. Long positioning, especially in Europe and Australia, benefited from mounting global growth concerns, escalating fears over a “hard” UK Brexit from the EU, and ongoing uncertainty over the US/Chinese trade war. This confluence of headwinds worked to keep major global central banks in accommodation mode which has been supportive of most global bond markets (higher prices and lower interest rates). Most notably, the US FOMC cut interest rates on the last day of the month and the European Central Bank has given clear indications that it expects to provide new stimulus in September. In the foreign exchange sector, gains were generated in the developed market currencies. Short positions on the euro, Swedish krona, British pound, and Norwegian krone (all long against the US dollar) provided some of the best profits. US economic data has proven to be more resilient than many other regions of the globe to the benefit of the dollar. Concerns over a “hard” Brexit in the UK increased after hardliner Boris Johnson was elected as Prime Minister. The pound was the worst performing G10 currency (against the US dollar) during the month. Stock index positions produced additional Trust profits. Long positions in the United Kingdom and Australia were two of the most profitable positions in the sector during July. Stocks in both export-heavy countries rallied strongly as falling currency values in their respective countries fueled gains in companies linked to export activity. Commodity trading also provided some gains for the Trust in July. Short positioning on the grains and softs sub-sectors benefitted from the stronger US dollar and some improving growing conditions. Long positioning on gold and silver profited from flight-to-safety flows amid heightened global uncertainty. Some partially offsetting losses were experienced in the industrial metals sub-sector as choppy price action during the month proved challenging.

The Trust showed a profit in August, with interest rate positions from long-dated and short-dated instruments provided the best gains during August. Long positioning, especially in Europe, Australia, Japan, and the US benefited from an escalation of trade tensions between the US and China which heightened global growth concerns. Global bond yields sank sharply as safe-haven demand drove bond prices higher. In addition to the above-mentioned growth concerns, markets had plenty to fret about including a growing likelihood of a no-date (aka “hard”) UK Brexit from the EU, civil unrest in Hong Kong, and an inverted US yield curve which could be signaling a looming US recession. Commodity trading also provided some gains for the Trust during the month. Short holdings on grains and softs were two of the best performing sub-sectors. Corn futures sank in value after US government reports sparked concerns about oversupply. Cotton prices fell amid the widening trade war which dampened demand expectations.  Some partially offsetting losses were experienced in the energy sub-sector as choppy price action proved challenging for our trading systems to profitably navigate. Stock index positions contributed losses to the portfolio during August.  Long positions in the UK and Australia were two of the biggest losing positions within the sector.  Global stocks mostly dropped during the month amid the expanding trade war and generally weaker than expected economic data outside the US.  A short position on the Hong Kong Hang Seng index provided some partially offsetting gains as civil unrest and threats of Chinese intervention unnerved investors which helped our bearish position. In the foreign exchange sector, losses from the emerging markets (EM) overwhelmed gains from the developed markets.  Long positioning on EM currencies, such as the Brazilian real and South African rand, suffered after a landslide result from the Argentinian primary election.  A possible return to left-wing populism sparked a sharp sell-off in the Argentine peso and the fear quickly spilled over into other EM currencies.

The Trust showed a loss in September, with losses coming from interest rate and commodity positions, while stock index holdings produced some partially offsetting gains for the portfolio.  Foreign exchange holdings had little impact on the portfolio during the month. Interest rate positions from both short-dated and long-dated instruments provided losses during September.  Long positioning, especially in Australia and Europe, contributed the largest losses to the sector as progress on the US-Chinese trade talks overshadowed the US political situation.  European fixed income markets took an additional leg lower after the ECB’s hawkish rate cut and commentary which emphasized fiscal policy over additional monetary stimulus. Partially offsetting those losses were gains from short positions on the US 10 year and 30 year Treasury bonds. Commodity trading produced additional losses for the portfolio during the month.  Short positioning in some energy markets suffered after the petroleum complex initially spiked higher following the September 14th rebel attacks on a Saudi Arabian oil field and processing facility.  In the softs, a short sugar holding incurred losses as the commodity was boosted by signs of tightening supplies.  Additional losses were produced from our short grain holdings.  The grain markets rose as potential purchases of US agricultural goods by China were said to be in focus in discussions between the countries’ trade representatives.  Foreign exchange positions had little net P&L impact to the portfolio during September. Gains in our emerging market positions were overwhelmed by a short position on the Australian dollar.  The Aussie currency moved higher on back of the improvements in US-Chinese trade talks and the Australian central bank pausing their monetary policy easing measures. Long global stock positioning provided the portfolio with some partially offsetting gains.  Stock indexes closed higher in September but ebbed and flowed throughout the month as the markets focused on better US-Chinese trade headlines, improving US macro data, geopolitical concerns, and expectations for more central bank policy support.  The best monthly stock index gains were found in Europe.

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

Of the (6.08)% return for nine months ended September 30, 2018 for Series D, approximately (4.35)% was due to trading losses (before commissions) and approximately (3.21)% due to brokerage fees, management fees, performance fees, offering costs and operating costs, offset by approximately 1.48% due to investment income earned  by Series D.

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

Losses in May came from all four asset classes traded by the Trust – Interest Rates, FX, Commodities, and Stock Indices. Interest rate positions generated some of the largest losses for the Trust during May.  Long positioning on the Italian 10-year note suffered amid a sharp sell-off due to political turmoil in the country which sparked speculation that Italy might leave the European Union.  That same turmoil sent US interest rate markets higher due to safe-haven buying which hurt the Trust as it was positioned short across the entire US interest rate curve in anticipation of further FOMC rate hikes later this year. Foreign exchange positioning, in both developed and emerging FX markets, also generated losses during the month.  A long position on the British pound (versus short US dollar) declined in value as the ongoing BREXIT impasse, weaker UK economic data, and fading Bank of England rate-hike expectations all conspired to push the currency lower.  A long position on the Turkish lira added to sector losses as economic and political woes in that country sent the EM currency to record lows against the dollar. Commodity holdings produced additional losses as well.  A short sugar position suffered as the soft commodity advanced as Brazilian supply concerns boosted prices amid a trucker strike in the country.  Other sub-sector losses were experienced in the grains, meats, and precious metals.  The energy sub-sector, however, provided some partially offsetting gains.  Long positioning across the crude complex benefitted as prices generally stayed in the uptrend that began almost one year ago. Long positioning on a variety of global stock indices produced some good profits for the Trust early in the month as most world indices experienced gains.  Unfortunately, later in May, the political concerns that flared in Italy and renewed trade tensions between the US and China triggered a sharp reversal in prices, especially in Europe and Asia, which resulted in losses for some of the holdings.  A long position on the Italian stock index was one of the worst performing markets for the sector.

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

 The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2019 and December 31, 2018 and the trading gains/losses by market category for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	September 30, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.36%	(3.25)%
Currencies	0.56%	(0.75)%
Interest Rates	0.87%	16.64%
Stock Indices	0.70%	7.36%
Aggregate/Total	1.15%	20.00%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2019.

Of the 17.80% return for the nine months ended September 30, 2019 for Series A, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (4.26)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A.

Of the 18.24% return for the nine months ended September 30, 2019 for Series B, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (3.82)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 17.48% return for the nine months ended September 30, 2019 for Series D, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (4.58)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series D.

Of the 19.58% return for the nine months ended September 30, 2019 for Series W, approximately 20.00% was due to trading gains (before commissions) and approximately 2.06% due to investment income, offset by approximately (2.48)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2019 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2019.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2019 and 2018, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2019 and 2018, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2019 and December 31, 2018, (ii) Statements of Financial Condition as of September 30, 2019 and December 31, 2018, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2019 and 2018, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2019 and 2018, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2019 and 2018, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 14, 2019	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer