Form 10-K
period 2019-12-31
CAMPBELL FUND TRUST
filed 2020-03-27
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12 (g) of the Act:

Units of Limited Partnership Interest
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

The Registrant has no voting stock. As of February 29, 2020, there were 94,177.524 Series A Units, 12,907.624 Series B Units, 3,831.481 Series D Units and 8,482.732 Series W Units of Beneficial Interest issued and outstanding.

PART I

Item 1.	Business.

General development of business

The Campbell Fund Trust (the “Registrant” or the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures and forward markets under the sole direction of Campbell & Company, LP (“Campbell & Company” or the “managing operator”). Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

Effective December 2, 2014, Campbell & Company, Inc. changed its name and form of entity to Campbell & Company, LP. Campbell & Company refers to either Campbell & Company, Inc. or Campbell & Company, LP depending on the applicable period discussed.

As a registrant with the Securities and Exchange Commission (the “SEC”), the Trust is subject to the regulatory requirements under the Securities Act of 1934. As a commodity investment pool, the Trust is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission (the “CFTC”), an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (the “NFA”), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants and interbank market makers through which the Trust trades.

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

The Trust invests pursuant to Campbell & Company’s trading program Campbell Managed Futures Portfolio (“CMF Portfolio”) formerly known as the Global Diversified Large Portfolio. Since August 2009, the Trust’s Global Diversified Large Portfolio trading program has traded identically to Campbell & Company’s Managed Futures Portfolio. As a result, Campbell & Company has consolidated the Global Diversified Large Portfolio with the Campbell Managed Futures Portfolio. The trading program seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The program consists of underlying investment strategies, both trend following and non-trend following in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

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

As of December 31, 2019, the aggregate capitalization of the Trust was $309,506,621 with Series A, Series B, Series D and Series W comprising $243,974,281, $36,551,654, $3,507,300 and $25,473,386, respectively, of the total. The Net Asset Value per Unit was $2,568.01 for Series A, $2,810.51 for Series B, $1,041.87 for Series D and $3,036.20 for Series W.

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

The Trust trades pursuant to the CMF Portfolio, formerly known as the Financial, Metals and Energy Large Portfolio. The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio of futures and forward contracts in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, both trend following and non-trend following in nature, which aims for low correlation and are diversified by investment style, investment holding period and instrument. Trend following strategies apply traditional and alternative trend following methods to systematically exploit futures market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors. Non-trend following strategies develop relative value and fundamental themes to systematically exploit asset mispricings using carry, spread, and directional methods. Non-trend following strategies tend to be specific to certain sectors and employ global tactical asset allocation methodologies. Other technical strategies, based on statistical indicators, use varying lookback and holding periods to identify mispricings, complimentary to trend following. Additional models, markets and/or over-the-counter (“OTC”) contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2019 is as follows: 24% to interest rates, 35% to foreign exchange, 19% to commodities, and 22% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Subscription Proceeds and Available Assets

The entire offering proceeds, without deductions, will be credited to the Trust’s bank, brokerage and/or cash management accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Trust’s assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

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

The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities. Funds may be deposited and held in the Trust’s account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A., prior to the transfer to the Trust’s trading accounts.

In the event net asset value per unit as of the end of any business day declines by 50% or more from either the prior year-end or the prior month-end unit value, Campbell & Company will suspend trading activities, notify all unitholders of the relevant facts within seven business days and declare a special redemption period.

Cash Manager and Custodian

PNC serves as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. PNC is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

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
The over-the-counter counterparty’s execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, NatWest charges approximately $3 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 0.60% of the Trust’s net assets.

Cash Manager and Custodian	Cash Management and Custody fees
The Trust pays a combined annualized fee of approximately 0.10% per annum of the funds managed by the Cash Manager for cash management services, custodian fees, and fees associated with monitoring the Trust’s cash management portfolio. Prior to December 1, 2018, the Trust paid a combined annualized fee of approximately 0.075% per annum.

Other	Operating Expenses
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.25% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

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

CFTC and NFA guidance has clarified that the foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client’s over-the-counter counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal (“notional”) amount or quantity. The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) includes provisions that comprehensively regulate swap transactions for the first time, such as mandatory central clearing, and many foreign governmental authorities are in the process of implementing similar regulatory intervention in the swap markets. It is expected that the implementation of Dodd-Frank will ultimately result in a substantial portion of OTC swaps being executed in regulated markets and being submitted for clearing to regulated clearinghouses. With respect to swaps cleared through a central counterparty, the Trust will be subject to daily “variation” and “initial” margin requirements set by the central clearing counterparty and the Trust’s clearing member. Cleared swaps are transacted through futures commission merchants (“FCMs”) that are members of a clearinghouse with the clearinghouse serving as a central counterparty similar to transactions in futures contracts. The Trust posts initial and variation margin by posting collateral with its clearing member FCMs. The SEC, which regulates the security-based derivatives markets, has the authority under the Reform Act to require that certain security- based swaps transactions that previously were executed on a bi-lateral basis in the OTC markets be subject to mandatory clearing and be executed through a regulated futures exchange or swap execution facility. The SEC has not yet, however, finalized any such requirements, and it is not clear when it will. When such requirements are finalized and implemented, it is anticipated that they may increase market transparency and liquidity but may require certain of the Trust’s Segregated Portfolios to incur increased expenses to access the same types of security-based swaps. Rules adopted by the SEC in 2015 also require centralized reporting of detailed information about many types of cleared and uncleared security-based swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, these rules place potential additional administrative obligations on the Trust, and the safeguards established to protect anonymity may not function as expected.

Central clearing is expected to decrease counterparty risk and increase liquidity compared to bilateral swaps because central clearing interposes the central clearinghouse as the counterparty to each participant’s swap. However, central clearing does not eliminate counterparty risk or illiquidity risk entirely. In addition, depending on the size of the Trust and other factors, the margin required by a clearing member from the Trust may be in excess of the amounts required to be posted by the Trust pursuant to the rules of the central clearinghouse and in excess of the collateral required to be posted by the Trust to support its obligations under a similar non-cleared bilateral swap. However, regulators do have the authority to promulgate rules that impose margin requirements, including minimums, on uncleared swaps, which, if adopted, could affect this comparison.

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
Potential Loss of Investment

There is a risk that an investment in the Trust will be lost entirely or in part. The Trust is not a complete investment program and should represent only a portion of an investor’s portfolio management strategy.

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

Market disruptions during the past decade have led to increased governmental as well as self-regulatory scrutiny of the private funds and financial services industry in general. U.S. regulatory agencies are continuing to implement rulemaking as a result of the passage of Dodd-Frank in 2010. Further legislation proposing additional regulation of the industry is considered periodically by the U.S. Congress, as well as the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Trust, as well as require increased transparency as to the identity of Unitholders.

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

Holding Period of Investment Positions

Campbell & Company typically does not know the maximum – or, often, even the expected (as opposed to optimal) – duration of any particular position at the time of initiation (except in the case of certain options or derivatives positions, which have pre-established expiration dates). The length of time for which a position is maintained varies significantly, based on Campbell & Company’s subjective judgement of the appropriate point at which to liquidate a position so as to augment gains of reduce losses. There can be no assurance that the Trust will be able to maintain any particular position, or group of related positions, for the duration required to realize the expected gains, or avoid losses, from such positions.

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

Certain markets in which the Trust effects transactions may be in over-the-counter or “interdealer” markets, and also include unregulated private markets. Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the “exchange based” markets. This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Trust’s transactions with a single or small group of counterparties. Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty. However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy. The ability of Campbell & Company and the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

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

Foreign Exchange / Cross Rates Trading

The Trust may trade currencies through foreign exchange (“Forex” or “FX”) trading, which is the off-exchange trading of the exchange rate between two retail currency pairs. This may include cross rates trading, which is off-exchange trading of the exchange rate between two currency pairs other than the U.S. Dollar. The risk of loss in Forex trading can be substantial. Investors should be aware that Forex transactions are not traded on an exchange, and those funds deposited with the counterparty for Forex transactions may not receive the same protections as funds used to margin or guarantee exchange-traded futures contracts.

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

Credit Default Swaps

The Trust may invest in credit default swaps (“CDS”).  CDS can be used to implement a trader’s view that a particular credit, or group of credits, will experience credit improvement or deterioration.  The typical CDS requires the seller to pay to the buyer, in the event that a particular reference entity experiences specified credit events, the difference between the notional amount of the contract and the value of a portfolio of securities issued by the reference entity that the buyer delivers to the seller. In return, the buyer agrees to make periodic and/or upfront payments equal to a fixed percentage of the notional amount of the contract.  The Trust may also purchase or sell CDS on a basket of reference entities or an index.  In circumstances in which the Trust is the credit default swap buyer and does not own the debt securities that are deliverable under a credit default swap, the Trust is exposed to the risk that deliverable securities will not be available in the market, or will be available only at unfavorable prices, as would be the case in a so-called “short squeeze.”  While the credit default swap market auction protocols reduce this risk, it is still possible that an auction will not be organized or will not be successful.  In certain instances of issuer defaults or restructurings (for those CDS for which restructuring is specified as a credit event), it has been unclear under the standard industry documentation for CDS whether or not a “credit event” triggering the seller’s payment obligation had occurred.  The creation of the CDS Determinations Committee in April 2009 was intended to reduce this uncertainty and create uniformity across the market, although it is possible that the efforts of the CDS Determinations Committee will not fully meet these goals.  In either of these cases, the Trust would not be able to realize the full value of the credit default swap upon a default by the reference entity.  As a seller of CDS, the Trust incurs leveraged exposure to the credit of the reference entity and is subject to many of the same risks it would incur if it were holding debt securities issued by the reference entity.  However, the Trust will not have any legal recourse against the reference entity and will not benefit from any collateral securing the reference entity’s debt obligations.  In addition, in the event the CDS Determinations Committee does not establish a cash settlement auction and identify the relevant deliverable securities, the credit default swap buyer will have broad discretion to select which of the reference entity’s debt obligations to deliver to the Trust following a credit event and will likely choose the obligations with the lowest market value in order to maximize the payment obligations of the Trust.  Given the recent sharp increases in volume of CDS trading in the market, settlement of CDS may also be delayed beyond the time frame originally anticipated by counterparties.  Such delays may adversely impact the Trust’s ability to otherwise productively deploy any capital that is committed with respect to such contracts.

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

Speculative Position Limits

The CFTC and the United States commodities exchanges impose limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on United States commodities exchanges.  Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts and options on futures contracts, swaps that are economically equivalent to futures or options on futures, and certain swaps that perform a significant price discovery function.  In response to this expansion of its authority, in 2013, the CFTC proposed (a) a series of new speculative position limits with respect to futures, options on futures and swaps on 28 so-called “exempt commodities” (which includes most energy and metals contracts) and agricultural commodities and (b) aggregation requirements with respect to positions across accounts with common ownership or control. The CFTC’s proposals are not yet finalized (or effective).  If the CFTC is successful in these proposals, the counterparties with which the Trust deals may further limit the size or duration of positions available to the Trust.  All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes. The Trust could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to the Trust.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  Dodd-Frank mandates that a substantial portion of OTC derivatives must be executed in regulated markets and be submitted for clearing to regulated clearinghouses.  The CFTC has now implemented mandatory clearing rules for 4 classes of interest rate swaps and 2 classes of index credit default swaps. The CFTC will also consider whether to propose mandatory clearing requirements for agricultural swaps, energy swaps, broad-based equity swaps, and foreign exchange non-deliverable forwards. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC or CFTC mandated margin requirements.  OTC derivatives dealers typically demand the unilateral ability to increase the Trust’s collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums.  The bank regulators and the CFTC have imposed margin requirements on non-cleared OTC derivatives and new requirements that apply to the holding of customer collateral by OTC derivatives dealers.  These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank. This has and will continue to increase the OTC derivative dealers’ costs, which costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trading pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

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

New Partnership Audit Rules

The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Trust.

Other Risks

Terrorist Attacks, Acts of War, Natural Disasters or an Epidemic or Pandemic May Affect the Markets for the Trust’s Investment

The effects of terrorist attacks, acts of war, natural disasters or an epidemic or pandemic may materially and adversely impact the value and performance of the Trust, the Trust’s ability to source, manage and divest investments at the most recent valuations and the Trust’s ability to achieve its investment objectives. For example, there has been a global outbreak of a coronavirus disease (“COVID-19”), which the World Health Organization has declared a “Public Health Emergency of International Concern.” The extent of the impact to the financial performance of the Trust will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the operations of the Trust may be significantly impacted, or even temporarily or permanently halted, as a result of the required office closures, government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including COVID-19’s potential adverse impact on the health of the managing operator’s personnel. If the financial performance of the Trust is impacted because of these things for an extended period, the Trust’s investment results may be materially adversely affected.

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

The Trust’s Service Providers Could Fail

The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcies, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures brokers as margin) was held by the futures brokers. The futures broker has been the subject of regulatory and private causes of action, as described under “The Futures Broker” section of the Private Placement Offering Memorandum.

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

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2019, there were 2,270 Unitholders and 95,005.038 Units of Beneficial Interest outstanding in Series A, 154 Unitholders and 13,005.349 Units of Beneficial Interest outstanding in Series B, 40 Unitholders and 3,366.350 Units of Beneficial Interest outstanding in Series D, and 268 Unitholders and 8,389.889 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Total Assets	$316,236	$345,838	$557,246	$774,793	$939,508
Total Unitholders’ Capital	309,507	333,892	545,823	740,734	928,081
Total Net Trading Gain (Loss) (includes brokerage commissions)	32,228	(33,681)	34,258	(82,812)	(18,089)
Net Income (Loss)	26,868	(42,882)	16,053	(111,115)	(64,565)

Net Income (Loss) Per Managing Operator and Other Unitholders’ Unit*
Series A	206.88	(241.12)	55.84	(356.40)	(238.56)
Series B	229.60	(268.63)	64.98	(377.21)	(206.02)
Series D**	7.56	(55.90)	38.87	-	-
Series W	296.97	(226.75)	147.87	(336.84)	(163.31)
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders’ Unit
Series A	184.67	(236.45)	65.85	(366.47)	(209.95)
Series B	215.16	(246.07)	85.28	(379.71)	(207.47)
Series D**	75.33	(85.71)	52.25	-	-
Series W	274.29	(216.72)	131.44	(351.30)	(171.60)
Weighted Average Number of Units Outstanding
Series A	101,873.281	136,862.599	190,971.399	244,644.947	214,825.352
Series B	13,936.620	20,850.911	30,486.440	40,919.198	45,553.446
Series D**	1,923.132	1,054.474	164.537	-	-
Series W	8,679.578	18,617.272	22,999.170	25,201.596	24,073.255

*	Based on weighted average number of units outstanding during the year.
**	Series D Units commenced trading on October 1, 2017.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	1st Qtr. 2019	2nd Qtr. 2019	3rd Qtr. 2019	4th Qtr. 2019
Total Net Trading Gain (Loss) (includes brokerage commissions)	$14,838	$20,125	$24,395	$(27,130)
Net Income (Loss)	13,898	18,976	22,754	(28,760)
Net Income (Loss) per Managing Operator and Other Unitholders’ Unit *
Series A	100.68	146.37	182.38	(235.82)
Series B	106.90	161.66	201.33	(258.23)
Series D	45.29	64.01	54.96	(87.20)
Series W	133.18	185.61	230.00	(262.10)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders’ Unit
Series A	100.41	145.76	178.01	(239.51)
Series B	113.23	162.02	198.18	(258.27)
Series D	44.07	62.47	62.39	(93.60)
Series W	131.35	184.62	224.89	(266.57)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,483.75	2,629.51	2,807.52	2,568.01
Series B	2,708.58	2,870.60	3,068.78	2,810.51
Series D	1,010.61	1,073.08	1,135.47	1,041.87
Series W	2,893.26	3,077.88	3,302.77	3,036.20

Weighted Average Number of Units Per Period
Series A	108,849.717	102,508.562	98,909.779	97,225.066
Series B	15,312.285	14,007.921	13,322.219	13,104.057
Series D	1,569.589	1,535.419	1,724.770	2,862.750
Series W	9,241.854	8,665.237	8,422.307	8,388.917

	1st Qtr. 2018	2nd Qtr. 2018	3rd Qtr. 2018	4th Qtr. 2018
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(17,465)	$(7,003)	$(1,532)	$(7,681)
Net Income (Loss)	(21,009)	(9,144)	(3,232)	(9,497)
Net Income (Loss) per Managing Operator and Other Unitholders’ Unit *
Series A	(103.07)	(48.51)	(19.89)	(63.13)
Series B	(112.70)	(51.01)	(27.76)	(69.40)
Series D	(53.66)	(11.52)	(5.09)	(14.62)
Series W	(103.67)	(40.67)	(5.64)	(78.04)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders’ Unit
Series A	(107.58)	(47.75)	(20.08)	(61.04)
Series B	(113.26)	(50.45)	(19.08)	(63.28)
Series D	(41.96)	(16.82)	(5.22)	(21.71)
Series W	(107.95)	(42.47)	(9.58)	(56.72)

Net Asset Value per Managing Operator and Other Unitholders’ Unit at the End of the Period
Series A	2,512.21	2,464.46	2,444.38	2,383.34
Series B	2,728.16	2,677.71	2,658.63	2,595.35
Series D	1,010.29	993.47	988.25	966.54
Series W	2,870.68	2,828.21	2,818.63	2,761.91

Weighted Average Number of Units Per Period
Series A	154,223.168	145,474.670	129,372.124	118,380.433
Series B	24,352.679	22,878.199	19,710.876	16,461.891
Series D	336.849	1,084.928	1,311.521	1,484.598
Series W	22,677.194	22,297.407	18,480.544	11,013.942

*	Based on weighted average number of units outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2019, the aggregate capitalization of the Trust was $309,506,621 with Series A, Series B, Series D and Series W comprising $243,974,281, $36,551,654, $3,507,300 and $25,473,386, respectively, of the total. The Net Asset Value per Unit was $2,568.01 for Series A, $2,810.51 for Series B, $1,041.87 for Series D and $3,036.20 for Series W.

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

Results of Operations

The returns for the years ended December 31, 2019, 2018 and 2017 for Series A were 7.75%, (9.03)% and 2.58%, Series B were 8.29%, (8.66)% and 3.09%, Series D (commenced trading on October 1, 2017) were 7.79%, (8.15)% and 5.23% and Series W were 9.93%, (7.28)% and 4.62%, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Trust accrued management fees in the amounts of $12,792,990, $16,863,539, and $24,073,819, respectively, and paid management fees in the amounts of $12,901,756, $17,499,643, and $24,786,294, respectively. During the years ended December 31, 2019, 2018 and 2017, the Trust accrued performance fees in the amounts of $21,165, $0, and $3,207, respectively, and paid performance fees in the amounts of $21,165, $3,207, and $0.

2019 (For the Year Ended December 31)

Of the 7.75% return for the year ended December 31, 2019 for Series A, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (5.62)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.

Of the 8.29% return for year ended December 31, 2019 for Series B, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (5.08)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 7.79% return for the year ended December 31, 2019 for Series D, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (5.58)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series D.

Of the 9.93% return for the year ended December 31, 2019 for Series W, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (3.44)% due to brokerage fees, management fees, offering costs and operating costs borne by Series W.

An analysis of the 10.78% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(8.12)%
Currencies	(3.76)%
Interest Rates	12.88%
Stock Indices	9.78%
10.78%

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

The Trust showed a profit in February with gains coming from commodity and stock index positions, while interest rate holdings produced some partially offsetting losses.  Foreign Exchange (FX) had little P&L impact on the Trust during the month.  Commodity trading generated profits for the Trust in February.  Short positioning across the grain subsector produced some of the best sector gains.  Wheat extended a sell-off to a ten-month low following a year-over-year improvement in winter crop conditions.  A long position on palladium led gains in the precious metals subsector.  Palladium rose to a record high amid tight supplies and steadily rising demand for the rare metal.  Some partially offsetting losses came from the industrial metal subsector.  Short positioning on copper and nickel suffered as prices rose, driven by signs of progress on US / Chinese trade talks and amid tight supplies.  Stock index positions produced additional gains.  Long positioning on European, US, and Asia-Pacific indices produced the best profits within the sector.  European stock indices benefitted from signs of progress for a successful Brexit (the UK divorce from the European Union) with the Euro Stoxx 50 and the French CAC 40 producing some of the greatest sector returns.  Asia-Pacific stocks rallied amid signs that a US / Chinese trade deal was also making positive progress.  President Trump delayed a March 1st tariff increase on China as he cited “significant progress” on the trade talks.  Some of the biggest gains within the region came from Australia and Hong Kong.  Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom (UK) gilt (10-year note) contributed the largest losses to the sector.  Signs of positive progress on Brexit and hawkish comments from the UK central bank head Mark Carney conspired to send gilt prices down sharply from near-term highs.  In the foreign exchange sector, gains in developed market currencies were almost equally offset by losses in the emerging market currencies, leading to negligible P&L for currencies overall.  Long US dollar positioning was profitable against developed market currencies but losses in the emerging markets, especially from the Brazilian real and the South African rand, mostly negated any FX sector gains.

The Trust showed a profit in March with gains coming from interest rate and stock index holdings.  Foreign exchange positions produced some partially offsetting losses while commodities had little impact on the Trust.  Interest rate positions in long- and short-dated instruments spearheaded Trust gains in March. More dovish than expected commentary from central bankers, growing global growth concerns, and persistently weak economic data ignited a sharp rally in bonds worldwide.  Long positioning on the UK gilt provided the biggest gain as investors sought safe havens amidst Brexit gridlock.  Net long positioning in US bonds generated additional gains after the FOMC scaled back projected interest-rate increases this year to zero and said they would end the drawdown of the central bank bond holdings in September.  One of the most discussed bond headlines this month was the inversion of the US yield curve (3-month bills and 10-year note) for the first time since the global financial crisis.  Long positioning on a variety of global stock indices also added to the positive monthly result.  Stock index returns ebbed and flowed on the various themes of stalling global economy growth, dovish central bank rhetoric, US-China trade talks, and Brexit.  Some of the best monthly stock index gains were found in Europe and the United States.  Foreign exchange positioning on developed FX markets drove the sector’s losses during the month.  The Trust started the month long the Canadian dollar (versus the USD) which ultimately weakened after a worse than expected Canadian GDP release.  Small gains in the emerging market currencies helped offset some of the losses.  Commodity holdings produced mixed results in March.  Long energy positions detracted as upside momentum in the complex stalled alongside a pause in global risk sentiment.  Precious metals also registered a negative contribution to the Trust, primarily from a long palladium position.  After hitting new all-time highs, palladium prices plummeted in the waning days of the month as slowing global economic growth sparked demand worries.  Short grains holdings provided offsetting gains as the complex sold-off into month-end following a bearish USDA grain report.

The Trust showed a profit in April, with gains coming from stock index and commodity positions, while interest rate and foreign exchange holdings produced some partially offsetting losses during the month. Stock index positions produced the best Trust gains.  Long positioning on European and Asia-Pacific indexes generated the largest profits within the sector.  Global stock indexes generally produced strong gains during April.  Those gains were driven by dovish statements from several major central banks, signs of improving economic growth from China, some better-than-expected economic releases from the United States, and amid mostly robust Q1 corporate earnings reports. Commodity trading also generated profits for the Trust in April.  Short positioning across the grain subsector produced some of the best sector gains driven by a stronger US dollar and ample global supply expectations.  Soybeans traded to a 6-month low while wheat fell to a 6-week low during the month.  Long positioning on the energy subsector also added to gains.  The subsector benefited from a combination of broad demand for global risk assets and increasing concerns over an undersupplied market.  Some partially offsetting losses came from the industrial metals subsector.  Long positioning in zinc and copper led losses as the complex suffered its biggest monthly decline on a year-to-date basis.  Base metals faced headwinds from a stronger US dollar and climbing inventory stockpiles. Interest rate positions from both long-dated and short-dated instruments provided some partially offsetting losses during the month.  Long positioning on the United Kingdom gilt (10-year note) and short sterling (90-day bill) contributed the largest losses to the sector.  A 6-month Brexit extension sent UK fixed income prices lower as traders liquidated safe-haven positions as the threat of a “hard” UK separation from the European Union (EU) diminished. In the foreign exchange sector, losses were generated in the emerging market (EM) currencies.  The trading strategy failed to successfully navigate some choppy price action in the South African rand (against the US dollar) which contributed more than half of the monthly losses within the EM FX sector.

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

The Trust showed a profit in July with interest rate positions from long-dated instruments providing the best gains during the month. Long positioning, especially in Europe and Australia, benefited from mounting global growth concerns, escalating fears over a “hard” UK Brexit from the EU, and ongoing uncertainty over the US/Chinese trade war. This confluence of headwinds worked to keep major global central banks in accommodation mode which has been supportive of most global bond markets (higher prices and lower interest rates). Most notably, the US FOMC cut interest rates on the last day of the month and the European Central Bank has given clear indications that it expects to provide new stimulus in September. In the foreign exchange sector, gains were generated in the developed market currencies. Short positions on the euro, Swedish krona, British pound, and Norwegian krone (all long against the US dollar) provided some of the best profits. US economic data has proven to be more resilient than many other regions of the globe to the benefit of the dollar. Concerns over a “hard” Brexit in the UK increased after hardliner Boris Johnson was elected as Prime Minister. The pound was the worst performing G10 currency (against the US dollar) during the month. Stock index positions produced additional Trust profits. Long positions in the United Kingdom and Australia were two of the most profitable positions in the sector during July. Stocks in both export-heavy countries rallied strongly as falling currency values in their respective countries fueled gains in companies linked to export activity. Commodity trading also provided some gains for the Trust in July. Short positioning on the grains and softs sub-sectors benefitted from the stronger US dollar and some improving growing conditions. Long positioning on gold and silver profited from flight-to-safety flows amid heightened global uncertainty. Some partially offsetting losses were experience in the industrial metals sub-sector as choppy price action during the month proved challenging.

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

Losses in October were from foreign exchange, interest rate, commodity, and stock index positions as the Trust’s foreign exchange holdings contributed the largest declines during the month. Losses were dominated by short positions in the developed market currencies (versus long the USD), specifically in the British pound, and Australian and New Zealand dollars. The US dollar was broadly weaker during the month amid a US interest rate cut and as risk-on flows were fueled by improving sentiment around both US-China trade relations and the Brexit outlook.  The British pound rallied throughout the month on back of Brexit-related enthusiasm.  The Australian and New Zealand dollars benefited from the generally positive progress on US-China trade negotiations. Interest rate positions from both short-dated and long-dated instruments contributed additional losses.  Long positioning in Japan, Australia, and Europe all suffered amid improving risk sentiment driven by signs that the US and China were making concrete advancements with “Phase One” of the trade deal.  Progress towards an orderly United Kingdom exit from the European Union also helped drive investors out of fixed income and into riskier assets which hurt the Trust’s rate positioning. Commodity trading also produced losses for the Trust during October.  The energy sub-sector was the main detractor as a short position on natural gas suffered amid cooler than expected temperatures in the US, which sent prices sharply higher. In addition, choppy price action within the petroleum complex proved challenging for our trading systems to profitably navigate.  Some partially offsetting gains were achieved in the precious metals, meats, and grains sub-sectors. Global stock index trading was also a drag on the Trust during the month.  Short-term strategies experienced losses in the United Kingdom’s FTSE 100 index as they were whipsawed by a sharp sell-off early in October, followed by a recovery later in the month.  Some partially offsetting gains were seen from long positioning on US and Japanese stock indices which rose driven by the risk-on tailwinds and better than expected earnings reports seen during the month.  Losses in the UK overwhelmed any gains experienced in other regions of the world.

The Trust had a gain in November led by stock index, foreign exchange, and interest rate positions while commodity holdings created some partially offsetting losses for the portfolio. Global stock index trading produced some of the best gains for the Trust during the month.  Long positioning across most global stock indexes proved profitable as equities generally moved higher. Investors were driven to deploy sidelined cash amid positive US-China “phase one” trade deal expectations, traction from the global monetary policy pivot, Fed and ECB balance sheet expansion, and some signs of global growth stabilization. In the foreign exchange sector, gains were generated in the developed market and emerging market currencies.  A short position on the Australian dollar drove gains in the developed FX subsector as that currency sold-off amid weaker than expected employment data and expectations for easier monetary policy in the foreseeable future.  A short position on the Chilean peso proved profitable in the emerging market subsector.  What started as a “national strike” in Chile’s capital city quickly developed into rioting and significant social unrest across the country, causing a sharp sell-off in their local currency.  Interest rate positions contributed to profits with gains in long-dated bonds overwhelming losses in short-dated notes.  The UK parliament voted in favor of a December general election which calmed Brexit jitters and prompted UK 10-year bonds to sell off, creating profits for our short positioning.  Partially offsetting losses came from long US 2-year Treasury note holdings which slumped on the back of improving trade talks.  Commodity holdings contributed the largest declines to the Trust during the month.  Losses were dominated by the energy and industrial metal sub-sectors.  Choppy price action within the petroleum complex proved challenging for our trading systems to profitably navigate.  The industrial metal sub-sector detracted as long nickel and zinc positions suffered losses.  Nickel trended lower throughout the month as concerns over tight supply eased, while zinc fell on increasingly bearish fundamentals.

The Trust generated losses in December with its interest rate, foreign exchange, and commodity positions, while stock index holdings created some partially offsetting gains for the Trust. The interest rate sector generated some of the largest monthly losses.  Long positioning on both long-dated and short-dated instruments suffered as prices fell (yields rose) as safe-haven assets were sold due to a resurgent risk-on environment driven by positive progress on a US-China trade agreement.  A long position on the Australian 10-year note generated the largest losses within the sector as that instrument sold-off throughout the month. Foreign exchange trading was also a major detractor to the Trust during December.  Short positions on the Norwegian krone and Australian dollar (both versus long US dollar) suffered amid an improvement in risk-on sentiment.  A cooling of trade tensions between the US and China helped to fuel monthly gains for both of these so-called “commodity currencies” which hurt the Trust’s short positioning.  Some partially offsetting gains were found in the emerging FX sub-sector.  A long position on the Brazilian real (versus short US dollar) benefitted from the same risk-on dynamic. Commodity holdings contributed small additional losses during the month.  Short positioning on the grain markets, most notably a short on soybeans, were hurt by progress on a new US-Chinese trade accord where China agreed to purchase large quantities of US crops which sent prices higher.  Mostly offsetting gains were generated by the energy sub-sector.  Long positioning on Brent and crude produced some of the best profits as those products benefitted from lower inventory levels, some rising geopolitical risks, and a weaker US dollar. Global stock index trading produced the only gains for the Trust during December.  Long positioning across most global stock indexes proved profitable as equities generally moved higher during the month.  Diminished trade tensions, supportive central bank policies, and dampened risk related to Brexit all provided a tailwind for stocks to close out the decade.

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

An analysis of the (5.87)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.00)%
Currencies	3.47%
Interest Rates	1.79%
Stock Indices	(9.13)%
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

Stock index holdings generated steep losses for the Trust during October as long positioning on a variety of global indices suffered as most world stocks sold-off sharply.  A myriad of negative headwinds for global equities contributed to the sudden risk-off tone including peak earnings concerns, tighter financial conditions, trade-war fears, decelerating Chinese economic growth, the strong US dollar, waning benefits from US tax reform, geopolitical tensions on several fronts, a slowdown in corporate buyback activity ahead of Q3 earnings reports, and a weakening US housing market. Commodity holdings caused additional losses for the Trust during October.  The energy and softs sub-sectors produced the worst results.  Long positioning on the petroleum complex sold-off in sympathy with global stocks.  In the softs, a short position on coffee produced losses as that commodity rose about 10% during the month, fueled by Brazilian real strength that triggered a bout of short covering.  The grains sub-sector provided some offsetting gains as short holdings profited as the complex traded lower during the month amid the stronger US dollar. Foreign exchange positioning, in both developed and emerging markets, generated some partially offsetting gains in October.  Long positioning on the US dollar, the highest yielding G10 currency, profited as key European currencies stumbled following renewed BREXIT-related concerns and some disappointing economic data in the region.  In the G10 basket of currencies, only the Japanese yen outperformed the US dollar as safe-haven buying benefitted the yen over the dollar. Interest rate positions from long German and Japanese markets created additional partially offsetting gains.  Safe-haven demand pushed fixed income prices up (yields fell) which boosted the Trust’s long holdings, leading to a positive sector outcome during October.

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

An analysis of the 6.70% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(5.04)%
Currencies	(5.05)%
Interest Rates	(4.29)%
Stock Indices	21.08%
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

 The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2019, 2018 and 2017 and the trading gains/losses by market category for the years then ended.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.12)%
Currencies	0.60%	(3.76)%
Interest Rates	0.61%	12.88
Stock Indices	0.71%	9.78%
Aggregate/Total	1.19%	10.78%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2019.

Of the 7.75% return for the year ended December 31, 2019 for Series A, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (5.62)% due to brokerage fees, management fees, offering costs and operating costs borne by Series A.

Of the 8.29% return for year ended December 31, 2019 for Series B, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (5.08)% due to brokerage fees, management fees and operating costs borne by Series B.

Of the 7.79% return for the year ended December 31, 2019 for Series D, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (5.58)% due to brokerage fees, management fees, performance fees, offering costs and operating costs borne by Series D.

Of the 9.93% return for the year ended December 31, 2019 for Series W, approximately 10.78% was due to trading gains (before commissions) and approximately 2.59% due to investment income, offset by approximately (3.44)% due to brokerage fees, management fees, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2019 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2019.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 54 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Trust’s internal control over financial reporting was effective.

Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and, since November 2012, has served as the Chief Executive Officer of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser.  Mr. Andrews is a member of the Board of Directors of various organizations, including Campbell & Company, LLC, the general partner of Campbell & Company; Campbell Core Offshore Limited and Campbell Advantage Offshore Limited, each an international business company incorporated in the Cayman Islands; The Campbell Offshore Fund Limited SPC (formerly known as The Campbell Global Assets Fund Limited SPC), a segregated portfolio company incorporated in the Cayman Islands; Campbell Managed Futures Offshore Fund – CAD, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Offshore Fund Limited, an exempted company incorporated in the Cayman Islands; Campbell Equity Alpha Master Fund LP, an exempted limited partnership registered in the Cayman Islands; and Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member.  Since August 2017, Mr. Andrews has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, the Campbell Equity Alpha Cayman, LP, an exempted limited partnership registered in the Cayman Islands, and the Campbell Equity Alpha Master Fund LP.  Since November 2014, Mr. Andrews has also served as an officer of Campbell & Company, LLC. Since August 2018 Mr. Andrews has served on the firm’s Executive Committee.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee. Mr. Andrews served as Co-Director of Research from November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President, Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. Mr. Andrews has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC from March 2010 to June 2012. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively and registered as an NFA Associate Member and an Associated Person of Campbell & Company effective April 10, 2013 and April 11, 2013, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Since August 2018 Mr. Campbell has served on the firm’s Executive Committee.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator since June 30, 1982 and a NFA Associate Member since July 1, 1984.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously referenced commodity pool operator registration, Mr. Campbell became listed as a Principal effective March 10, 1975 and became registered as an Associated Person and a Swap Associated Person on February 28, 2013 and March 1, 2013, respectively.

Dr. Kevin Cole, born in 1972, joined Campbell & Company in October 2003 and has served as Chief Investment Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017. Since December 2019, Dr. Cole has served as both a director and an officer of Campbell & Company, LLC, the general partner of Campbell & Company. Since August 2018, Mr. Cole has served on the firm’s Executive Committee.  In February 2017, Dr. Cole was appointed to serve Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, as an executive officer.  Since he joined the firm Dr. Cole has had a significant role in the ongoing research and development of Campbell & Company’s trading systems. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017, Director, Investment Strategies from October 2013 to December 2015, Research Manager from October 2006 to September 2013 and Senior Researcher from October 2003 to September 2006.  He was appointed to the firm’s Investment Committee in January 2016.  As Chief Research Officer, Dr. Cole is responsible for the management of the research and investment process at the firm.  Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley.  Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 and, since December 2018, has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, Mr. Lloyd is currently involved in all aspects of legal affairs, compliance and regulatory oversight. Since joining the firm, Mr. Lloyd has also served as an officer of Campbell & Company and its affiliates in multiple capacities, including: Co-General Counsel; Chief Compliance Officer; President; Vice President; Secretary; and Assistant Treasurer.  Since joining the firm, Mr. Lloyd has also served as an officer and/or a member of the Board of Directors of entities affiliated with Campbell & Company, including: Campbell & Company Investment Adviser LLC; Campbell Financial Services, LLC, a wholly-owned subsidiary of Campbell & Company, an SEC-registered broker-dealer, and a FINRA member; Campbell & Company, LLC, the general partner of Campbell & Company; Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, both exempted limited partnerships registered in the Cayman Islands; and Campbell Core Offshore Limited, Campbell Advantage Offshore Limited, and the Campbell Managed Futures Offshore Fund – CAD, each an international business company incorporated in the Cayman Islands.  From July 1999 to September 2005, Mr. Lloyd was employed by DBSI, a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd initially became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010.

Gabriel Morris, CFA, Chief Operating Officer, born in 1977, joined Campbell & Company in October 2006 and since July 2019 has served as Chief Operating Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC- registered investment adviser.  In this capacity, Mr. Morris is responsible for overseeing middle office, back office, human resources and corporate finance functions.  Since joining the firm, Mr. Morris has also served as an officer and/or a member of the Board of Directors of entities affiliated with Campbell & Company, including: Campbell & Company Investment Adviser LLC; Campbell Financial Services, LLC, a wholly-owned subsidiary of Campbell & Company, an SEC-registered broker-dealer, and a FINRA member; Campbell & Company, LLC, the general partner of Campbell & Company; Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, both exempted limited partnerships registered in the Cayman Islands; and Campbell Core Offshore Limited, Campbell Advantage Offshore Limited, and the Campbell Managed Futures Offshore Fund – CAD, each an  international business company incorporated in the Cayman Islands.  Mr. Morris has also served as Managing Director, Operations & Finance from August 2018 to June 2019, Director of Market Data from March 2017 to July 2018, and Director of Investment Operations from September 2013 to March 2017.  Mr. Morris also held the positions of Director of Performance Reporting, Performance Reporting Analyst, Assistant Manager of Fund Administration and Fund Administration Associate.  Prior to his employment at Campbell & Company, Mr. Morris was employed by Johns Hopkins University from October 2003 to October 2006.  Mr. Morris holds a M.S. in Technology Management from Columbia University and a B.S. in Business & Management from Johns Hopkins University. Mr. Morris is a CFA charterholder and holds Series 3, 7 and 27 licenses.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the “audit committee expert’ because no member of the Audit Committee (“Committee”) individually meets all five qualifications in the SEC definition of an “audit committee financial expert”; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Operating Officer, Director of Fund Accounting, Accounting Managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2019, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2019, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2019 and 2018 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2019 and 2018 were $224,250 and $224,250, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on Page 54 hereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2019 and 2018, (ii) Statements of Financial Condition as of December 31, 2019 and 2018, (iii) Statements of Operations For the Years Ended December 31, 2019, 2018 and 2017, (iv) Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2019, 2018 and 2017, (vi) Financial Highlights For the Years Ended December 31, 2019, 2018 and 2017, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2019 and 2018, (ii) Statements of Financial Condition as of December 31, 2019 and 2018, (iii) Statements of Operations For the Years Ended December 31, 2019, 2018 and 2017, (iv) Statements of Cash Flows For the Years Ended December 31, 2019, 2018 and 2017, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2019, 2018 and 2017, (vi) Financial Highlights For the Years Ended December 31, 2019, 2018 and 2017, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2020.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 27, 2020.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ Gabriel A. Morris	Chief Operating Officer
Gabriel A. Morris

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2019

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition  of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2019 and 2018, the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 27, 2020

We have served as the Trust’s auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,837,798	5.12%
	Credit Cards	2,675,309	0.86%
	Equipment Loans	618,295	0.20%
	Utilities	544,640	0.18%
	Total Asset Backed Securities (cost $19,601,083)	19,676,042	6.36%

	Bank Deposits
	Singapore
	Financials (cost $2,837,086)	2,837,107	0.92%
	United States
	Financials (cost $2,392,198)	2,393,483	0.77%
	Total Bank Deposits (cost $5,229,284)	5,230,590	1.69%

	Commercial Paper
	Australia
	Financials (cost $2,486,462)	2,485,923	0.80%
	Canada
	Financials (cost $999,632)	999,620	0.32%
	Sweden
	Financials (cost $2,990,273)	2,990,613	0.97%
	Switzerland
	Financials (cost $4,296,981)	4,297,185	1.39%
	United States
	Communications	2,995,139	0.97%
	Consumer Discretionary	26,514,040	8.57%
	Consumer Staples	4,537,769	1.47%
	Financials	23,493,503	7.59%
	Industrials	1,997,585	0.64%
	Utilities	24,091,267	7.78%
	Total United States (cost $83,630,421)	83,629,303	27.02%
	Total Commercial Paper (cost $94,403,769)	94,402,644	30.50%

	Corporate Bonds
	Canada
	Financials	5,910,253	1.91%
	Industrials	1,595,400	0.52%
	Total Canada (cost $7,494,451)	7,505,653	2.43%
	Germany
	Consumer Discretionary (cost $5,147,253)	5,166,625	1.67%
	Japan
	Financials (cost $2,020,000)	2,020,373	0.65%
	United Kingdom
	Energy	2,120,364	0.69%
	Financials	3,873,831	1.25%
	Total United Kingdom (cost $5,979,474)	5,994,195	1.94%
	United States
	Communications	3,078,403	0.99%
	Consumer Discretionary	14,140,035	4.57%
	Consumer Staples	3,547,193	1.14%
	Energy	6,047,117	1.95%
	Financials	23,371,727	7.55%
	Industrials	5,427,486	1.75%
	Materials	884,220	0.29%
	Technology	5,066,126	1.64%
	Utilities	2,348,096	0.76%
	Total United States (cost $63,778,285)	63,910,403	20.64%
	Total Corporate Bonds (cost $84,419,463)	84,597,249	27.33%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,160,000	U.S. Treasury Bills Due 01/02/2020*	4,160,000	1.35%
$4,500,000	U.S. Treasury Bills Due 01/16/2020*	4,497,563	1.45%
$27,690,000	U.S. Treasury Bills Due 02/13/2020*	27,642,108	8.93%
$17,392,500	U.S. Treasury Bills Due 03/12/2020*	17,341,856	5.60%
	Total Government And Agency Obligations (cost $53,635,500)	53,641,527	17.33%
	Total Fixed Income Securities ** (cost $257,289,099)	$257,548,052	83.21%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,780)	$4,780	0.00%
Total Short Term Investments (cost $4,780)	$4,780	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$111,797	0.04%
Energy	897,502	0.29%
Metals	2,205,166	0.71%
Stock indices	91,738	0.03%
Short-term interest rates	(765,294)	(0.25)%
Long-term interest rates	(4,935,840)	(1.59)%
Net unrealized gain (loss) on long futures contracts	(2,394,931)	(0.77)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(2,850,079)	(0.92)%
Energy	588,691	0.19%
Metals	(4,618,405)	(1.49)%
Stock indices	79,410	0.03%
Short-term interest rates	(412)	0.00%
Long-term interest rates	1,055,789	0.34%
Net unrealized gain (loss) on short futures contracts	(5,745,006)	(1.85)%
Net unrealized gain (loss) on open futures contracts	$(8,139,937)	(2.62)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$22,090,636	7.14%
Various short forward currency contracts	(24,754,313)	(8.00)%
Net unrealized gain (loss) on open forward currency contracts	$(2,663,677)	(0.86)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $53,641,527 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2018

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,868)	$2,868	0.00%
Total Short Term Investments (cost $2,868)	$2,868	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$245,490	0.07%
Energy	(1,580,415)	(0.47)%
Metals	(3,242,497)	(0.97)%
Stock indices	(177,210)	(0.05)%
Short-term interest rates	1,926,368	0.57%
Long-term interest rates	2,133,111	0.64%
Net unrealized gain (loss) on long futures contracts	(695,153)	(0.21)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	3,069,621	0.92%
Energy	906,219	0.27%
Metals	4,581,047	1.37%
Stock indices	49,319	0.01%
Short-term interest rates	(10,448)	0.00%
Long-term interest rates	(2,215,414)	(0.66)%
Net unrealized gain (loss) on short futures contracts	6,380,344	1.91%
Net unrealized gain (loss) on open futures contracts	$5,685,191	1.70%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$6,864,179	2.06%
Various short forward currency contracts	1,503,207	0.45%
Net unrealized gain (loss) on open forward currency contracts	$8,367,386	2.51%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $51,073,206 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2019 AND  2018

	2019	2018

ASSETS
Equity in futures brokers trading accounts
Cash	$15,751,729	$29,264,709
Restricted cash	4,648,990	0
Fixed income securities (cost $53,635,500 and $51,077,094, respectively)	53,641,527	51,073,206
Net unrealized gain (loss) on open futures contracts	(8,139,937)	5,685,191
Total equity in futures brokers trading accounts	65,902,309	86,023,106

Cash and cash equivalents	15,970,752	22,653,467
Restricted cash at interbank market maker	29,815,239	15,828,352
Short term investments (cost $4,780 and $2,868, respectively)	4,780	2,868
Fixed income securities (cost $203,653,599 and $212,532,087, respectively)	203,906,525	212,096,650
Net unrealized gain on open forward currency contracts	0	8,367,386
Interest receivable	635,953	865,914
Total assets	$316,235,558	$345,837,743

LIABILITIES
Accounts payable	$327,900	$315,936
Management fee payable	995,719	1,104,485
Net unrealized loss on open forward currency contracts	2,663,677	0
Accrued commissions and other trading fees on open contracts	183,841	65,526
Offering costs payable	114,869	126,325
Redemptions payable	2,442,931	10,333,537
Total liabilities	6,728,937	11,945,809

UNITHOLDERS’ CAPITAL (Net Asset Value)
Series A Units - Redeemable
Other Unitholders - 95,005.038 and 111,488.756 units outstanding at December 31, 2019 and December 31, 2018	243,974,281	265,715,642
Series B Units – Redeemable
Other Unitholders - 13,005.349 and 15,779.825 units outstanding at December 31, 2019 and December 31, 2018	36,551,654	40,954,227
Series D Units – Redeemable
Other Unitholders - 3,366.350 and 1,569.589 units outstanding at December 31, 2019 and December 31, 2018	3,507,300	1,517,078
Series W Units – Redeemable
Other Unitholders - 8,389.889 and 9,306.953 units outstanding at December 31, 2019 and December 31, 2018	25,473,386	25,704,987
Total unitholders’ capital (Net Asset Value)	309,506,621	333,891,934
Total liabilities and unitholders’ capital (Net Asset Value)	$316,235,558	$345,837,743

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$59,284,141	$(41,063,148)	$66,030,994
Change in unrealized	(13,825,128)	(3,309,269)	5,322,374
Brokerage commissions	(2,033,950)	(1,883,439)	(2,870,975)
Net gain (loss) from futures trading	43,425,063	(46,255,856)	68,482,393

Forward currency trading gains (losses)
Realized	98,082	7,468,040	(31,295,280)
Change in unrealized	(11,031,063)	5,265,522	(2,785,471)
Brokerage commissions	(264,320)	(158,621)	(143,438)
Net gain (loss) from forward currency trading	(11,197,301)	12,574,941	(34,224,189)
Total net trading gain (loss)	32,227,762	(33,680,915)	34,258,204

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	7,783,398	9,144,196	7,357,870
Realized gain (loss) on fixed income securities	17,516	(68,489)	28,191
Change in unrealized gain (loss) on fixed income securities	698,278	(329,773)	(176,663)
Total investment income	8,499,192	8,745,934	7,209,398

Expenses
Management fee	12,792,990	16,863,539	24,073,819
Service fee	0	0	25,238
Performance fee	21,165	0	3,207
Operating expenses	1,045,001	1,083,249	1,312,796
Total expenses	13,859,156	17,946,788	25,415,060
Net investment income (loss)	(5,359,964)	(9,200,854)	(18,205,662)
NET INCOME (LOSS)	$26,867,798	$(42,881,769)	$16,052,542

NET INCOME (LOSS) PER OTHER
UNITHOLDERS’ UNIT (1)
(based on weighted average number of units outstanding during the year)
Series A	$206.88	$(241.12)	$55.84
Series B	$229.60	$(268.63)	$64.98
Series D	$7.56	$(55.90)	$38.87
Series W	$296.97	$(226.75)	$147.87

INCREASE (DECREASE) IN NET ASSET VALUE
PER OTHER UNITHOLDERS’ UNIT (1)
Series A	$184.67	$(236.45)	$65.85
Series B	$215.16	$(246.07)	$85.28
Series D	$75.33	$(85.71)	$52.25
Series W	$274.29	$(216.72)	$131.44

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING DURING THE YEAR (1)
Series A	101,873.281	136,862.599	190,971.399
Series B	13,936.620	20,850.911	30,486.440
Series D	1,923.132	1,054.474	164.537
Series W	8,679.578	18,617.272	22,999.170

(1)	Series D Units commenced trading on October 1, 2017

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
Cash flows from (for) operating activities
Net income (loss)	$26,867,798	$(42,881,769)	$16,052,542
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	24,157,913	(1,626,480)	(2,360,240)
(Increase) decrease in interest receivable	229,961	85,383	246,139
Increase (decrease) in accounts payable and accrued expenses	21,513	(667,896)	(799,541)
Purchases of investments	(3,432,774,078)	(4,845,927,971)	(7,174,807,190)
Sales/maturities of investments	3,439,092,248	5,076,894,272	7,396,586,326
Net cash from (for) operating activities	57,595,355	185,875,539	234,918,036

Cash flows from (for) financing activities
Addition of units	17,036,486	24,249,599	24,768,797
Redemption of units	(74,709,778)	(190,372,928)	(254,787,739)
Offering costs paid	(1,481,881)	(1,685,691)	(2,830,682)
Net cash from (for) financing activities	(59,155,173)	(167,809,020)	(232,849,624)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,559,818)	18,066,519	2,068,412

Cash, cash equivalents and restricted cash at beginning of year	67,746,528	49,680,009	47,611,597
Cash, cash equivalents and restricted cash at end of year	$66,186,710	$67,746,528	$49,680,009

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2019	2018	2017
Cash, cash equivalents and restricted cash at end of year consists of:
Cash in futures brokers trading accounts	$15,751,729	$29,264,709	$46,914,581
Restricted cash in futures brokers trading accounts	4,648,990	0	936,583
Cash and cash equivalents	15,970,752	22,653,467	1,828,845
Restricted cash at interbank market maker	29,815,239	15,828,352	0
Total cash, cash equivalents and restricted cash at end of year	$66,186,710	$67,746,528	$49,680,009

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2016	224,143.366	$572,449,293	36,691.856	$101,127,802
Net income (loss)		10,664,096		1,981,153
Additions	5,671.031	14,279,057	14.356	40,002
Redemptions	(74,158.124)	(187,180,241)	(12,096.895)	(33,223,597)
Offering costs		(2,425,772)		0
Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360

Net income (loss)		(33,000,037)		(5,601,242)
Additions	6,664.265	16,077,415	0.000	0
Redemptions	(50,831.782)	(123,807,843)	(8,829.492)	(23,369,891)
Offering costs		(1,340,326)		0
Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227

Net income (loss)		21,075,846		3,199,864
Additions	5,196.680	13,815,772	29.109	78,844
Redemptions	(21,680.398)	(55,305,132)	(2,803.585)	(7,681,281)
Offering costs		(1,327,847)		0
Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654

Net Asset Value per Other Unitholders’ Unit - Series A

December 31, 2019	December 31, 2018	December 31, 2017
$2,568.01	$2,383.34	$2,619.79

Net Asset Value per Other Unitholders’ Unit - Series B

December 31, 2019	December 31, 2018	December 31, 2017
$2,810.51	$2,595.35	$2,841.42

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Series D - Other Unitholders(1)		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2016	0.000	$0	23,481.665	$66,856,645	$740,433,740
Net income (loss)		6,394		3,400,899	16,052,542
Additions	259.610	267,000	3,627.522	10,232,738	24,818,797
Redemptions	0.000	0	(4,334.223)	(12,323,261)	(232,727,099)
Offering costs		(219)		(328,834)	(2,754,825)
Balances at December 31, 2017	259.610	$273,175	22,774.964	$67,838,187	$545,823,155

Net income (loss)		(58,946)		(4,221,544)	(42,881,769)
Additions	1,361.229	1,357,448	2,393.603	6,764,736	24,199,599
Redemptions	(51.250)	(49,436)	(15,861.614)	(44,411,881)	(191,639,051)
Offering costs		(5,163)		(264,511)	(1,610,000)
Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934

Net income (loss)		14,533		2,577,555	26,867,798
Additions	1,848.016	2,039,148	353.915	1,102,722	17,036,486
Redemptions	(51.255)	(53,221)	(1,270.979)	(3,779,538)	(66,819,172)
Offering costs		(10,238)		(132,340)	(1,470,425)
Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621

Net Asset Value per Other Unitholders’ Unit - Series D(1)

December 31, 2019	December 31, 2018	December 31, 2017
$1,041.87	$966.54	$1,052.25

Net Asset Value per Other Unitholders’ Unit - Series W

December 31, 2019	December 31, 2018	December 31, 2017
$3,036.20	$2,761.91	$2,978.63

(1)	Series D Units commenced trading on October 1, 2017

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series A
	2019	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,383.34	$2,619.79	$2,553.94

Income (loss) from operations:
Total net trading gains (losses) (1)	243.73	(169.98)	156.57
Net investment income (loss) (1)	(46.03)	(56.68)	(78.02)
Total net income (loss) from operations	197.70	(226.66)	78.55
Offering costs (1)	(13.03)	(9.79)	(12.70)
Net asset value per unit at end of year	$2,568.01	$2,383.34	$2,619.79
Total Return	7.75%	(9.03)%	2.58%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.38%	4.29%	4.27%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.38%	4.29%	4.27%
Net investment income (loss) (2)	(1.79)%	(2.32)%	(3.12)%

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

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series B
	2019	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,595.35	$2,841.42	$2,756.14

Income (loss) from operations:
Total net trading gains (losses) (1)	265.18	(184.39)	169.72
Net investment income (loss) (1)	(50.02)	(61.68)	(84.44)
Total net income (loss) from operations	215.16	(246.07)	85.28
Net asset value per unit at end of year	$2,810.51	$2,595.35	$2,841.42
Total Return	8.29%	(8.66)%	3.09%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.38%	4.29%	4.28%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.38%	4.29%	4.28%
Net investment income (loss) (2)	(1.79)%	(2.33)%	(3.12)%

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

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2019, 2018 and for the period October 1, 2017 (commencement of trading) to December 31, 2017. This information has been derived from information presented in the financial statements.

	Series D(1)
	2019	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$966.54	$1,052.25	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (2)	98.30	(72.14)	77.90
Net investment income (loss) (2)	(17.65)	(8.67)	(24.32)
Total net income (loss) from operations	80.65	(80.81)	53.58
Offering costs (2)	(5.32)	(4.90)	(1.33)
Net asset value per unit at end of period	$1,041.87	$966.54	$1,052.25
Total Return	7.79%	(8.15)%	5.23%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(4)	2.93%	2.89%	2.65%
Performance fee	0.99%	0.00%	1.63%
Total expenses	3.92%	2.89%	4.28%
Net investment income (loss) (3)(4)	(0.60)%	(0.85)%	(1.62)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2019, 2018 and 2017. This information has been derived from information presented in the financial statements.

	Series W
	2019	2018	2017
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,761.91	$2,978.63	$2,847.19

Income (loss) from operations:
Total net trading gains (losses) (1)	282.59	(194.56)	177.38
Net investment income (loss) (1)	6.95	(7.95)	(31.64)
Total net income (loss) from operations	289.54	(202.51)	145.74
Offering costs (1)	(15.25)	(14.21)	(14.30)
Net asset value per unit at end of year	$3,036.20	$2,761.91	$2,978.63
Total Return	9.93%	(7.28)%	4.62%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.34%	2.32%	2.25%
Performance fee	0.00%	0.00%	0.00%
Total expenses	2.34%	2.32%	2.25%
Net investment income (loss) (2)	0.23%	(0.29)%	(1.11)%

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

(2)	Excludes performance fee.

See Accompanying Notes to Financial Statements.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Realized gains or losses on spot trades associated with forward currency contract trading are included in realized gains or losses from forward currency trading. Net unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2019 and December 31, 2018, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018.

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,780	$0	$0	$4,780
Fixed income securities	0	257,548,052	0	257,548,052

Other Financial Instruments
Exchange-traded futures contracts	(8,139,937)	0	0	(8,139,937)
Forward currency contracts	0	(2,663,677)	0	(2,663,677)
Total	$(8,135,157)	$254,884,375	$0	$246,749,218

	Fair Value at December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,868	$0	$0	$2,868
Fixed income securities	0	263,169,856	0	263,169,856

Other Financial Instruments
Exchange-traded futures contracts	5,685,191	0	0	5,685,191
Forward currency contracts	0	8,367,386	0	8,367,386
Total	$5,688,059	$271,537,242	$0	$277,225,301

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2016 through 2019 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2019 and 2018, the amount of unreimbursed offering costs incurred by Campbell & Company is $245,152 and $116,422 for Series A units, $78,736 and $53,235 for Series D units and $240,264 and $215,298 for Series W units, respectively.

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

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

K. Reclassifications

Certain 2017 amounts in the Statements of Cash Flows were reclassified to conform with the adoption of ASU 2016-18 in the 2018 presentation. Specifically, restricted cash is no longer included as a cash flow from (for) operating activities; and a reconciliation of cash, cash equivalents and restricted cash to amounts on the Statements of Financial Condition is presented on a gross basis.

Certain 2018 and 2017 amounts in the Notes to the Financial Statements were reclassified to conform with the 2019 presentation. Specifically, trading gains and losses in Note 8 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

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

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”). The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2019. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2019 and 2018, Campbell & Company received redemption fees of $36 and $896, respectively.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2019 and 2018 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$193,039	$(2,931,321)	$(2,738,282)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,761,936	(275,743)	1,486,193
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,593,742	(8,006,981)	(2,413,239)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,340,862	(1,169,714)	171,148
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	314,422	(1,080,128)	(765,706)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,421,030	(5,301,081)	(3,880,051)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	23,303,459	(25,967,136)	(2,663,677)
Totals		$33,928,490	$(44,732,104)	$(10,803,614)

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2018 Fair Value	Liability Derivatives at December 31, 2018 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,387,407	$(72,296)	$3,315,111
Energy Contracts	Net unrealized gain (loss) on open futures contracts	944,156	(1,618,352)	(674,196)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,959,401	(3,620,851)	1,338,550
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,209,323	(1,337,214)	(127,891)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,943,511	(27,591)	1,915,920
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,271,180	(2,353,483)	(82,303)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	22,965,576	(14,598,190)	8,367,386
Totals		$37,680,554	$(23,627,977)	$14,052,577

*	Derivatives not designated as hedging instruments under ASC 815

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2019, 2018 and 2017 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017
Agriculture Contracts	$(7,126,680)	$(11,585,635)	$(22,546,602)
Energy Contracts	(12,721,868)	12,454,587	(13,289,345)
Metal Contracts	(7,521,499)	(12,610,804)	(182,753)
Stock Indices Contracts	31,676,122	(41,707,511)	135,814,324
Short-Term Interest Rate Contracts	10,229,458	8,897,512	(4,394,419)
Long-Term Interest Rate Contracts	30,923,480	179,434	(24,047,837)
Forward Currency Contracts	(10,932,981)	12,733,562	(34,080,751)
Total	$34,526,032	$(31,638,855)	$37,272,617

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018	Trading Gains/(Losses) for the Year Ended December 31, 2017
Futures trading gains (losses):
Realized**	$59,284,141	$(41,063,148)	$66,030,994
Change in unrealized	(13,825,128)	(3,309,269)	5,322,374
Forward currency trading gains (losses):
Realized**	98,082	7,468,040	(31,295,280)
Change in unrealized	(11,031,063)	5,265,522	(2,785,471)
Total	$34,526,032	$(31,638,855)	$37,272,617

**
For the years ended December 31, 2019, 2018 and 2017, the amounts above include gains and losses on foreign currency cash balances at the futures brokers of $208,630, $(44,052) and $126,994, respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $1,391,620, $0 and $0, respectively.

For the years ended December 31, 2019, 2018 and 2017, the monthly average of futures contracts bought and sold was approximately 47,500, 42,800 and 60,700, respectively, and the monthly average of notional value of forward currency contracts was $3,184,100,000, $2,076,800,000 and $2,489,600,000, respectively.

Open contracts generally mature within three months; as of December 31, 2019, the latest maturity date for open futures contracts is March 2021 and the latest maturity date for open forward currency contracts is March 2020. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2019 and 2018 was $53,641,527 and $51,073,206, respectively, which equals approximately 17% and 15% of Net Asset Value, respectively. The cash deposited with the interbank market maker at December 31, 2019 and 2018 was $44,667,046 and 36,845,456, respectively, which equals approximately 14% and 11% of Net Asset Value, respectively. These amounts are included in cash, cash equivalents, and restricted cash. Included in cash deposits with the futures brokers and interbank market maker at December 31, 2019 and 2018 was restricted cash for margin requirements of $34,464,229 and $15,828,352, respectively, which equals approximately 11% and 5% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,396,065	$(5,396,065)	$0
Futures contracts	Goldman Sachs & Co. LLC	5,228,966	(5,228,966)	0
Forward currency contracts	NatWest Markets plc	23,303,459	(23,303,459)	0
Total derivatives		$33,928,490	$(33,928,490)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019				Net Amount
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,348,737	$(5,396,065)	$3,952,672
Futures contracts	Goldman Sachs & Co. LLC	9,416,231	(5,228,966)	4,187,265
Forward currency contracts	NatWest Markets plc	25,967,136	(23,303,459)	2,663,677
Total derivatives		$44,732,104	$(33,928,490)	$10,803,614

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$3,952,672	$0	$(3,952,672)	$0
Goldman Sachs & Co. LLC	4,187,265	0	(4,187,265)	0
NatWest Markets plc	2,663,677	0	(2,663,677)	0
Total	$10,803,614	$0	$(10,803,614)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,589,907	$(4,587,126)	$3,002,781
Futures contracts	Goldman Sachs & Co. LLC	7,125,071	(4,442,661)	2,682,410
Forward currency contracts	NatWest Markets plc	22,965,576	(14,598,190)	8,367,386
Total derivatives		$37,680,554	$(23,627,977)	$14,052,577

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2018
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Received
UBS Securities LLC	$3,002,781	$0	$0	$3,002,781
Goldman Sachs & Co. LLC	2,682,410	0	0	2,682,410
NatWest Markets plc	8,367,386	0	0	8,367,386
Total	$14,052,577	$0	$0	$14,052,577

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2019
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2018
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,587,126	$(4,587,126)	$0
Futures contracts	Goldman Sachs & Co. LLC	4,442,661	(4,442,661)	0
Forward currency contracts	NatWest Markets plc	14,598,190	(14,598,190)	0
Total derivatives		$23,627,977	$(23,627,977)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2018
Counterparty	Net Amounts of Unrealized Loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

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

Note 12. SUBSEQUENT EVENTS

The impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Trust’s investments will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Trust’s ability to trade and investment results may be materially affected.

Effective January 1, 2020, NAV Consulting, Inc. replaced Northern Trust Hedge Fund Services LLC as the Trust’s Administrator.

Management of the Trust has evaluated subsequent events through the date the financial statements were filed. There are no other subsequent events to disclose or record.