Form 10-Q
period 2020-03-31
CAMPBELL FUND TRUST
filed 2020-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

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

The Registrant has no voting stock. As of March 31, 2020, there were 93,078.451 Series A Units, 12,765.840 Series B Units, 3,917.158 Series D Units, and 8,450.378 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,753,372	5.52%
	Equipment Loans	306,533	0.10%
	Utilities	544,119	0.17%
	Total Asset Backed Securities (cost $18,553,654)	18,604,024	5.79%

	Bank Deposits
	United States
	Financials	3,558,164	1.11%
	Total Bank Deposits (cost $3,546,737)	3,558,164	1.11%

	Commercial Paper
	Australia
	Financials (cost $2,498,054)	2,498,283	0.78%
	Netherlands
	Energy (cost $2,183,527)	2,191,369	0.68%
	Spain
	Financials (cost $499,264)	499,324	0.16%
	Switzerland
	Financials (cost $3,505,422)	3,509,331	1.09%
	United Kingdom
	Financials (cost $2,025,564)	2,026,327	0.63%
	United States
	Communications	1,882,860	0.59%
	Consumer Discretionary	16,357,301	5.10%
	Consumer Staples	5,758,881	1.79%
	Energy	1,495,730	0.47%
	Financials	25,866,304	8.05%
	Industrials	10,485,787	3.27%
	Materials	14,924,029	4.65%
	Utilities	23,572,289	7.34%
	Total United States (cost $100,369,200)	100,343,181	31.26%
	Total Commercial Paper (cost $111,081,031)	111,067,815	34.60%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,390,146	1.06%
	Canada
	Financials (cost $6,615,000)	6,507,997	2.03%
	Germany
	Consumer Discretionary (cost $3,813,917)	3,684,989	1.15%
	Switzerland
	Financials (cost $1,315,000)	1,231,793	0.38%
	United Kingdom
	Financials (cost $5,928,194)	5,660,639	1.76%
	United States
	Communications	2,506,252	0.78%
	Consumer Discretionary	12,312,708	3.84%
	Consumer Staples	3,279,278	1.02%
	Energy	2,457,659	0.77%
	Financials	18,127,305	5.64%
	Industrials	5,897,217	1.84%
	Materials	874,864	0.27%
	Technology	5,013,434	1.56%
	Utilities	2,287,879	0.71%
	Total United States (cost $53,652,821)	52,756,596	16.43%
	Total Corporate Bonds (cost $74,909,932)	$73,232,160	22.81%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$8,660,000	U.S. Treasury Bills Due 04/16/2020*	$8,659,732	2.70%
$27,690,000	U.S. Treasury Bills Due 05/14/2020*	27,687,424	8.63%
$14,092,500	U.S. Treasury Bills Due 06/11/2020*	14,089,963	4.39%
	Total Government And Agency Obligations (cost $50,375,523)	50,437,119	15.72%
	Total Fixed Income Securities ** (cost $258,466,877)	$256,899,282	80.03%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $8,998)	$8,998	0.00%
Total Short Term Investments (cost $8,998)	$8,998	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$65,111	0.02%
Energy	15,089	0.00%
Metals	(9,903,993)	(3.08)%
Stock indices	(350,928)	(0.11)%
Short-term interest rates	53,859	0.02%
Long-term interest rates	418,476	0.13%
Net unrealized gain (loss) on long futures contracts	(9,702,386)	(3.02)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(3,964)	0.00%
Energy	828,126	0.26%
Metals	16,096,479	5.01%
Stock indices	(1,402,028)	(0.44)%
Long-term interest rates	(754,214)	(0.23)%
Net unrealized gain (loss) on short futures contracts	14,764,399	4.60%
Net unrealized gain (loss) on open futures contracts	$5,062,013	1.58%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(29,365,939)	(9.15)%
Various short forward currency contracts	46,697,424	14.55%
Net unrealized gain (loss) on open forward currency contracts	$17,331,485	5.40%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $50,437,119 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,837,798	5.12%
	Credit Cards	2,675,309	0.86%
	Equipment Loans	618,295	0.20%
	Utilities	544,640	0.18%
	Total Asset Backed Securities (cost $19,601,083)	19,676,042	6.36%

	Bank Deposits
	Singapore
	Financials (cost $2,837,086)	2,837,107	0.92%
	United States
	Financials (cost $2,392,198)	2,393,483	0.77%
	Total Bank Deposits (cost $5,229,284)	5,230,590	1.69%

	Commercial Paper
	Australia
	Financials (cost $2,486,462)	2,485,923	0.80%
	Canada
	Financials (cost $999,632)	999,620	0.32%
	Sweden
	Financials (cost $2,990,273)	2,990,613	0.97%
	Switzerland
	Financials (cost $4,296,981)	4,297,185	1.39%
	United States
	Communications	2,995,139	0.97%
	Consumer Discretionary	26,514,040	8.57%
	Consumer Staples	4,537,769	1.47%
	Financials	23,493,503	7.59%
	Industrials	1,997,585	0.64%
	Utilities	24,091,267	7.78%
	Total United States (cost $83,630,421)	83,629,303	27.02%
	Total Commercial Paper (cost $94,403,769)	94,402,644	30.50%

	Corporate Bonds
	Canada
	Financials	5,910,253	1.91%
	Industrials	1,595,400	0.52%
	Total Canada (cost $7,494,451)	7,505,653	2.43%
	Germany
	Consumer Discretionary (cost $5,147,253)	5,166,625	1.67%
	Japan
	Financials (cost $2,020,000)	2,020,373	0.65%
	United Kingdom
	Energy	2,120,364	0.69%
	Financials	3,873,831	1.25%
	Total United Kingdom (cost $5,979,474)	5,994,195	1.94%

	United States
	Communications	3,078,403	0.99%
	Consumer Discretionary	14,140,035	4.57%
	Consumer Staples	3,547,193	1.14%
	Energy	6,047,117	1.95%
	Financials	23,371,727	7.55%
	Industrials	5,427,486	1.75%
	Materials	884,220	0.29%
	Technology	5,066,126	1.64%
	Utilities	2,348,096	0.76%
	Total United States (cost $63,778,285)	63,910,403	20.64%
	Total Corporate Bonds (cost $84,419,463)	$84,597,249	27.33%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,160,000	U.S. Treasury Bills Due 01/02/2020*	$4,160,000	1.35%
$4,500,000	U.S. Treasury Bills Due 01/16/2020*	4,497,563	1.45%
$27,690,000	U.S. Treasury Bills Due 02/13/2020*	27,642,108	8.93%
$17,392,500	U.S. Treasury Bills Due 03/12/2020*	17,341,856	5.60%
	Total Government And Agency Obligations (cost $53,635,500)	53,641,527	17.33%
	Total Fixed Income Securities ** (cost $257,289,099)	$257,548,052	83.21%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,780)	$4,780	0.00%
Total Short Term Investments (cost $4,780)	$4,780	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$111,797	0.04%
Energy	897,502	0.29%
Metals	2,205,166	0.71%
Stock indices	91,738	0.03%
Short-term interest rates	(765,294)	(0.25)%
Long-term interest rates	(4,935,840)	(1.59)%
Net unrealized gain (loss) on long futures contracts	(2,394,931)	(0.77)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(2,850,079)	(0.92)%
Energy	588,691	0.19%
Metals	(4,618,405)	(1.49)%
Stock indices	79,410	0.03%
Short-term interest rates	(412)	0.00%
Long-term interest rates	1,055,789	0.34%
Net unrealized gain (loss) on short futures contracts	(5,745,006)	(1.85)%
Net unrealized gain (loss) on open futures contracts	$(8,139,937)	(2.62)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$22,090,636	7.14%
Various short forward currency contracts	(24,754,313)	(8.00)%
Net unrealized gain (loss) on open forward currency contracts	$(2,663,677)	(0.86)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $53,641,527 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2020 AND DECEMBER 31, 2019 (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Equity in futures brokers trading accounts
Cash	$23,138,099	$15,751,729
Restricted cash	1,700,164	4,648,990
Fixed income securities (cost $50,375,523 and $53,635,500, respectively)	50,437,119	53,641,527
Net unrealized gain (loss) on open futures contracts	5,062,013	(8,139,937)
Total equity in futures brokers trading accounts	80,337,395	65,902,309

Cash and cash equivalents	26,056,850	15,970,752
Restricted cash at interbank market maker	0	29,815,239
Short term investments (cost $8,998 and $4,780, respectively)	8,998	4,780
Fixed income securities (cost $208,091,354 and $203,653,599, respectively)	206,462,163	203,906,525
Net unrealized gain on open forward currency contracts	17,331,485	0
Interest receivable	416,871	635,953
Total assets	$330,613,762	$316,235,558

LIABILITIES
Accounts payable	$307,402	$327,900
Management fee payable	1,035,268	995,719
Payable for securities purchased	3,194,801	0
Net unrealized loss on open forward currency contracts	0	2,663,677
Accrued commissions and other trading fees on open contracts	95,143	183,841
Offering costs payable	119,659	114,869
Redemptions payable	4,859,322	2,442,931
Total liabilities	9,611,595	6,728,937

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 93,078.451 and 95,005.038 units outstanding at March 31, 2020 and December 31, 2019	251,707,605	243,974,281
Series B Units – Redeemable
Other Unitholders - 12,765.840 and 13,005.349 units outstanding at March 31, 2020 and December 31, 2019	37,829,362	36,551,654
Series D Units – Redeemable
Other Unitholders - 3,917.158 and 3,366.350 units outstanding at March 31, 2020 and December 31, 2019	4,311,179	3,507,300
Series W Units – Redeemable
Other Unitholders - 8,450.378 and 8,389.889 units outstanding at March 31, 2020 and December 31, 2019	27,154,021	25,473,386
Total unitholders’ capital (Net Asset Value)	321,002,167	309,506,621
Total liabilities and unitholders’ capital (Net Asset Value)	$330,613,762	$316,235,558

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(17,005,356)	$11,332,347
Change in unrealized	13,201,950	7,608,895
Brokerage commissions	(593,239)	(510,955)
Net gain (loss) from futures trading	(4,396,645)	18,430,287

Forward currency trading gains (losses)
Realized	5,155,862	7,832,537
Change in unrealized	19,995,162	(11,358,215)
Brokerage commissions	(40,206)	(67,001)
Net gain (loss) from forward currency trading	25,110,818	(3,592,679)
Total net trading gain (loss)	20,714,173	14,837,608

NET INVESTMENT INCOME (LOSS)
Investment income (loss)
Interest income	1,451,917	2,035,444
Realized gain (loss) on fixed income securities	13,325	518
Change in unrealized gain (loss) on fixed income securities	(1,826,548)	457,530
Total investment income (loss)	(361,306)	2,493,492

Expenses
Management fee	3,135,806	3,169,297
Operating expenses	229,608	263,524
Total expenses	3,365,414	3,432,821
Net investment income (loss)	(3,726,720)	(939,329)
NET INCOME (LOSS)	$16,987,453	$13,898,279

NET INCOME (LOSS) PER OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$140.53	$100.68
Series B	$153.56	$106.90
Series D	$54.93	$45.29
Series W	$180.16	$133.18

INCREASE (DECREASE) IN NET ASSET VALUE PER OTHER UNITHOLDERS’ UNIT
Series A	$136.24	$100.41
Series B	$152.82	$113.23
Series D	$58.72	$44.07
Series W	$177.15	$131.35

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	94,522.042	108,849.717
Series B	12,972.774	15,312.285
Series D	3,629.866	1,569.589
Series W	8,395.537	9,241.854

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$16,987,453	$13,898,279
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(31,370,564)	3,291,790
(Increase) decrease in interest receivable	219,082	269,470
Increase (decrease) in payable for securities purchased	3,194,801	1,895,106
Increase (decrease) in accounts payable and accrued expenses	(69,647)	19,124
Purchases of investments	(805,520,518)	(902,961,960)
Sales/maturities of investments	804,338,522	910,393,255
Net cash from (for) operating activities	(12,220,871)	26,805,064

Cash flows from (for) financing activities
Addition of units	3,220,581	1,088,823
Redemption of units	(5,934,095)	(27,107,021)
Offering costs paid	(357,212)	(366,791)
Net cash from (for) financing activities	(3,070,726)	(26,384,989)

Net increase (decrease) in cash, cash equivalents and restricted cash	(15,291,597)	420,075

Cash, cash equivalents and restricted cash at beginning of period	66,186,710	67,746,528
Cash, cash equivalents and restricted cash at end of period	$50,895,113	$68,166,603

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2020	December 31, 2019
Cash, cash equivalents and restricted cash at end of period consists of:
Cash in futures brokers trading accounts	$23,138,099	$15,751,729
Restricted cash in futures brokers trading accounts	1,700,164	4,648,990
Cash and cash equivalents	26,056,850	15,970,752
Restricted cash at interbank market maker	0	29,815,239
Total cash, cash equivalents and restricted cash at end of period	$50,895,113	$66,186,710

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2020

Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss) for the three months ended March 31, 2020		13,283,425		1,992,123
Additions	380.679	1,036,884	0.000	0
Redemptions	(2,307.266)	(6,263,995)	(239.509)	(714,415)
Offering costs		(322,990)		0
Balances at March 31, 2020	93,078.451	$251,707,605	12,765.840	$37,829,362

Three Months Ended March 31, 2019

Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227
Net income (loss) for the three months ended March 31, 2019		10,959,406		1,636,947
Additions	402.786	966,271	29.109	78,844
Redemptions	(8,230.105)	(19,795,854)	(1,684.043)	(4,411,610)
Offering costs		(376,105)		0
Balances at March 31, 2019	103,661.437	$257,469,360	14,124.891	$38,258,408

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
$2,704.25	$2,568.01	$2,483.75	$2,383.34

Net Asset Value per Other Unitholders’ Unit - Series B

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
$2,963.33	$2,810.51	$2,708.58	$2,595.35

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2020

Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss) for the three months ended March 31, 2020		199,390		1,512,515	16,987,453
Additions	645.496	713,740	454.565	1,469,957	3,220,581
Redemptions	(94.688)	(104,213)	(394.076)	(1,267,863)	(8,350,486)
Offering costs		(5,038)		(33,974)	(362,002)
Balances at March 31, 2020	3,917.158	$4,311,179	8,450.378	$27,154,021	$321,002,167

Three Months Ended March 31, 2019

Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934
Net income (loss) for the three months ended March 31, 2019		71,088		1,230,838	13,898,279
Additions	0.000	0	16.012	43,708	1,088,823
Redemptions	0.000	0	(521.852)	(1,483,217)	(25,690,681)
Offering costs		(1,923)		(32,369)	(410,397)
Balances at March 31, 2019	1,569.589	$1,586,243	8,801.113	$25,463,947	$322,777,958

Net Asset Value per Other Unitholders’ Unit - Series D

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
$1,100.59	$1,041.87	$1,010.61	$966.54

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
$3,213.35	$3,036.20	$2,893.26	$2,761.91

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,568.01	$2,383.34

Income (loss) from operations:
Total net trading gains (losses) (1)	171.88	111.71
Net investment income (loss) (1)	(32.22)	(7.84)
Total net income (loss) from operations	139.66	103.87
Offering costs (1)	(3.42)	(3.46)
Net asset value per unit at end of period	$2,704.25	$2,483.75
Total Return(4)	5.31%	4.21%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.36%	4.37%
Performance fee (4)	0.00%	0.00%
Total expenses	4.36%	4.37%
Net investment income (loss) (2),(3)	(4.80)%	(1.31)%

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

 See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,810.51	$2,595.35

Income (loss) from operations:
Total net trading gains (losses) (1)	188.08	121.76
Net investment income (loss) (1)	(35.26)	(8.53)
Total net income (loss) from operations	152.82	113.23
Net asset value per unit at end of period	$2,963.33	$2,708.58
Total Return(4)	5.44%	4.36%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(3)	4.36%	4.40%
Performance fee(4)	0.00%	0.00%
Total expenses	4.36%	4.40%
Net investment income (loss) (2),(3)	(4.80)%	(1.32)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,041.87	$966.54

Income (loss) from operations:
Total net trading gains (losses) (1)	70.16	45.44
Net investment income (loss) (1)	(10.05)	(0.14)
Total net income (loss) from operations	60.11	45.30
Offering costs (1)	(1.39)	(1.23)
Net asset value per unit at end of period	$1,100.59	$1,010.61
Total Return(4)	5.64%	4.56%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(3)	3.04%	3.09%
Performance fee(4)	0.00%	0.00%
Total expenses	3.04%	3.09%
Net investment income (loss) (2),(3)	(3.64)%	(0.06)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,036.20	$2,761.91

Income (loss) from operations:
Total net trading gains (losses) (1)	203.49	129.99
Net investment income (loss) (1)	(22.29)	4.86
Total net income (loss) from operations	181.20	134.85
Offering costs (1)	(4.05)	(3.50)
Net asset value per unit at end of period	$3,213.35	$2,893.26
Total Return(4)	5.83%	4.76%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(3)	2.32%	2.34%
Performance fee(4)	0.00%	0.00%
Total expenses	2.32%	2.34%
Net investment income (loss) (2),(3)	(2.80)%	0.70%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019. All adjustments of a normal recurring nature considered necessary for a fair presentation have been included herein.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2020 and December 31, 2019, and for the periods ended March 31, 2020 and 2019 the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

	Fair Value at March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,998	$0	$0	$8,998
Fixed income securities	0	256,899,282	0	256,899,282

Other Financial Instruments
Exchange-traded futures contracts	5,062,013	0	0	5,062,013
Forward currency contracts	0	17,331,485	0	17,331,485
Total	$5,071,011	$274,230,767	$0	$279,301,778

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,780	$0	$0	$4,780
Fixed income securities	0	257,548,052	0	257,548,052

Other Financial Instruments
Exchange-traded futures contracts	(8,139,937)	0	0	(8,139,937)
Forward currency contracts	0	(2,663,677)	0	(2,663,677)
Total	$(8,135,157)	$254,884,375	$0	$246,749,218

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company is $269,003 and $245,152 for Series A units, $85,196 and $78,736 for Series D units and $248,183 and $240,264 for Series W units, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
K. Reclassification

Certain 2019 amounts in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, trading gains and losses in Note 9 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

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

Note 4. ADMINISTRATOR AND TRANSFER AGENT

Effective January 1, 2020, NAV Consulting, Inc. serves as the Administrator for the Trust. The Administrator receives fees at rates agreed upon between the Trust and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties. The Administrator’s primary responsibilities are portfolio accounting and fund accounting services. Prior to January 1, 2020, Northern Trust Hedge Fund Services LLC served as the Administrator of the Trust.

NAV Consulting, Inc. serves as the Transfer Agent of the Trust. The Transfer Agent receives fees at rates agreed upon between the Trust and the Transfer Agent and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
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

Note 7. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”). The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2020. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2020 and 2019, Campbell & Company received redemption fees of $0 and $36, respectively.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2020 and December 31, 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2020 Fair Value	Liability Derivatives at March 31, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$500,486	$(439,339)	$61,147
Energy Contracts	Net unrealized gain (loss) on open futures contracts	850,234	(7,019)	843,215
Metal Contracts	Net unrealized gain (loss) on open futures contracts	16,772,328	(10,579,842)	6,192,486
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	139,119	(1,892,075)	(1,752,956)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	268,261	(214,402)	53,859
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,007,114	(1,342,852)	(335,738)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	54,499,080	(37,167,595)	17,331,485
Totals		$74,036,622	$(51,643,124)	$22,393,498

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$193,039	$(2,931,321)	$(2,738,282)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,761,936	(275,743)	1,486,193
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,593,742	(8,006,981)	(2,413,239)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,340,862	(1,169,714)	171,148
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	314,422	(1,080,128)	(765,706)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,421,030	(5,301,081)	(3,880,051)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	23,303,459	(25,967,136)	(2,663,677)
Totals		$33,928,490	$(44,732,104)	$(10,803,614)

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2020	Trading Gains/(Losses) for the Three Months Ended March 31, 2019
Agriculture Contracts	$3,712,427	$852,719
Energy Contracts	9,953,259	(4,099,499)
Metal Contracts	8,243,449	(1,676,556)
Stock Indices Contracts	(44,993,303)	7,931,870
Short-Term Interest Rate Contracts	15,241,726	4,294,530
Long-Term Interest Rate Contracts	4,039,036	11,638,178
Forward Currency Contracts	25,151,024	(3,525,678)
Total	$21,347,618	$15,415,564

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2020	Trading Gains/(Losses) for the Three Months Ended March 31, 2019
Futures trading gains (losses):
Realized**	$(17,005,356)	$11,332,347
Change in unrealized	13,201,950	7,608,895
Forward currency trading gains (losses):
Realized**	5,155,862	7,832,537
Change in unrealized	19,995,162	(11,358,215)
Total	$21,347,618	$15,415,564

**
For the three months ended March 31, 2020 and 2019, the amounts above include gains and losses on foreign currency cash balances at the futures brokers of $52,869 and $93,045, respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $1,697,113 and $0, respectively.

For the three months ended March 31, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 59,900 and 49,200, respectively, and the monthly average of notional value of forward currency contracts was $2,326,700,000 and $3,493,300,000, respectively.

Open contracts generally mature within three months; as of March 31, 2020, the latest maturity date for open futures contracts is June 2021 and the latest maturity date for open forward currency contracts is June 2020. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2020 and December 31, 2019 was $50,437,119 and $53,641,527, respectively, which equals approximately 16% and 17% of Net Asset Value, respectively. The cash deposited with the interbank market maker at March 31, 2020 and December 31, 2019 was $24,153,417 and 44,667,046, respectively, which equals approximately 8% and 14% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the futures brokers and interbank market maker at March 31, 2020 and December 31, 2019 was restricted cash for margin requirements of $1,700,164 and $34,464,229, respectively, which equals approximately 1% and 11% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,810,206	$(7,450,207)	$2,359,999
Futures contracts	Goldman Sachs & Co. LLC	9,727,336	(7,025,322)	2,702,014
Forward currency contracts	NatWest Markets plc	54,499,080	(37,167,595)	17,331,485
Total derivatives		$74,036,622	$(51,643,124)	$22,393,498

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2020
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,359,999	$0	$0	$2,359,999
Goldman Sachs & Co. LLC	2,702,014	0	0	2,702,014
NatWest Markets plc	17,331,485	0	0	17,331,485
Total	$22,393,498	$0	$0	$22,393,498

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,450,207	$(7,450,207)	$0
Futures contracts	Goldman Sachs & Co. LLC	7,025,322	(7,025,322)	0
Forward currency contracts	NatWest Markets plc	37,167,595	(37,167,595)	0
Total derivatives		$51,643,124	$(51,643,124)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2020
Counterparty	Net Amounts of Unrealized loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
		Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,396,065	$(5,396,065)	$0
Futures contracts	Goldman Sachs & Co. LLC	5,228,966	(5,228,966)	0
Forward currency contracts	NatWest Markets plc	23,303,459	(23,303,459)	0
Total derivatives		$33,928,490	$(33,928,490)	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
Counterparty	Net Amounts of Unrealized Gain in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,348,737	$(5,396,065)	$3,952,672
Futures contracts	Goldman Sachs & Co. LLC	9,416,231	(5,228,966)	4,187,265
Forward currency contracts	NatWest Markets plc	25,967,136	(23,303,459)	2,663,677
Total derivatives		$44,732,104	$(33,928,490)	$10,803,614

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
Counterparty	Net Amounts of Unrealized loss in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
		Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$3,952,672	$0	$(3,952,672)	$0
Goldman Sachs & Co. LLC	4,187,265	0	(4,187,265)	0
NatWest Markets plc	2,663,677	0	(2,663,677)	0
Total	$10,803,614	$0	$(10,803,614)	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS MARCH 31, 2020
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

Note 11. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2020 and December 31, 2019, the Statements of Operations and Financial Highlights for the three months ended March 31, 2020 and 2019, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2020 and December 31, 2019, the results of operations and financial highlights for the three months ended March 31, 2020 and 2019, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, the aggregate capitalization of the Trust was $321,002,167 with Series A, Series B, Series D and Series W comprising $251,707,605, $37,829,362, $4,311,179 and $27,154,021, respectively, of the total. The Net Asset Value per Unit was $2,704.25 for Series A, $2,963.33 for Series B, $1,100.59 for Series D and $3,213.35 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2020 and 2019 for Series A were 5.31% and 4.21%, Series B were 5.44% and 4.36%, Series D were 5.64% and 4.56% and Series W were 5.83% and 4.76%, respectively.

2020 (For the Three Months Ended March 31)

Of the 5.31% year to date return for Series A, approximately 6.84% was due to trading gains (before commissions) offset by approximately (0.11)% due to investment loss and approximately (1.42)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A.

Of the 5.44% year to date return for Series B, approximately 6.84% was due to trading gains (before commissions) offset by approximately (0.11)% due to investment loss and approximately (1.29)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 5.64% year to date return for Series D, approximately 6.84% was due to trading gains (before commissions) offset by approximately (0.11)% due to investment loss and approximately (1.09)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D.

Of the 5.83% year to date return for Series W, approximately 6.84% was due to trading gains (before commissions) offset by approximately (0.11)% due to investment loss and approximately (0.90)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the Three Months Ended March 31, 2020, the Trust accrued management fees in the amount of $3,135,806 and paid management fees in the amount of $3,096,257. No performance fees were accrued or paid during this period.

An analysis of the 6.84% gross trading gains for the Trust for the Three Months Ended March 31, 2020 by sector is as follows:

Sector	% Gain (Loss)
Commodities	6.52%
Currencies	8.03
Interest Rates	5.83
Stock Indices	(13.54)
6.84%

The Trust had a strong start to 2020 with gains coming from interest rate, commodity, and foreign exchange positions, while stock index holdings provided some partially offsetting losses. Long positioning in Australia, Europe, and the United States benefited as prices advanced on a flight to safety bid sparked by the worsening Wuhan coronavirus outbreak. A short position on the Canadian 10-year note created some partially offsetting losses, which were accelerated by downward pressure on yields prompted by a dovish shift by Bank of Canada policymakers. Commodity holdings produced additional profits for the Trust in January, with the energy sub-sector realizing the best results. Short positioning on natural gas proved profitable as milder weather across the US weighed on demand prospects. Additional gains were generated from short industrial metal holdings. The base metal complex traded weaker as the coronavirus epidemic raised investor concerns about its negative impact on the Chinese economy. Downward price pressure was further intensified by a strong dollar as well as technical selling. In the foreign exchange sector, positive returns were generated in the developed market currencies. Short positions on the Norwegian krone and Australian dollar (against long the US dollar) provided some of the best profits. The commodity-linked currencies came under pressure as commodity prices sold-off on concerns that the worsening coronavirus outbreak would pare Chinese demand for raw materials. A long Brazilian real holding produced some partially offsetting losses after risk fell out of favor and investors sold emerging market currencies. Global stock index trading produced losses for the Trust during January. Long positioning across most global stock indexes profited early in the month amid the ratification of the “phase one” US-China trade deal, renewed central bank balance sheet expansion, Brexit clarity, and some better than expected US earnings releases. However, profits were relinquished in the second-half of the month as stocks traded lower following risk-off trading as the coronavirus outbreak intensified.

Gains from interest rate, foreign exchange, and commodity positions led to a profitable February for the Trust, while stock index holdings produced some partially offsetting losses. Long positioning in Australia and the United States continued to benefit as prices advanced on flight to safety buying sparked by the worsening COVID-19 coronavirus epidemic. Investors aggressively sought the safety of fixed income instruments, sending global yields tumbling and expectations for further central bank stimulus soaring. In the foreign exchange sector, positive returns were generated in the developed and emerging market currencies. Short positions on the Australian dollar and Norwegian krone (against long the US dollar) provided some of the best profits for the sector. These commodity-linked currencies came under renewed selling pressure during February. The widening spread of COVID-19 to countries outside of China, such as Japan, South Korea, and Italy, sparked new concerns that global economic growth would slow materially, thus blunting the demand for raw materials. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. Global stock index trading produced losses for the Trust during February with the greatest declines seen in Australia, Japan, and the United States. Long positioning across most global stock indexes generally profited during the first two-thirds of the month. However, late in February global stock indexes experienced steep sell-offs sparked by the coronavirus’s quick spread to countries outside of China where it initially began. World economic growth fears and supply chain disruption concerns spread rapidly, sending most global stock indexes sharply lower.

The Trust had an unprofitable March, with losses coming from stock index and interest rate holdings, while foreign exchange and commodity positions contributed some partially offsetting gains during the month. Global stock index trading produced the largest losses for the Trust, with the greatest declines seen in the United States, Australia, and Canada. Long positioning across most global stock indexes suffered severely as equity indexes experienced very sharp sell-offs during the month. The COVID-19 virus spread quickly throughout Europe and North America prompting draconian containment measures in the form of “stay at home” directives, closures, and shutdowns that sharply curtailed economic activity. Global central banks and governments took unprecedented steps in an effort to soften the financial impact from the virus, but fear over the length and depth of the growth slowdown sent risky assets sharply lower. Interest rate positions from long-dated instruments contributed small additional losses during the month. Short positioning on US 10-year notes and US long bonds suffered amid the flight-to-safety scramble that ensued due to the severe economic upheaval wrought by the COVID-19 virus. Long positioning across global short-dated instruments helped to partially offset losses within the sector. Profits were dominated by short positions on the commodity currencies (versus long the USD), specifically in the Norwegian krone. The US dollar was sharply higher during the month amid the extreme flight-to-quality moves. Adding further downward pressure on oil-linked currencies, the petroleum markets sold off severely when tensions escalated between OPEC and Russia, and Saudi Arabia made the decision to ramp up production. Commodity holdings produced additional profits for the Trust during the month. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. The expanding COVID-19 pandemic is widely expected to negatively impact demand for base metal, petroleum, and beef products. Downward price pressure was further intensified by a strong US dollar as well as technical selling.

2019 (For the Three Months Ended March 31)

Of the 4.21% year to date for Series A, approximately 4.87% was due to trading gains (before commissions) and approximately (1.43)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned by Series A.

Of the 4.36% year to date for Series B, approximately 4.87% was due to trading gains (before commissions) and approximately (1.28)% due to brokerage fees, management fees and operating costs, offset by approximately 0.77% due to investment income earned by Series B.

Of the 4.56% year to date for Series D, approximately 4.87% was due to trading gains (before commissions) and approximately (1.08)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned  by Series D.

Of the 4.76% year to date for Series W, approximately 4.87% was due to trading gains (before commissions) and approximately (0.88)% due to brokerage fees, management fees, offering costs and operating costs, offset by approximately 0.77% due to investment income earned  by Series W.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2020 and December 31, 2019 and the trading gains/losses by market category for the three months ended March 31, 2020 and the year ended December 31, 2019.

	March 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.78%	6.52%
Currencies	0.83%	8.03%
Interest Rates	1.00%	5.83%
Stock Indices	1.54%	(13.54)%
Aggregate/Total	1.34%	6.84%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2020.

Of the 5.31% year to date return for Series A, approximately 6.84% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (1.42)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A.

Of the 5.44% year to date return for Series B, approximately 6.84% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (1.29)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 5.64% year to date return for Series D, approximately 6.84% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (1.09)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D.

Of the 5.83% year to date return for Series W, approximately 6.84% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (0.90)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.12)%
Currencies	0.60%	(3.76)%
Interest Rates	0.61%	12.88%
Stock Indices	0.71%	9.78%
Aggregate/Total	1.19%	10.78%

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2020 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2020.

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

Item 4. Controls and Procedures.

Campbell & Company, the managing operator of the Trust, with the participation of the managing operator’s chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Trust as of the end of the period covered by this quarterly report. Based on their evaluation, the chief executive officer and chief operating officer have concluded that these disclosure controls and procedures are effective. Effective January 1, 2020, NAV Consulting, Inc. (“NAVC”) replaced Northern Trust Hedge Fund Services LLC as the Administrator of the Trust. There were no material changes to the internal control over financial reporting due to this change. There were no other changes in the managing operator’s internal control over financial reporting applicable to the Trust identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Trust.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2020 and December 31, 2019, (ii) Statements of Financial Condition March 31, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months Ended March 31, 2020 and 2019, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2020 and 2019, (vi) Financial Highlights For the Three Months Ended March 31, 2020 and 2019, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments March 31, 2020 and December 31, 2019, (ii) Statements of Financial Condition March 31, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months Ended March 31, 2020 and 2019, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2020 and 2019, (vi) Financial Highlights For the Three Months Ended March 31, 2020 and 2019, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 15, 2020	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer