Form 10-Q
period 2020-06-30
CAMPBELL FUND TRUST
filed 2020-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

The Registrant has no voting stock. As of June 30, 2020, there were 91,403.137 Series A Units, 12,584.124 Series B Units, 4,633.190 Series D Units, and 8,677.414 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$17,353,200	5.80%
	Credit Cards	1,041,048	0.35%
	Equipment Loans	691,828	0.23%
	Utilities	17,349	0.01%
	Total Asset Backed Securities (cost $18,924,710)	19,103,425	6.39%

	Bank Deposits
	United States
	Financials (cost $3,545,433)	3,556,356	1.19%
	Total Bank Deposits (cost $3,545,433)	3,556,356	1.19%

	Commercial Paper
	Australia
	Financials (cost $398,190)	399,704	0.13%
	Netherlands
	Energy (cost $1,936,576)	1,939,237	0.65%
	Spain
	Financials (cost $3,097,885)	3,099,101	1.04%
	Switzerland
	Financials (cost $3,524,999)	3,524,954	1.18%
	United Kingdom
	Financials (cost $3,679,961)	3,679,977	1.23%
	United States
	Communications	6,964,952	2.33%
	Consumer Staples	6,489,944	2.17%
	Energy	10,882,345	3.64%
	Financials	23,215,081	7.76%
	Industrials	2,473,464	0.83%
	Utilities	29,326,289	9.81%
	Total United States (cost $79,276,687)	79,352,075	26.54%
	Total Commercial Paper (cost $91,914,298)	91,995,048	30.77%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,584,425	1.20%
	Canada
	Financials (cost $7,599,396)	7,603,109	2.54%
	Germany
	Consumer Discretionary (cost $3,814,097)	3,804,427	1.27%
	Switzerland
	Financials (cost $2,449,374)	2,477,795	0.83%
	United Kingdom
	Financials (cost $5,924,219)	5,973,007	2.00%
	United States
	Communications	963,778	0.32%
	Consumer Discretionary	14,492,898	4.85%
	Consumer Staples	1,600,180	0.54%
	Energy	4,488,278	1.50%
	Financials	20,268,157	6.78%
	Industrials	6,073,420	2.03%
	Materials	882,006	0.29%
	Technology	5,873,116	1.96%
	Utilities	1,482,052	0.50%
	Total United States (cost $55,844,183)	56,123,885	18.77%
	Total Corporate Bonds (cost $79,216,269)	$79,566,648	26.61%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,660,000	U.S. Treasury Bills Due 07/16/2020*	$4,659,753	1.56%
$26,125,000	U.S. Treasury Bills Due 08/13/2020*	26,120,795	8.74%
$14,092,500	U.S. Treasury Bills Due 09/10/2020*	14,088,751	4.71%
	Total Government And Agency Obligations (cost $44,868,922)	44,869,299	15.01%
	Total Fixed Income Securities ** (cost $238,469,632)	$239,090,776	79.97%

SHORT TERM INVESTMENTS
Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,109,849)	$4,109,849	1.37%
Total Short Term Investments (cost $4,109,849)	$4,109,849	1.37%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(58,380)	(0.02)%
Metals	7,088,067	2.37%
Stock indices	187,439	0.06%
Short-term interest rates	435,181	0.15%
Long-term interest rates	2,859,618	0.96%
Net unrealized gain (loss) on long futures contracts	10,511,925	3.52%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(856,215)	(0.29)%
Energy	986,879	0.33%
Metals	(8,921,864)	(2.98)%
Stock indices	(34,027)	(0.01)%
Short-term interest rates	(156,494)	(0.05)%
Long-term interest rates	(34,725)	(0.01)%
Net unrealized gain (loss) on short futures contracts	(9,016,446)	(3.01)%
Net unrealized gain (loss) on open futures contracts	$1,495,479	0.51%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(8,364,933)	(2.80)%
Various short forward currency contracts	4,658,543	1.56%
Net unrealized gain (loss) on open forward currency contracts	$(3,706,390)	(1.24)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $44,869,299 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,160,000	U.S. Treasury Bills Due 01/02/2020*	$4,160,000	1.35%
$4,500,000	U.S. Treasury Bills Due 01/16/2020*	4,497,563	1.45%
$27,690,000	U.S. Treasury Bills Due 02/13/2020*	27,642,108	8.93%
$17,392,500	U.S. Treasury Bills Due 03/12/2020*	17,341,856	5.60%
	Total Government And Agency Obligations (cost $53,635,500)	53,641,527	17.33%
	Total Fixed Income Securities ** (cost $257,289,099)	$257,548,052	83.21%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,780)	$4,780	0.00%
Total Short Term Investments (cost $4,780)	$4,780	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$111,797	0.04%
Energy	897,502	0.29%
Metals	2,205,166	0.71%
Stock indices	91,738	0.03%
Short-term interest rates	(765,294)	(0.25)%
Long-term interest rates	(4,935,840)	(1.59)%
Net unrealized gain (loss) on long futures contracts	(2,394,931)	(0.77)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(2,850,079)	(0.92)%
Energy	588,691	0.19%
Metals	(4,618,405)	(1.49)%
Stock indices	79,410	0.03%
Short-term interest rates	(412)	0.00%
Long-term interest rates	1,055,789	0.34%
Net unrealized gain (loss) on short futures contracts	(5,745,006)	(1.85)%
Net unrealized gain (loss) on open futures contracts	$(8,139,937)	(2.62)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$22,090,636	7.14%
Various short forward currency contracts	(24,754,313)	(8.00)%
Net unrealized gain (loss) on open forward currency contracts	$(2,663,677)	(0.86)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $53,641,527 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Equity in futures brokers trading accounts
Cash	$19,992,620	$15,751,729
Restricted cash	2,661,905	4,648,990
Fixed income securities (cost $44,868,922 and $53,635,500, respectively)	44,869,299	53,641,527
Net unrealized gain (loss) on open futures contracts	1,495,479	(8,139,937)
Total equity in futures brokers trading accounts	69,019,303	65,902,309

Cash and cash equivalents	6,074,020	15,970,752
Restricted cash at interbank market maker	31,947,037	29,815,239
Short term investments (cost $4,109,849 and $4,780, respectively)	4,109,849	4,780
Fixed income securities (cost $193,600,710 and $203,653,599, respectively)	194,221,477	203,906,525
Interest receivable	407,644	635,953
Total assets	$305,779,330	$316,235,558

LIABILITIES
Accounts payable	$236,701	$327,900
Management fee payable	501,727	995,719
Net unrealized loss on open forward currency contracts	3,706,390	2,663,677
Accrued commissions and other trading fees on open contracts	78,742	183,841
Offering costs payable	110,727	114,869
Sales commission payable	441,754	0
Redemptions payable	1,691,266	2,442,931
Total liabilities	6,767,307	6,728,937

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 91,403.137 and 95,005.038 units outstanding at June 30, 2020 and December 31, 2019	232,671,326	243,974,281
Series B Units – Redeemable
Other Unitholders - 12,584.124 and 13,005.349 units outstanding at June 30, 2020 and December 31, 2019	35,146,497	36,551,654
Series D Units – Redeemable
Other Unitholders - 4,633.190 and 3,366.350 units outstanding at June 30, 2020 and December 31, 2019	4,815,056	3,507,300
Series W Units – Redeemable
Other Unitholders - 8,677.414 and 8,389.889 units outstanding at June 30, 2020 and December 31, 2019	26,379,144	25,473,386
Total unitholders’ capital (Net Asset Value)	299,012,023	309,506,621
Total liabilities and unitholders’ capital (Net Asset Value)	$305,779,330	$316,235,558

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(580,036)	$27,012,737	$(17,585,392)	$38,345,084
Change in unrealized	(3,566,534)	(3,180,799)	9,635,416	4,428,096
Brokerage commissions	(457,518)	(510,187)	(1,050,755)	(1,021,142)
Net gain (loss) from futures trading	(4,604,088)	23,321,751	(9,000,731)	41,752,038

Forward currency trading gains (losses)
Realized	7,615,530	(3,458,977)	12,771,391	4,373,560
Change in unrealized	(21,037,875)	347,622	(1,042,713)	(11,010,593)
Brokerage commissions	(48,097)	(85,012)	(88,303)	(152,013)
Net gain (loss) from forward currency trading	(13,470,442)	(3,196,367)	11,640,375	(6,789,046)
Total net trading gain (loss)	(18,074,530)	20,125,384	2,639,644	34,962,992

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	879,605	2,064,700	2,331,522	4,100,144
Realized gain (loss) on fixed income securities	15,086	3,532	28,411	4,050
Change in unrealized gain (loss) on fixed income securities	2,188,739	213,051	362,191	670,581
Total investment income (loss)	3,083,430	2,281,283	2,722,124	4,774,775

Expenses
Management fee	2,513,869	3,166,838	5,649,675	6,336,135
Operating expenses	236,957	264,280	466,566	527,804
Sales commission	453,499	0	453,499	0
Total expenses	3,204,325	3,431,118	6,569,740	6,863,939
Net investment income (loss)	(120,895)	(1,149,835)	(3,847,616)	(2,089,164)
NET INCOME (LOSS)	$(18,195,425)	$18,975,549	$(1,207,972)	$32,873,828

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(154.98)	$146.37	$(11.36)	$245.68
Series B	$(169.82)	$161.66	$(12.49)	$266.13
Series D	$(61.17)	$64.01	$(12.67)	$109.09
Series W	$(170.18)	$185.61	$7.50	$317.10

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(158.70)	$145.76	$(22.46)	$246.17
Series B	$(170.41)	$162.02	$(17.59)	$275.25
Series D	$(61.34)	$62.47	$(2.62)	$106.54
Series W	$(173.37)	$184.62	$3.78	$315.97

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	92,564.922	102,508.562	93,543.482	105,679.139
Series B	12,673.730	14,007.921	12,823.252	14,660.103
Series D	4,055.524	1,535.419	3,842.695	1,552.504
Series W	8,515.137	8,665.237	8,455.337	8,953.546

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$(1,207,972)	$32,873,828
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and investments	(8,954,894)	5,911,916
(Increase) decrease in interest receivable	228,309	89,218
Increase (decrease) in accounts payable and accrued expenses	(248,536)	(39,588)
Purchases of investments	(1,377,312,602)	(1,758,764,749)
Sales/maturities of investments	1,392,027,000	1,771,305,145
Net cash from (for) operating activities	4,531,305	51,375,770

Cash flows from (for) financing activities
Addition of units	7,134,579	6,701,605
Redemption of units	(16,467,314)	(51,139,942)
Offering costs paid	(709,698)	(730,497)
Net cash from (for) financing activities	(10,042,433)	(45,168,834)

Net increase (decrease) in cash, cash equivalents and restricted cash	(5,511,128)	6,206,936

Cash, cash equivalents and restricted cash at beginning of period	66,186,710	67,746,528
Cash, cash equivalents and restricted cash at end of period	$60,675,582	$73,953,464

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$19,992,620	$15,751,729
Restricted cash	2,661,905	4,648,990
Cash and cash equivalents	6,074,020	15,970,752
Restricted cash at interbank market maker	31,947,037	29,815,239
Total cash, cash equivalents and restricted cash at end of period	$60,675,582	$66,186,710

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2020

Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss) for the three months ended March 31, 2020		13,283,425		1,992,123
Additions	380.679	1,036,884	0.000	0
Redemptions	(2,307.266)	(6,263,995)	(239.509)	(714,415)
Offering costs		(322,990)		0
Balances at March 31, 2020	93,078.451	$251,707,605	12,765.840	$37,829,362

Net income (loss) for the three months ended June 30, 2020		(14,345,960)		(2,152,270)
Additions	783.671	2,071,421	2.349	6,564
Redemptions	(2,458.985)	(6,456,980)	(184.065)	(537,159)
Offering costs		(304,760)		0
Balances at June 30, 2020	91,403.137	$232,671,326	12,584.124	$35,146,497

Six Months Ended June 30, 2019

Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227
Net income (loss) for the three months ended March 31, 2019		10,959,406		1,636,947
Additions	402.786	966,271	29.109	78,844
Redemptions	(8,230.105)	(19,795,854)	(1,684.043)	(4,411,610)
Offering costs		(376,105)		0
Balances at March 31, 2019	103,661.437	$257,469,360	14,124.891	$38,258,408

Net income (loss) for the three months ended June 30, 2019		15,004,346		2,264,553
Additions	2,299.229	5,873,079	0.000	0
Redemptions	(6,398.768)	(16,266,862)	(643.330)	(1,822,852)
Offering costs		(281,414)		0
Balances at June 30, 2019	99,561.898	$261,798,509	13,481.561	$38,700,109

Net Asset Value per Other Unitholders’ Unit - Series A
June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,545.55	$2,704.25	$2,568.01	$2,629.51	$2,483.75	$2,383.34

Net Asset Value per Other Unitholders’ Unit - Series B
June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,792.92	$2,963.33	$2,810.51	$2,870.60	$2,708.58	$2,595.35

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2020

Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss) for the three months ended March 31, 2020		199,390		1,512,515	16,987,453
Additions	645.496	713,740	454.565	1,469,957	3,220,581
Redemptions	(94.688)	(104,213)	(394.076)	(1,267,863)	(8,350,486)
Offering costs		(5,038)		(33,974)	(362,002)
Balances at March 31, 2020	3,917.158	$4,311,179	8,450.378	$27,154,021	$321,002,167

Net income (loss) for the three months ended June 30, 2020		(248,077)		(1,449,118)	(18,195,425)
Additions	815.382	866,454	308.715	969,559	3,913,998
Redemptions	(99.350)	(109,065)	(81.679)	(261,959)	(7,365,163)
Offering costs		(5,435)		(33,359)	(343,554)
Balances at June 30, 2020	4,633.190	$4,815,056	8,677.414	$26,379,144	$299,012,023

Six Months Ended June 30, 2019

Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934
Net income (loss) for the three months ended March 31, 2019		71,088		1,230,838	13,898,279
Additions	0.000	0	16.012	43,708	1,088,823
Redemptions	0.000	0	(521.852)	(1,483,217)	(25,690,681)
Offering costs		(1,923)		(32,369)	(410,397)
Balances at March 31, 2019	1,569.589	$1,586,243	8,801.113	$25,463,947	$322,777,958

Net income (loss) for the three months ended June 30, 2019		98,275		1,608,375	18,975,549
Additions	45.684	49,023	63.879	190,008	6,112,110
Redemptions	(51.255)	(53,220)	(431.580)	(1,272,851)	(19,415,785)
Offering costs		(2,009)		(32,463)	(315,886)
Balances at June 30, 2019	1,564.018	1,678,312	8,433.412	25,957,016	328,133,946

Net Asset Value per Other Unitholders’ Unit - Series D
June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$1,039.25	$1,100.59	$1,041.87	$1,073.08	$1,010.61	$966.54

Net Asset Value per Other Unitholders’ Unit - Series W
June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$3,039.98	$3,213.35	$3,036.20	$3,077.88	$2,893.26	$2,761.91

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,704.25	$2,483.75	$2,568.01	$2,383.34

Income (loss) from operations:
Total net trading gains (losses) (1)	(153.16)	158.51	19.03	270.16
Net investment income (loss) (1)	(2.25)	(10.00)	(34.78)	(17.77)
Total net income (loss) from operations	(155.41)	148.51	(15.75)	252.39
Offering costs (1)	(3.29)	(2.75)	(6.71)	(6.22)
Net asset value per unit at end of period	$2,545.55	$2,629.51	$2,545.55	$2,629.51
Total Return(4)	(5.87)%	5.87%	(0.87)%	10.33%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.29%	4.39%	4.34%	4.39%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.29%	4.39%	4.34%	4.39%
Net investment income (loss) (2)(3)	(0.34)%	(1.58)%	(2.62)%	(1.45)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,963.33	$2,708.58	$2,810.51	$2,595.35

Income (loss) from operations:
Total net trading gains (losses) (1)	(167.96)	172.92	20.51	294.57
Net investment income (loss) (1)	(2.45)	(10.90)	(38.10)	(19.32)
Total net income (loss) from operations	(170.41)	162.02	(17.59)	275.25
Net asset value per unit at end of period	$2,792.92	$2,870.60	$2,792.92	$2,870.60
Total Return(4)	(5.75)%	5.98%	(0.63)%	10.61%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(3)	4.29%	4.38%	4.34%	4.39%
Performance fee(4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.29%	4.38%	4.34%	4.39%
Net investment income (loss) (2),(3)	(0.34)%	(1.57)%	(2.62)%	(1.45)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,100.59	$1,010.61	$1,041.87	$966.54

Income (loss) from operations:
Total net trading gains (losses) (1)	(62.24)	64.58	7.24	110.00
Net investment income (loss) (1)	2.24	(0.80)	(7.13)	(0.93)
Total net income (loss) from operations	(60.00)	63.78	0.11	109.07
Offering costs (1)	(1.34)	(1.31)	(2.73)	(2.53)
Net asset value per unit at end of period	$1,039.25	$1,073.08	$1,039.25	$1,073.08
Total Return(4)	(5.57)%	6.18%	(0.25)%	11.02%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(3)	3.01%	3.11%	3.02%	3.11%
Performance fee(4)	0.00%	0.00%	0.00%	0.00%
Total expenses	3.01%	3.11%	3.02%	3.11%
Net investment income (loss) (2)(3)	0.82%	(0.31)%	(1.30)%	(0.19)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,213.35	$2,893.26	$3,036.20	$2,761.91

Income (loss) from operations:
Total net trading gains (losses) (1)	(182.25)	185.05	20.98	314.98
Net investment income (loss) (1)	12.80	3.32	(9.24)	8.23
Total net income (loss) from operations	(169.45)	188.37	11.74	323.21
Offering costs (1)	(3.92)	(3.75)	(7.96)	(7.24)
Net asset value per unit at end of period	$3,039.98	$3,077.88	$3,039.98	$3,077.88
Total Return(4)	(5.40)%	6.38%	0.12%	11.44%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(3)	2.29%	2.36%	2.30%	2.36%
Performance fee(4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.29%	2.36%	2.30%	2.36%
Net investment income (loss) (2),(3)	1.62%	0.45%	(0.58)%	0.58%

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

(2)	Excludes performance fee.
(3)	Annualized.
(4)	Not annualized.

See Accompanying Notes to Financial Statements.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts and forward currency contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective July 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series D and Series W commenced trading on October 1, 2008, October 1, 2017 and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1.G., Note 1.I., Note 2, Note 3, and Note 9 for an explanation of allocations and Series specific charges.

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

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2020 and December 31, 2019, and for the periods ended June 30, 2020 and 2019, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	Fair Value at June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,109,849	$0	$0	$4,109,849
Fixed income securities	0	239,090,776	0	239,090,776

Other Financial Instruments
Exchange-traded futures contracts	1,495,479	0	0	1,495,479
Forward currency contracts	0	(3,706,390)	0	(3,706,390)
Total	$5,605,328	$235,384,386	$0	$240,989,714

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,780	$0	$0	$4,780
Fixed income securities	0	257,548,052	0	257,548,052

Other Financial Instruments
Exchange-traded futures contracts	(8,139,937)	0	0	(8,139,937)
Forward currency contracts	0	(2,663,677)	0	(2,663,677)
Total	$(8,135,157)	$254,884,375	$0	$246,749,218

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 10. See Condensed Schedules of Investments for additional detail categorization.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company is $252,818 and $245,152 for Series A units, $88,125 and $78,736 for Series D units and $251,887 and $240,264 for Series W units, respectively.

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

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
K. Reclassification

Certain 2019 amounts in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, trading gains and losses in Note 10 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

Note 2. MANAGING OPERATOR AND COMMODITY TRADING ADVISOR

The managing operator of the Trust is Campbell & Company which conducts and manages the business of the Trust. Campbell & Company is also the commodity trading advisor of the Trust.

Effective June 1, 2020, Series A units, Series B units, Series D units and Series W units pay the managing operator a monthly management fee equal to 1/12 of 2% (2% annually) of the Net Assets (as defined) of Series A units, Series B units, Series D units and Series W units as of the end of each month.

Prior to June 1, 2020, Series A units and Series B units paid the managing operator a monthly management fee equal to 1/12 of 4% (4% annually of which half, or 2%, was used to compensate selling agents for ongoing services) of the Net Assets (as defined) of Series A units and Series B units, respectively, as of the end of each month. Series D units paid the managing operator a monthly management fee equal to 1/12 of 2.75% (2.75% annually of which 0.75% was used to compensate selling agents) of the Net Assets (as defined) of Series D units as of the end of each month. Series W units paid the managing operator a monthly management fee equal to 1/12 of 2% (2% annually) of the Net Assets (as defined) of Series W units as of the end of each month.

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

Note 3. SALES COMMISSION

Effective June 1, 2020, the managing operator pays an upfront sales commission based on Series A units sold by selling agents who have executed selling agreements with the Trust. The Trust pays commissions based on Series A, Series B, and Series D units.  Prior to June 1,2020 the commissions were included with the management fee and paid by the Trust to managing operator.

For Series A, there is an upfront sales commission paid by the managing operator of 2% of the subscription amount of each subscription for units. For up to twelve months after the sale of units, the managing operator will receive from the Trust a monthly reimbursement of 1/12 of 2% (2% annually) of the current net asset value of the units the selling agent has sold and which are outstanding at the end of such month. In the event that the units are redeemed before the twelfth month, the managing operator will receive the redemption fee the Trust deducts from the redemption proceeds. In addition, commencing thirteen months after the sale of units and in return for providing ongoing services to the unitholder, the Trust will pay the selling agent (or its assignees) a monthly trail commission of 1/12 of 2% (2% annually) of the current net asset value of the units it has sold and which are outstanding at the end of such month in respect of which the selling agent provides ongoing services.

Series B and Series D units pay a monthly trail commission of 1/12 of 2% (2% annually) and 1/12 of 0.75%, respectively, of the current net asset value of the units the selling agent has sold and which are outstanding at the end of such month in respect of which the selling agent provides ongoing services. Such ongoing compensation shall commence the first full month after the sale of the units.

Any monthly trail commission which is not paid to a selling agent pursuant to an executed selling or servicing agreement with the Trust will be rebated to unitholders in the form of a capital addition and is reported as such in the financial statements.

Note 4. TRUSTEE

The trustee of the Trust is U.S. Bank National Association, a national banking corporation. The trustee has delegated to the managing operator the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
Note 5. ADMINISTRATOR AND TRANSFER AGENT

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

Note 6. CASH MANAGER AND CUSTODIAN

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets plc (“NatWest”). The Trust has entered into an International Swaps and Derivatives Association Master Agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2020. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2020 and 2019, Campbell & Company received redemption fees of $708 and $36, respectively.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2020 and December 31, 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2020 Fair Value	Liability Derivatives at June 30, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$577,312	$(1,491,907)	$(914,595)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,454,317	(467,438)	986,879
Metal Contracts	Net unrealized gain (loss) on open futures contracts	7,435,416	(9,269,213)	(1,833,797)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,071,281	(917,869)	153,412
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	438,554	(159,867)	278,687
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,133,056	(308,163)	2,824,893
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	11,387,207	(15,093,597)	(3,706,390)
Totals		$25,497,143	$(27,708,054)	$(2,210,911)

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$193,039	$(2,931,321)	$(2,738,282)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,761,936	(275,743)	1,486,193
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,593,742	(8,006,981)	(2,413,239)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,340,862	(1,169,714)	171,148
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	314,422	(1,080,128)	(765,706)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,421,030	(5,301,081)	(3,880,051)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	23,303,459	(25,967,136)	(2,663,677)
Totals		$33,928,490	$(44,732,104)	$(10,803,614)

* Derivatives not designated as hedging instruments under ASC 815

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2020	Trading Gains/(Losses) for the Three Months Ended June 30, 2019
Agriculture Contracts	$(3,409,880)	$(5,120,053)
Energy Contracts	(1,564,662)	482,199
Metal Contracts	(1,345,427)	(2,975,323)
Stock Indices Contracts	663,803	9,782,033
Short-Term Interest Rate Contracts	847,405	11,509,688
Long-Term Interest Rate Contracts	662,191	10,153,394
Forward Currency Contracts	(13,422,345)	(3,111,355)
Total	$(17,568,915)	$20,720,583

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2020	Trading Gains/(Losses) for the Six Months Ended June 30, 2019
Agriculture Contracts	$302,548	$(4,267,334)
Energy Contracts	8,388,598	(3,617,300)
Metal Contracts	6,898,022	(4,651,879)
Stock Indices Contracts	(44,329,502)	17,713,903
Short-Term Interest Rate Contracts	16,089,131	15,804,218
Long-Term Interest Rate Contracts	4,701,227	21,791,572
Forward Currency Contracts	11,728,678	(6,637,033)
Total	$3,778,702	$36,136,147

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2020	Trading Gains/(Losses) for the Three Months Ended June 30, 2019
Futures trading gains (losses):
Realized**	$(580,036)	$27,012,737
Change in unrealized	(3,566,534)	(3,180,799)
Forward currency trading gains (losses):
Realized**	7,615,530	(3,458,977)
Change in unrealized	(21,037,875)	347,622
Total	$(17,568,915)	$20,720,583

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2020	Trading Gains/(Losses) for the Six Months Ended June 30, 2019
Futures trading gains (losses):
Realized***	$(17,585,392)	$38,345,084
Change in unrealized	9,635,416	4,428,096
Forward currency trading gains (losses):
Realized***	12,771,391	4,373,560
Change in unrealized	(1,042,713)	(11,010,593)
Total	$3,778,702	$36,136,147

**
For the three months ended June 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $143,443 and $168,272, respectively; and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $185,628 and $73,883, respectively.

***
For the six months ended June 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $196,312 and $261,317, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(1,511,485) and $73,883, respectively.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
For the three months ended June 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 38,000 and 46,100, respectively, and the monthly average of notional value of forward currency contracts was $1,915,100,000 and $3,620,300,000, respectively.

For the six months ended June 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 48,900 and 49,200, respectively, and the monthly average of notional value of forward currency contracts was $2,120,900,000 and $3,556,800,000, respectively.

Open contracts generally mature within three months; as of June 30, 2020, the latest maturity date for open futures contracts is September 2021 and the latest maturity date for open forward currency contracts is September 2020. However, the Trust intends to close all futures and forward currency contracts prior to maturity.

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

The amount of required margin and good faith deposits with the futures broker and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2020 and December 31, 2019 was $44,869,299 and $53,641,527, respectively, which equals approximately 15% and 17% of Net Asset Value, respectively. The cash deposited with the interbank market maker at June 30, 2020 and December 31, 2019 was $36,692,833 and $44,667,046, respectively, which equals approximately 12% and 14% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents and restricted cash at interbank market makers. Included in cash deposits with the futures brokers and interbank market maker at June 30, 2020 and December 31, 2019 was restricted cash for margin requirements of $34,608,942 and $34,464,229, respectively, which equals approximately 12% and 11% of Net Asset Value, respectively.

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,344,196	$(6,542,937)	$801,259
Futures contracts	Goldman Sachs & Co. LLC	6,765,740	(6,071,520)	694,220
Forward currency contracts	NatWest Markets plc	11,387,207	(11,387,207)	0
Total derivatives		$25,497,143	$(24,001,664)	$1,495,479

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2020
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$801,259	$0	$0	$801,259
Goldman Sachs & Co. LLC	694,220	0	0	694,220
NatWest Markets plc	0	0	0	0
Total	$1,495,479	$0	$0	$1,495,479

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,542,937	$(6,542,937)	$0
Futures contracts	Goldman Sachs & Co. LLC	6,071,520	(6,071,520)	0
Forward currency contracts	NatWest Markets plc	15,093,597	(11,387,207)	3,706,390
Total derivatives		$27,708,054	$(24,001,664)	$3,706,390

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2020
	Net Amounts of Unrealized loss	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	3,706,390	0	(3,706,390)	0
Total	$3,706,390	$0	$(3,706,390)	$0

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,396,065	$(5,396,065)	$0
Futures contracts	Goldman Sachs & Co. LLC	5,228,966	(5,228,966)	0
Forward currency contracts	NatWest Markets plc	23,303,459	(23,303,459)	0
Total derivatives		$33,928,490	$(33,928,490)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co. LLC	0	0	0	0
NatWest Markets plc	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,348,737	$(5,396,065)	$3,952,672
Futures contracts	Goldman Sachs & Co. LLC	9,416,231	(5,228,966)	4,187,265
Forward currency contracts	NatWest Markets plc	25,967,136	(23,303,459)	2,663,677
Total derivatives		$44,732,104	$(33,928,490)	$10,803,614

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized loss	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$3,952,672	$0	$(3,952,672)	$0
Goldman Sachs & Co. LLC	4,187,265	0	(4,187,265)	0
NatWest Markets plc	2,663,677	0	(2,663,677)	0
Total	$10,803,614	$0	$(10,803,614)	$0

Table of Contents	THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS JUNE 30, 2020
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

Note 12. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2020 and December 31, 2019, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2020 and 2019, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2020 and December 31, 2019, the results of operations and financial highlights for the three months and six months ended June 30, 2020 and 2019, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, the aggregate capitalization of the Trust was $299,012,023 with Series A, Series B, Series D and Series W comprising $232,671,326, $35,146,497, $4,815,056 and $26,379,144, respectively, of the total. The Net Asset Value per Unit was $2,545.55 for Series A, $2,792.92 for Series B, $1,039.25 for Series D and $3,039.98 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2020 and 2019 for Series A were (0.87)% and 10.33%, Series B were (0.63)% and 10.61%, Series D were (0.25)% and 11.02% and Series W were 0.12% and 11.44%, respectively.

2020 (For the Six Months Ended June 30)

Of the (0.87)% return for the six months ended June 30, 2020 for Series A, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (2.77)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the (0.63)% return for the six months ended June 30, 2020 for Series B, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (2.53)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the (0.25)% return for the six months ended June 30, 2020 for Series D, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (2.15)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 0.12% return for the six months ended June 30, 2020 for Series W, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (1.78)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2020, the Trust accrued management fees in the amount of $5,649,675 and paid management fees in the amount of $6,143,667. No performance fees were accrued or paid during these periods.

An analysis of the 1.04% gross trading gains for the Trust for the six months ended June 30, 2020 by sector is as follows:

Sector	% Gain (Loss)
Commodities	4.49%
Currencies	3.79
Interest Rates	6.28
Stock Indices	(13.52)
1.04%

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

Gains from interest rate, foreign exchange, and commodity positions led to a profitable February for the Trust, while stock index holdings produced some partially offsetting losses. Long positioning in Australia and the United States continued to benefit as prices advanced on flight to safety buying sparked by the worsening COVID-19 coronavirus epidemic. Investors aggressively sought the safety of fixed income instruments, sending global yields tumbling and expectations for further central bank stimulus soaring. In the foreign exchange sector, positive returns were generated in the developed and emerging market currencies. Short positions on the Australian dollar and Norwegian krone (against long the US dollar) provided some of the best profits for the sector. These commodity-linked currencies came under renewed selling pressure during February. The widening spread of COVID-19 to countries outside of China, such as Japan, South Korea, and Italy, sparked new concerns that global economic growth would slow materially, thus blunting the demand for raw materials. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. The expanding COVID-19 outbreak is widely expected to negatively impact demand for base metal, petroleum, and beef products. Downward price pressure was further intensified by a strong US dollar as well as technical selling. Global stock index trading produced losses for the Trust during February with the greatest declines seen in Australia, Japan, and the United States. Long positioning across most global stock indexes generally profited during the first two-thirds of the month. However, late in February global stock indexes experienced steep sell-offs sparked by the coronavirus’s quick spread to countries outside of China where it initially began. World economic growth fears and supply chain disruption concerns spread rapidly, sending most global stock indexes sharply lower.

The Trust had an unprofitable March, with losses coming from stock index and interest rate holdings, while foreign exchange and commodity positions contributed some partially offsetting gains during the month. Global stock index trading produced the largest losses for the Trust, with the greatest declines seen in the United States, Australia, and Canada. Long positioning across most global stock indexes suffered severely as equity indexes experienced very sharp sell-offs during the month. The COVID-19 virus spread quickly throughout Europe and North America prompting containment measures in the form of “stay at home” directives, closures, and shutdowns that sharply curtailed economic activity. Global central banks and governments took unprecedented steps in an effort to soften the financial impact from the virus, but fear over the length and depth of the growth slowdown sent risky assets sharply lower. Interest rate positions from long-dated instruments contributed small additional losses during the month. Short positioning on US 10-year notes and US long bonds suffered amid the flight-to-safety scramble that ensued due to the severe economic upheaval wrought by the COVID-19 virus. Long positioning across global short-dated instruments helped to partially offset losses within the sector. Profits were dominated by short positions on the commodity currencies (versus long the USD), specifically in the Norwegian krone. The US dollar was sharply higher during the month amid the extreme flight-to-quality moves. Adding further downward pressure on oil-linked currencies, the petroleum markets sold off severely when tensions escalated between OPEC and Russia, and Saudi Arabia made the decision to ramp up production. Commodity holdings produced additional profits for the Trust during the month. Short positioning on the industrial metal, energy, and meat complexes profited from a decline in prices. The expanding COVID-19 pandemic is widely expected to negatively impact demand for base metal, petroleum, and beef products. Downward price pressure was further intensified by a strong US dollar as well as technical selling.

The Trust’s losses in April came from foreign exchange and interest rate holdings, while stock index and commodity positions contributed some partially offsetting gains during the month. Short positioning on several of the developed market currencies, namely the Australian dollar and New Zealand dollar, produced losses when those currencies rallied on a partial lifting of COVID-19 containment measures in those countries.  Interest rate positions from long-dated instruments contributed additional losses to the portfolio.  Long positions on Australian 10-year bonds suffered after the RBA tapered bond-buying operations and the country became one of the first to meaningfully ease lockdown restrictions.  Short German Bund positions added to losses as Germany’s debt rallied versus periphery European bonds with Germany weathering the effects of COVID-19 better than their Eurozone counterparts. Stock indexes rebounded considerably from the oversold conditions seen during March as the United States and other countries laid out plans to reopen their economies from the COVID-19 lockdown that has proven to be very damaging to local, regional, and global economic growth.  The Trust held a mixture of long and short positioning across global stock indexes during the month.  Ultimately the gains on long positions more than offset losses experienced on any short holdings, leading to positive net P&L within the sector.  Commodity holdings produced additional partially offsetting profits for the Trust during the month.  Short positioning on the petroleum complex produced a bulk of the sector’s profits.  Crude oil sold off sharply on the lethal combination of COVID-19 “stay at home” induced demand destruction linked with a shortage of available storage capacity.  The May WTI futures contract went below zero for the first time in history as long holders scrambled to sell before contract expiration in order to avoid taking physical delivery given the scarcity of demand and lack of available storage space.

Losses in May once again came from foreign exchange, as well as commodity and stock index holdings, while interest rate positions contributed some gains. May’s short positioning on several of the so-called commodity currencies, namely the Norwegian krone and Australian dollar, produced losses when those currencies rallied strongly.  Fueling the run-up was a sharp rebound in many beaten down commodity markets, specifically the energy complex, as optimism grew that the worst of the COVID-19 crisis was over.  A long position on the Canadian dollar (versus short the US dollar) contributed some partially offsetting gains for the sector on the same commodity currency drivers cited above. Commodity holdings produced additional losses for the Trust during the month.  Short positioning on the energy, grain, and industrial metal complexes showed losses as those markets rallied driven by the improving COVID-19 crisis.  A long holding on precious metals, specifically silver, produced some partially offsetting gains for the sector as expected industrial demand overwhelmed limited supplies of the metal. Short positioning on stock indexes in Europe and Japan suffered as most global stock indices continued to bounce higher from the March COVID-19 crisis lows.  Regional economic re-openings linked with no new major spikes in coronavirus cases fueled the equity optimism.  A long position on the Hong Kong Hang Seng index added to sector losses as that market was one of the few global indexes to sell-off during May.  China’s legislature approved a proposal to impose a highly contentious national security law in the semi-autonomous territory which sparked the regional equity sell-off. Interest rate positions from both long and short-dated instruments contributed partially offsetting gains to the Trust in May.  A short position on the German 10-year note was one of the most profitable markets in the sector.  The German Bund sold-off during the month (prices lower and yields higher) as signs of improvement in the coronavirus crisis caused traders to shun safe haven assets in favor of riskier ones.

Foreign exchange trading in both the emerging and developed markets produced losses for the Trust during June.  The greatest declines were seen in the Norwegian krone, Australian dollar, and certain Latin American currencies.  These commodity-linked currencies strengthened to start the month, causing some strategies to cover their previously held long positions, only to reverse those moves later in June.  The investor exuberance over additional government stimulus and the economic re-openings quickly wore off on reports of increasing COVID-19 infection outbreaks. Short soft commodity and industrial metal holdings suffered as the dollar weakened early in the month and as optimism over a rapid recovery in economic growth bolstered prices.  Short grain positions produced losses on the last trading day of the month as the grain complex rallied sharply after the USDA reported acreage that trailed estimates.  Within the energy sub-sector, a short natural gas holding provided some offsetting gains amid plummeting US gas exports as well as shifting weather and market supply dynamics. Meanwhile, stock index trading generated some offsetting gains. The Trust held a mix of long and short positions across the traded universe of indexes and showed a gain in Asia and North America, but partially offsetting losses were realized in Europe.  Most global indexes experienced a choppy month amid mixed coronavirus news coupled with hopes for more stimulus from central banks. Interest rate positions from long-dated instruments also contributed small offsetting gains during the month.  The Bank of Japan signaled plans to buy more shorter-maturity bonds which caused the yield curve to steepen and benefited our short positioning on longer-dated Japanese government bonds.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by    market category as of June 30, 2020 and December 31, 2019 and the trading gains/losses by market category for the six months ended June 30, 2020 and the year ended December 31, 2019.

	June 30, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.70%	4.49%
Currencies	0.54%	3.79%
Interest Rates	0.58%	6.28%
Stock Indices	0.28%	(13.52)%
Aggregate/Total	1.35%	1.04%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2020.

Of the (0.87)% return for the six months ended June 30, 2020 for Series A, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (2.77)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the (0.63)% return for the six months ended June 30, 2020 for Series B, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (2.53)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the (0.25)% return for the six months ended June 30, 2020 for Series D, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (2.15)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 0.12% return for the six months ended June 30, 2020 for Series W, approximately 1.04% was due to trading gains (before commissions) and approximately 0.86% due to investment income, offset by approximately (1.78)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2020 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2020.

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

During the six months ended June 30, 2020, the Trust operated as normal during the coronavirus (“COVID-19”) outbreak. The Trust had access to and the ability to trade in approved markets. There were no disruptions in the Trust’s accounting processes, transfer agent processes or cash processes including the ability to pay redemptions and meet margin requirements.

The future impact of the COVID-19 outbreak on the financial performance of the Trust’s investments will depend on future developments, including the duration and spread of the virus and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Trust’s ability to trade and investment results may be materially affected.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of June 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2020 and 2019, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2020 and 2019, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of June 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2020 and 2019, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2020 and 2019, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 14, 2020	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer