Form 10-Q
period 2020-09-30
CAMPBELL FUND TRUST
filed 2020-11-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

The Registrant has no voting stock. As of September 30, 2020, there were 88,379.280 Series A Units, 11,973.383 Series B Units, 5,010.803 Series D Units, and 8,752.772 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$11,543,668	4.24%
	Credit Cards	1,036,645	0.38%
	Equipment Loans	2,449,705	0.90%
	Utility Rate Reduction Bonds	17,284	0.01%
	Total Asset Backed Securities (cost $14,947,861)	15,047,302	5.53%

	Bank Deposits
	United States
	Financials	3,126,104	1.15%
	Total Bank Deposits (cost $3,125,294)	3,126,104	1.15%

	Commercial Paper
	Australia
	Financials (cost $399,685)	399,953	0.15%
	Norway
	Financials (cost $1,339,302)	1,339,526	0.49%
	United Kingdom
	Financials (cost $1,363,162)	1,363,112	0.50%
	United States
	Communications	5,601,715	2.06%
	Consumer Discretionary	6,517,579	2.40%
	Consumer Staples	2,374,292	0.87%
	Energy	8,102,539	2.98%
	Financials	34,456,178	12.67%
	Industrials	2,278,992	0.84%
	Utilities	12,568,954	4.62%
	Total United States (cost $71,865,587)	71,900,249	26.44%
	Total Commercial Paper (cost $74,967,736)	75,002,840	27.58%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,598,849	1.32%
	Canada
	Financials (cost $7,599,938)	7,616,962	2.80%
	Germany
	Consumer Discretionary (cost $3,814,278)	3,836,865	1.41%
	Switzerland
	Financials (cost $2,449,461)	2,484,933	0.91%
	United Kingdom
	Financials (cost $3,860,000)	3,871,169	1.42%
	United States
	Communications	966,606	0.36%
	Consumer Discretionary	10,782,568	3.96%
	Energy	4,495,111	1.65%
	Financials	18,564,627	6.83%
	Health Care	1,599,609	0.59%
	Industrials	4,895,487	1.80%
	Materials	875,610	0.32%
	Technology	5,862,540	2.16%
	Total United States (cost $47,748,676)	48,042,158	17.67%
	Total Corporate Bonds (cost $69,057,353)	$69,450,936	25.53%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2020 (Unaudited)
 FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$4,660,000	U.S. Treasury Bills * Due 10/15/2020	$4,659,860	1.71%
$25,125,000	U.S. Treasury Bills * Due 11/12/2020	25,122,337	9.24%
$14,092,500	U.S. Treasury Bills * Due 12/17/2020	14,089,710	5.18%
	Total Government and Agency Obligations (cost $43,871,616)	43,871,907	16.13%
	Total Fixed Income Securities **
	(cost $205,969,860)	$206,499,089	75.92%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,379,894	0.51%
Energy	(9,120)	0.00%
Metals	451,282	0.16%
Stock indices	(514,745)	(0.19)%
Short-term interest rates	72,431	0.03%
Long-term interest rates	1,159,312	0.43%
Net unrealized gain (loss) on long futures contracts	2,539,054	0.94%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(149,188)	(0.06)%
Energy	1,692,435	0.62%
Metals	565,611	0.21%
Stock indices	(143,834)	(0.05)%
Short-term interest rates	69,424	0.03%
Long-term interest rates	(93,919)	(0.04)%
Net unrealized gain (loss) on short futures contracts	1,940,529	0.71%
Net unrealized gain (loss) on open futures contracts	$4,479,583	1.65%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(9,748,120)	(3.58)%
Various short forward currency contracts	8,328,331	3.06%
Net unrealized gain (loss) on open forward currency contracts	$(1,419,789)	(0.52)%

CREDIT DEFAULT SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $988,242)	$828,546	0.30%
Total credit default swaps (net cost $988,242)	$828,546	0.30%

INTEREST RATES SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $561,006)	$911,130	0.33%
Centrally cleared interest rate swaps - Pay fixed (net cost $4,695)	(2,962)	0.00%
Total interest rate swaps (net cost $565,701)	$908,168	0.33%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $43,871,907 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,837,798	5.12%
	Credit Cards	2,675,309	0.86%
	Equipment Loans	618,295	0.20%
	Utility Rate Reduction Bond	544,640	0.18%
	Total Asset Backed Securities (cost $19,601,083)	19,676,042	6.36%

	Bank Deposits
	Singapore
	Financials ($2,837,086)	2,837,107	0.92%
	United States
	Financials ($2,392,198)	2,393,483	0.77%
	Total Bank Deposits (cost $5,229,284)	5,230,590	1.69%

	Commercial Paper
	Australia
	Financials (cost $2,486,462)	2,485,923	0.80%
	Canada
	Financials (cost $999,632)	999,620	0.32%
	Sweden
	Financials (cost $2,990,273)	2,990,613	0.97%
	Switzerland
	Financials (cost $4,296,981)	4,297,185	1.39%
	United States
	Communications	2,995,139	0.97%
	Consumer Discretionary	26,514,040	8.57%
	Consumer Staples	4,537,769	1.47%
	Financials	23,493,503	7.59%
	Industrials	1,997,585	0.64%
	Utilities	24,091,267	7.78%
	Total United States (cost $83,630,421)	83,629,303	27.02%
	Total Commercial Paper (cost $94,403,769)	94,402,644	30.50%

	Corporate Bonds
	Canada
	Financials	5,910,253	1.91%
	Industrials	1,595,400	0.52%
	Total Canada (cost $7,494,451)	7,505,653	2.43%
	Germany
	Consumer Discretionary (cost $5,147,253)	5,166,625	1.67%
	Japan
	Financials (cost $2,020,000)	2,020,373	0.65%
	United Kingdom
	Energy	2,120,364	0.69%
	Financials	3,873,831	1.25%
	Total United Kingdom (cost $5,979,474)	5,994,195	1.94%
	United States
	Communications	3,078,403	0.99%
	Consumer Discretionary	14,140,035	4.57%
	Consumer Staples	3,547,193	1.14%
	Energy	6,047,117	1.95%
	Financials	23,371,727	7.55%
	Industrials	5,427,486	1.75%
	Materials	884,220	0.29%
	Technology	5,066,126	1.64%
	Utilities	2,348,096	0.76%
	Total United States (cost $63,778,285)	63,910,403	20.64%
	Total Corporate Bonds (cost $84,419,463)	$84,597,249	27.33%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$4,160,000	U.S. Treasury Bills * Due 01/02/2020	$4,160,000	1.34%
$4,500,000	U.S. Treasury Bills * Due 01/16/2020	4,497,563	1.45%
$27,690,000	U.S. Treasury Bills * Due 02/13/2020	27,642,108	8.93%
$17,392,500	U.S. Treasury Bills * Due 03/12/2020	17,341,856	5.60%
	Total Government And Agency Obligations (cost $53,635,500)	53,641,527	17.32%
	Total Fixed Income Securities ** (cost $257,289,099)	$257,548,052	83.20%

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,780)	$4,780	0.00%
Total Short Term Investments (cost $4,780)	$4,780	0.00%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$111,797	0.04%
Energy	897,502	0.29%
Metals	2,205,166	0.71%
Stock indices	91,738	0.03%
Short-term interest rates	(765,294)	(0.25)%
Long-term interest rates	(4,935,840)	(1.59)%
Net unrealized gain (loss) on long futures contracts	(2,394,931)	(0.77)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(2,850,079)	(0.92)%
Energy	588,691	0.19%
Metals	(4,618,405)	(1.49)%
Stock indices	79,410	0.03%
Short-term interest rates	(412)	0.00%
Long-term interest rates	1,055,789	0.34%
Net unrealized gain (loss) on short futures contracts	(5,745,006)	(1.85)%
Net unrealized gain (loss) on open futures contracts	$(8,139,937)	(2.62)%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$22,090,636	7.14%
Various short forward currency contracts	(24,754,313)	(8.00)%
Net unrealized gain (loss) on open forward currency contracts	$(2,663,677)	(0.86)%

*	Pledged as collateral for the trading of futures positions.
**	Included in fixed income securities are U.S. Treasury Bills with a fair value of $53,641,527 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

	September 30, 2019	December 31, 2019
ASSETS
Equity in futures brokers trading accounts
Cash	$16,137,322	$15,751,729
Restricted cash	566,829	4,648,990
Fixed income securities (cost $43,871,616 and $53,635,500, respectively)	43,871,907	53,641,527
Net unrealized gain (loss) on open futures contracts	4,479,583	(8,139,937)
Total equity in futures brokers trading accounts	65,055,641	65,902,309

Cash and cash equivalents	1,151,191	1,118,945
Cash at interbank market maker	11,910,603	14,851,807
Restricted cash at interbank market maker	23,420,947	29,815,239
Cash at swaps broker	3,592,697	0
Restricted cash at swaps broker	9,338,134	0
Short term investments (cost $0 and $4,780, respectively)	0	4,780
Fixed income securities (cost $162,098,244 and $203,653,599, respectively)	162,627,182	203,906,525
Credit default index swaps (cost $988,242 and $0, respectively)	828,546	0
Interest rate swaps (cost $565,701 and $0, respectively)	908,168	0
Due from swaps broker	32,839	0
Interest receivable	278,900	635,953
Total assets	$279,144,848	$316,235,558

LIABILITIES
Accounts payable	$195,062	$327,900
Management fee payable	461,939	995,719
Net unrealized loss on forward currency contracts	1,419,789	2,663,677
Accrued commissions and other trading fees on open contracts	60,309	183,841
Offering costs payable	102,095	114,869
Sales commission payable	404,029	0
Redemptions payable	4,521,281	2,442,931
Total liabilities	7,164,504	6,728,937
UNITHOLDERS’ CAPITAL (Net Asset Value)
Series A Units - Redeemable
Other Unitholders - 88,379.280 and 95,005.038 units outstanding at September 30, 2020 and December 31, 2019	210,687,834	243,974,281
Series B Units - Redeemable
Other Unitholders - 11,973.383 and 13,005.349 units outstanding at September 30, 2020 and December 31, 2019	31,356,539	36,551,654
Series D Units - Redeemable
Other Unitholders - 5,010.803 and 3,366.350 units outstanding at September 30, 2020 and December 31, 2019	4,892,124	3,507,300
Series W Units - Redeemable
Other Unitholders - 8,752.772 and 8,389.889 units outstanding at September 30, 2020 and December 31, 2019	25,043,847	25,473,386
Total unitholders’ capital (Net Asset Value)	271,980,344	309,506,621
Total liabilities and unitholders’ capital (Net Asset Value)	$279,144,848	$316,235,558

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(14,195,388)	$30,127,764	$(31,779,232)	$68,472,848
Change in unrealized	2,984,104	(10,072,681)	12,619,520	(5,644,585)
Brokerage commissions	(631,218)	(470,721)	(1,683,521)	(1,491,863)
Net gain (loss) from futures trading	(11,842,502)	19,584,362	(20,843,233)	61,336,400

Forward currency trading gains (losses)
Realized	(6,854,797)	(573,244)	5,916,594	3,800,316
Change in unrealized	2,286,601	5,440,788	1,243,888	(5,569,805)
Brokerage commissions	(56,133)	(56,975)	(144,436)	(208,988)
Net gain (loss) from forward currency trading	(4,624,329)	4,810,569	7,016,046	(1,978,477)

Swap trading gains (losses)
Realized	525,424	0	525,424	0
Change in unrealized	182,771	0	182,771	0
Net gain (loss) from swap trading	708,195	0	708,195	0
Total net trading gain (loss)	(15,758,636)	24,394,931	(13,118,992)	59,357,923

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	438,509	1,963,269	2,770,031	6,063,413
Realized gain (loss) on fixed income securities	37,264	10,418	65,675	14,468
Change in unrealized gain (loss) on fixed income securities	(91,915)	39,047	270,276	709,628
Total investment income	383,858	2,012,734	3,105,982	6,787,509

Expenses
Management fee	1,428,214	3,359,726	7,077,889	9,695,861
Performance fee	0	21,165	0	21,165
Operating expenses	239,824	273,180	706,390	800,984
Sales commission	1,285,066	0	1,738,565	0
Total expenses	2,953,104	3,654,071	9,522,844	10,518,010
Net investment income (loss)	(2,569,246)	(1,641,337)	(6,416,862)	(3,730,501)
NET INCOME (LOSS)	$(18,327,882)	$22,753,594	$(19,535,854)	$55,627,422

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(158.43)	$182.38	$(166.55)	$425.47
Series B	$(173.13)	$201.33	$(181.64)	$463.18
Series D	$(62.26)	$54.96	$(83.13)	$164.08
Series W	$(175.47)	$230.00	$(172.20)	$544.22

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(161.64)	$178.01	$(184.10)	$424.18
Series B	$(174.07)	$198.18	$(191.66)	$473.43
Series D	$(62.93)	$62.39	$(65.55)	$168.93
Series W	$(178.73)	$224.89	$(174.95)	$540.86

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	90,597.713	98,909.779	92,561.559	103,422.686
Series B	12,370.216	13,322.219	12,672.240	14,214.142
Series D	4,754.203	1,724.770	4,146.531	1,609.926
Series W	8,757.813	8,422.307	8,556.163	8,776.466

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$(19,535,854)	$55,627,422
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(14,316,455)	10,504,762
(Increase) decrease in interest receivable	357,053	267,540
(Increase) decrease in due from swaps broker	(32,839)	0
Increase (decrease) in accounts payable and accrued expenses	(386,121)	50,756
Payments for swap contracts	(11,120,872)	0
Proceeds from swap contracts	9,566,929	0
Purchases of investments	(1,912,501,506)	(1,287,177,662)
Sales/maturities of investments	1,963,825,525	1,284,874,509
Net cash from (for) operating activities	15,855,860	64,147,327

Cash flows from (for) financing activities
Addition of units	8,610,446	11,853,876
Redemption of units	(23,501,498)	(64,014,197)
Offering costs paid	(1,033,795)	(1,111,234)
Net cash from (for) financing activities	(15,924,847)	(53,271,555)

Net increase (decrease) in cash, cash equivalents and restricted cash	(68,987)	10,875,772

Cash, cash equivalents and restricted cash at beginning of period	66,186,710	67,746,528
Cash, cash equivalents and restricted cash at end of period	$66,117,723	$78,622,300

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2020	December 31, 2019
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$16,137,322	$15,751,729
Restricted cash	566,829	4,648,990
Cash and cash equivalents	1,151,191	1,118,945
Cash at interbank market maker	11,910,603	14,851,807
Restricted cash at interbank market maker	23,420,947	29,815,239
Cash at swaps broker	3,592,697	0
Restricted cash at swaps broker	9,338,134	0
Total cash, cash equivalents and restricted cash at end of period	$66,117,723	$66,186,710

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2020

Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss) for the three months ended March 31, 2020		13,283,425		1,992,123
Additions	380.679	1,036,884	0.000	0
Redemptions	(2,307.266)	(6,263,995)	(239.509)	(714,415)
Offering costs		(322,990)		0
Balances at March 31, 2020	93,078.451	$251,707,605	12,765.840	$37,829,362

Net income (loss) for the three months ended June 30, 2020		(14,345,960)		(2,152,270)
Additions	783.671	2,071,421	2.349	6,564
Redemptions	(2,458.985)	(6,456,980)	(184.065)	(537,159)
Offering costs		(304,760)		0
Balances at June 30, 2020	91,403.137	$232,671,326	12,584.124	$35,146,497

Net income (loss) for the three months ended September 30, 2020		(14,353,400)		(2,141,697)
Additions	159.755	390,582	6.992	18,750
Redemptions	(3,183.612)	(7,743,225)	(617.733)	(1,667,011)
Offering costs		(277,449)		0
Balances at September 30, 2020	88,379.280	$210,687,834	11,973.383	$31,356,539

Nine Months Ended September 30, 2019

Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227
Net income (loss) for the three months ended March 31, 2019		10,959,406		1,636,947
Additions	402.786	966,271	29.109	78,844
Redemptions	(8,230.105)	(19,795,854)	(1,684.043)	(4,411,610)
Offering costs		(376,105)		0
Balances at March 31, 2019	103,661.437	$257,469,360	14,124.891	$38,258,408

Net income (loss) for the three months ended June 30, 2019		15,004,346		2,264,553
Additions	2,299.229	5,873,079	0.000	0
Redemptions	(6,398.768)	(16,266,862)	(643.330)	(1,822,852)
Offering costs		(281,414)		0
Balances at June 30, 2019	99,561.898	$261,798,509	13,481.561	$38,700,109

Net income (loss) for the three months ended September 30, 2019		18,039,515		2,682,188
Additions	1,804.464	5,154,277	0.000	0
Redemptions	(3,331.196)	(9,407,495)	(369.314)	(1,143,746)
Offering costs		(349,413)		0
Balances at September 30, 2019	98,035.166	$275,235,393	13,112.247	$40,238,551

Net Asset Value per Other Unitholders’ Unit - Series A
September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,383.91	$2,545.55	$2,704.25	$2,568.01

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$2,807.52	$2,629.51	$2,483.75	$2,383.34

Net Asset Value per Other Unitholders’ Unit - Series B
September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,618.85	$2,792.92	$2,963.33	$2,810.51

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$3,068.78	$2,870.60	$2,708.58	$2,595.35

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2020

Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss) for the three months ended March 31, 2020		199,390		1,512,515	16,987,453
Additions	645.496	713,740	454.565	1,469,957	3,220,581
Redemptions	(94.688)	(104,213)	(394.076)	(1,267,863)	(8,350,486)
Offering costs		(5,038)		(33,974)	(362,002)
Balances at March 31, 2020	3,917.158	$4,311,179	8,450.378	$27,154,021	$321,002,167

Net income (loss) for the three months ended June 30, 2020		(248,077)		(1,449,118)	(18,195,425)
Additions	815.382	866,454	308.715	969,559	3,913,998
Redemptions	(99.350)	(109,065)	(81.679)	(261,959)	(7,365,163)
Offering costs		(5,435)		(33,359)	(343,554)
Balances at June 30, 2020	4,633.190	$4,815,056	8,677.414	$26,379,144	$299,012,023

Net income (loss) for the three months ended September 30, 2020		(296,012)		(1,536,773)	(18,327,882)
Additions	377.613	379,026	231.505	687,509	1,475,867
Redemptions	0.000	0	(156.147)	(453,963)	(9,864,199)
Offering costs		(5,946)		(32,070)	(315,465)
Balances at September 30, 2020	5,010.803	$4,892,124	8,752.772	$25,043,847	$271,980,344

Nine Months Ended September 30, 2019

Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934
Net income (loss) for the three months ended March 31, 2019		71,088		1,230,838	13,898,279
Additions	0.000	0	16.012	43,708	1,088,823
Redemptions	0.000	0	(521.852)	(1,483,217)	(25,690,681)
Offering costs		(1,923)		(32,369)	(410,397)
Balances at March 31, 2019	1,569.589	$1,586,243	8,801.113	$25,463,947	$322,777,958

Net income (loss) for the three months ended June 30, 2019		98,275		1,608,375	18,975,549
Additions	45.684	49,023	63.879	190,008	6,112,110
Redemptions	(51.255)	(53,220)	(431.580)	(1,272,851)	(19,415,785)
Offering costs		(2,009)		(32,463)	(315,886)
Balances at June 30, 2019	1,564.018	$1,678,312	8,433.412	$25,957,016	$328,133,946

Net income (loss) for the three months ended September 30, 2019		94,797		1,937,094	22,753,594
Additions	819.067	935,309	61.448	202,023	6,291,609
Redemptions	0.000	0	(154.739)	(515,786)	(11,067,027)
Offering costs		(2,487)		(34,887)	(386,787)
Balances at September 30, 2019	2,383.085	$2,705,931	8,340.121	$27,545,460	$345,725,335

Net Asset Value per Other Unitholders’ Unit - Series D
September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$976.32	$1,039.25	$1,100.59	$1,041.87

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$1,135.47	$1,073.08	$1,010.61	$966.54

Net Asset Value per Other Unitholders’ Unit - Series W
September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,861.25	$3,039.98	$3,213.35	$3,036.20

September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
$3,302.77	$3,077.88	$2,893.26	$2,761.91

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units the three months and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,545.55	$2,629.51	$2,568.01	$2,383.34

Income (loss) from operations:
Total net trading gains (losses) (1)	(135.32)	195.78	(116.40)	465.70
Net investment income (loss) (1)	(23.26)	(14.24)	(57.92)	(31.78)
Total net income (loss) from operations	(158.58)	181.54	(174.32)	433.92
Offering costs (1)	(3.06)	(3.53)	(9.78)	(9.74)
Net asset value per unit at end of period	$2,383.91	$2,807.52	$2,383.91	$2,807.52
Total Return (4)	(6.35)%	6.77%	(7.17)%	17.80%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.31%	4.41%	4.34%	4.39%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.31%	4.41%	4.34%	4.39%
Net investment income (loss) (2),(3)	(3.78)%	(2.06)%	(2.98)%	(1.66)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of transfers and redemptions.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units the three months and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,792.92	$2,870.60	$2,810.51	$2,595.35

Income (loss) from operations:
Total net trading gains (losses) (1)	(148.54)	213.72	(128.19)	507.92
Net investment income (loss) (1)	(25.53)	(15.54)	(63.47)	(34.49)
Total net income (loss) from operations	(174.07)	198.18	(191.66)	473.43
Net asset value per unit at end of period	$2,618.85	$3,068.78	$2,618.85	$3,068.78
Total Return (4)	(6.23)%	6.90%	(6.82)%	18.24%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.42%	4.34%	4.40%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.32%	4.42%	4.34%	4.40%
Net investment income (loss) (2),(3)	(3.78)%	(2.06)%	(2.98)%	(1.66)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of transfers and redemptions.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units the three months and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,039.25	$1,073.08	$1,041.87	$966.54

Income (loss) from operations:
Total net trading gains (losses) (1)	(55.29)	78.37	(47.66)	189.39
Net investment income (loss) (1)	(6.39)	(14.54)	(13.93)	(16.47)
Total net income (loss) from operations	(61.68)	63.83	(61.59)	172.92
Offering costs (1)	(1.25)	(1.44)	(3.96)	(3.99)
Net asset value per unit at end of period	$976.32	$1,135.47	$976.32	$1,135.47
Total Return (4)	(6.06)%	5.81%	(6.29)%	17.48%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.05%	3.04%	3.02%	3.04%
Performance fee (4)	0.00%	1.06%	0.00%	1.23%
Total expenses	3.05%	4.10%	3.02%	4.27%
Net investment income (loss) (2),(3)	(2.52)%	(0.78)%	(1.74)%	(0.41)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of transfers and redemptions.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units the three months and nine months ended September 30, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,039.98	$3,077.88	$3,036.20	$2,761.91

Income (loss) from operations:
Total net trading gains (losses) (1)	(161.88)	229.15	(140.69)	543.94
Net investment income (loss) (1)	(13.19)	(0.12)	(22.64)	8.28
Total net income (loss) from operations	(175.07)	229.03	(163.33)	552.22
Offering costs (1)	(3.66)	(4.14)	(11.62)	(11.36)
Net asset value per unit at end of period	$2,861.25	$3,302.77	$2,861.25	$3,302.77
Total Return (4)	(5.88)%	7.31%	(5.76)%	19.58%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.31%	2.36%	2.31%	2.36%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.31%	2.36%	2.31%	2.36%
Net investment income (loss) (2),(3)	(1.78)%	(0.02)%	(0.97)%	0.37%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of transfers and redemptions.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures  contracts, forward currency contracts, and centrally cleared swap contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective July 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series D and Series W commenced trading on October 1, 2008, October 1, 2017 and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1.G., Note 1.I., Note 2, Note 3 and Note 10 for an explanation of allocations and Series specific charges.

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

The Trust meets the definition of an investment company according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946-10, Financial Services – Investment Companies.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Realized gains or losses on spot trades associated with forward currency contract trading are included in realized gains or losses from forward currency trading. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Centrally cleared credit default swaps and interest rate swap transactions are recorded on the trade date. Realized gains or losses are determined using the identified cost method. The fair value of centrally cleared swap contracts is determined by using current market quotations provided by an independent external pricing source. Valuation using an external pricing source involves the use of observable inputs in accordance with the fair value hierarchy. Any change in net unrealized gain or loss from the prior period is reported in the Statements of Operations. Period payments received or paid on swap contracts, commissions and fees associated with trading the swap contracts and cash payments received or made due to the underlying obligation in the event of a credit event are recorded as part of “Swap trading gains (losses) – Realized” in the Statements of Operations.

The daily exchange of variation margin associated with a CCCH centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, the Trust accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap and future derivative asset or liability, respectively. The carrying amount of centrally cleared interest rate swaps and futures reflected in the Trust’s consolidated balance sheets is equal to the unsettled fair value of such instruments.

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

D. Fair Value

The Trust follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Trust’s exchange-traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data. For centrally cleared swap contracts, the Trust uses current market quotations provided by an independent external pricing source to determine fair value. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2020 and December 31, 2019, and for the periods ended September 30, 2020 and 2019 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

	Fair Value at September 30, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$206,499,089	$0	$206,499,089

Other Financial Instruments
Exchange-traded futures contracts	4,479,583	0	0	4,479,583
Forward currency contracts	0	(1,419,789)	0	(1,419,789)
Credit default index swap contracts	0	828,546	0	828,546
Interest rate swap contracts	0	908,168	0	908,168
Total	$4,479,583	$206,816,014	$0	$211,295,597

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,780	$0	$0	$4,780
Fixed income securities	0	257,548,052	0	257,548,052

Other Financial Instruments
Exchange-traded futures contracts	(8,139,937)	0	0	(8,139,937)
Forward currency contracts	0	(2,663,677)	0	(2,663,677)
Total	$(8,135,157)	$254,884,375	$0	$246,749,218

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

F. Income Taxes

The Trust prepares calendar year U.S. federal and applicable state tax returns and reports to the unitholders their allocable shares of the Trust’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each unitholder is individually responsible for reporting income or loss based on such unitholder’s respective share of the Trust’s income and expenses as reported for income tax purposes.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2020 and December 31, 2019, the amount of unreimbursed offering costs incurred by Campbell & Company is $259,383 and $245,152 for Series A units, $91,914 and $78,736 for Series D units and $257,121 and $240,264 for Series W units, respectively.

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

J. Recently Issued Accounting Pronouncements

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs) by the end of 2021.  If IBORs cease to exist, the Company may need to renegotiate outstanding swaps which extend beyond 2021 to replace affected rates with the new standard that is established.  There is currently no definitive information regarding the future utilization of IBORs or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

K. Reclassifications

Certain 2019 amounts on the Statements of Financial Condition, Statements of Cash Flows, and in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, a portion of cash and cash equivalents was reclassified in order to disclose the amount of cash at the interbank market maker on the Statements of Financial Condition and Statements of Cash Flows. In addition, trading gains and losses in Note 12 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

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

Prior to June 1, 2020, Series A units and Series B units paid the managing operator a monthly management fee equal to 1/12 of 4% (4% annually of which half, or 2%, was used to compensate selling agents for ongoing services) of the Net Assets (as defined) of Series A units and Series B units, respectively, as of the end of each month. Series D units paid the managing operator a monthly management fee equal to 1/12 of 2.75% (2.75%annually of which 0.75% was used to compensate selling agents) of the Net Assets (as defined) of Series D units as of the end of each month. Series W units paid the managing operator a monthly management fee equal to 1/12 of 2% (2% annually) of the Net Assets (as defined) of Series W units as of the end of each month.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
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

Note 3. SALES COMMISSION

Effective June 1, 2020, the managing operator pays an upfront sales commission based on Series A units sold by selling agents who have executed selling agreements with the Trust. The Trust pays commissions based on Series A, Series B, and Series D units. Prior to June 1, 2020 the commissions were included with the management fee and paid by the Trust to managing operator.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Note 6. CASH MANAGER AND CUSTODIAN

PNC Capital Advisors, LLC serves as the cash manager under the Investment Advisory Agreement to manage and control the liquid assets of the Trust. PNC Capital Advisors, LLC is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

The Trust opened a custodial account at the Northern Trust Company (the “custodian”) and has granted the cash manager authority to make certain investments on behalf of the Trust provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Trust will be held in the Trust’s custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

Note 7. DEPOSITS WITH FUTURES BROKERS

The Trust deposits assets with UBS Securities LLC and Goldman Sachs & Co., subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures brokers. The Trust typically earns interest income on its assets deposited with the futures brokers.

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2020. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

Note 9. DEPOSITS WITH SWAPS BROKER

The Trust deposits cash with Goldman, Sachs & Co. to act as swaps broker for its centrally cleared swap contracts, subject to Commodity Futures Trading Commission regulations and central counterparty and broker requirements. Margin requirements are satisfied by the deposit of cash with such swaps broker. Accordingly, assets used to meet margin and other broker or regulatory requirements are partially restricted. The Trust typically earns interest on its credit balances and pays interest on debit balances with the swaps broker.

The Trust pays commissions to the swaps broker on a transaction basis at rates agreed upon between the Trust and the swaps broker.

Note 10. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2020 and 2019, Campbell & Company received redemption fees of $708 and $36, respectively.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at September 30, 2020 and December 31, 2019. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the fair value of these contracts is a more relevant measure of these obligations. At September 30, 2020 and December 31, 2019, the fair value of such credit derivative contracts sold was $828,546 and $0, respectively.

	September 30, 2020	December 31, 2019
Credit Default Index Swaps	Maturity Date: December 2025	Not Applicable
Investment grade	$41,068,155	$0
Non-investment grade	$27,045,773	$0
Total	$68,113,928	$0

The Trust does not monitor its exposure to credit derivatives based on the notional amounts because that measure does not take into consideration the probability of a credit default event, the legal right to offset assets and liabilities by a counterparty, or collateral posted. However, the notional value of these credit derivative contracts has been included to provide information about the magnitude of involvement with these types of contracts.

Note 12. TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and centrally cleared swap contracts (collectively, “derivatives”). Specifically, the Trust trades a portfolio focused on futures, forward, credit default swap and interest rate swap contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy, agriculture values, and credit risks. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. In July 2020, the Trust began trading centrally cleared swap contracts.

Market Risk

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. The value of an interest rate swap will change as market interest rates rise and fall in conjunction with whether the contract is to receive or pay a fixed interest rate. As a purchaser of credit default swaps, the Trust’s risk of loss is limited to any cash payments required under the swap contracts. Written credit default contracts (i.e., sell protection) expose the Trust to a market risk equal to the notional value of such swap contracts and any cash payments required under the swap contracts. See Note 1.C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

The Trust adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2020 and December 31, 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2020 Fair Value	Liability Derivatives at September 30, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,585,973	$(355,267)	$1,230,706
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,784,870	(101,555)	1,683,315
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,076,724	(3,059,831)	1,016,893
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	802,296	(1,460,875)	(658,579)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	176,731	(34,877)	141,854
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,621,221	(555,827)	1,065,394
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	13,975,697	(15,395,486)	(1,419,789)
Credit Default Index Swap Contracts	Credit default index swaps	1,576,178	(747,632)	828,546
Interest Rate Swap Contracts	Interest rate swaps	1,078,458	(170,290)	908,168
Totals		$26,678,148	$(21,881,640)	$4,796,508

* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2019 Fair Value	Liability Derivatives at December 31, 2019 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$193,039	$(2,931,321)	$(2,738,282)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,761,936	(275,743)	1,486,193
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,593,742	(8,006,981)	(2,413,239)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,340,862	(1,169,714)	171,148
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	314,422	(1,080,128)	(765,706)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,421,030	(5,301,081)	(3,880,051)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	23,303,459	(25,967,136)	(2,663,677)
Totals		$33,928,490	$(44,732,104)	$(10,803,614)

* Derivatives not designated as hedging instruments under ASC 815

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2020	Trading Gains/(Losses) for the Three Months Ended September 30, 2019
Agriculture Contracts	$(6,064,325)	$3,759,594
Energy Contracts	(2,844,671)	(3,398,818)
Metal Contracts	7,813,156	736,004
Stock Indices Contracts	(7,291,044)	5,330,232
Short-Term Interest Rate Contracts	(55,287)	(205,802)
Long-Term Interest Rate Contracts	(2,769,114)	13,833,873
Forward Currency Contracts	(4,568,196)	4,867,544
Credit default index swap contracts	142,020	0
Interest rate swap contracts	566,176	0
Total	$(15,071,285)	$24,922,627

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019
Agriculture Contracts	$(5,761,777)	$(507,740)
Energy Contracts	5,543,929	(7,016,118)
Metal Contracts	14,711,177	(3,915,875)
Stock Indices Contracts	(51,620,545)	23,044,135
Short-Term Interest Rate Contracts	16,033,843	15,598,416
Long-Term Interest Rate Contracts	1,932,113	35,625,445
Forward Currency Contracts	7,160,482	(1,769,489)
Credit default index swap contracts	142,020	0
Interest rate swap contracts	566,176	0
Total	$(11,292,582)	$61,058,774

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2020	Trading Gains/(Losses) for the Three Months Ended September 30, 2019
Futures trading gains (losses):
Realized**	$(14,195,388)	$30,127,764
Change in unrealized	2,984,104	(10,072,681)
Forward currency trading gains (losses):
Realized**	(6,854,797)	(573,244)
Change in unrealized	2,286,601	5,440,788
Swap trading gains (losses):
Realized	525,424	0
Change in unrealized	182,771	0
Total	$(15,071,285)	$24,922,627

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020	Trading Gains/(Losses) for the Nine Months Ended September 30, 2019
Futures trading gains (losses):
Realized***	$(31,780,779)	$68,472,848
Change in unrealized	12,619,520	(5,644,585)
Forward currency trading gains (losses):
Realized***	5,916,594	3,800,316
Change in unrealized	1,243,888	(5,569,805)
Swap trading gains (losses):
Realized	525,424	0
Change in unrealized	182,771	0
Total	$(11,292,582)	$61,058,774

**
For the three months ended September 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $11,066 and $(103,622), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market maker of $1,167,357 and $978,763, respectively.

***
For the nine months ended September 30, 2020 and 2019, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $207,379 and $157,695, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market maker of $(344,129) and $1,052,646, respectively.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
For the three months ended September 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 59,400 and 46,000, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $534,400,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $2,471,300,000 and $2,868,800,000, respectively.

For the nine months ended September 30, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 52,400 and 49,200, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $534,400,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $2,237,700,000 and $3,327,500,000, respectively.

Open contracts generally mature within three months; as of September 30, 2020, the latest maturity date for open futures contracts is December 2021 and the latest maturity date for open forward currency contracts is December 2020. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2025.

Credit Risk

The Trust trades futures contracts on exchanges that require margin deposits with the futures brokers and centrally cleared swap contracts that require margin deposits with the swaps broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker or swaps broker to segregate all customer transactions and assets from such futures broker’s or swaps broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a futures broker or swaps broker are considered commingled with all other customer funds subject to the futures broker’s or swaps broker’s segregation requirements. In the event of a futures broker’s or swaps broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

The Trust has entered into ISDA Agreements with NatWest. Under the terms of the ISDA Agreement, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

Under the terms of each master netting agreement with UBS Securities and Goldman, upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities and Goldman have the right to close out any or all open contracts held in the Trust’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust’s account. The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2020 and December 31, 2019 was $43,871,907 and $53,641,527, respectively, which equals approximately 16% and 17% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at September 30, 2020 and December 31, 2019 was restricted cash for margin requirements of $33,325,910 and $34,464,229, respectively, which equals approximately 12% and 11% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,132,933	$(2,866,258)	$2,266,675
Futures contracts	Goldman Sachs & Co.	4,914,882	(2,701,974)	2,212,908
Forward currency contracts	NatWest Markets Plc	13,975,697	(13,975,697)	0
Centrally cleared swap contracts	Centrally Cleared	2,654,636	(917,922)	1,736,714
Total derivatives		$26,678,148	$(20,461,851)	$6,216,297

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2020
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,266,675	$0	$0	$2,266,675
Goldman Sachs & Co.	2,212,908	0	0	2,212,908
NatWest Markets Plc	0	0	0	0
Centrally Cleared	1,736,714	0	0	1,736,714
Total	$6,216,297	$0	$0	$6,216,297

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,866,258	$(2,866,258)	$0
Futures contracts	Goldman Sachs & Co.	2,701,974	(2,701,974)	0
Forward currency contracts	NatWest Markets Plc	15,395,486	(13,975,697)	1,419,789
Centrally cleared swap contracts	Centrally Cleared	917,922	(917,922)	0
Total derivatives		$21,881,640	$(20,461,851)	$1,419,789

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2020
	Net Amounts of Unrealized loss	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co.	0	0	0	0
NatWest Markets Plc	1,419,789	0	(1,419,789)	0
Centrally Cleared	0	0	0	0
Total	$1,419,789	$0	$(1,419,789)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,396,065	$(5,396,065)	$0
Futures contracts	Goldman Sachs & Co.	5,228,966	(5,228,966)	0
Forward currency contracts	NatWest Markets Plc	23,303,459	(23,303,459)	0
Total derivatives		$33,928,490	$(33,928,490)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,348,737	$(5,396,065)	$3,952,672
Futures contracts	Goldman Sachs & Co.	9,416,231	(5,228,966)	4,187,265
Forward currency contracts	NatWest Markets Plc	25,967,136	(23,303,459)	2,663,677
Total derivatives		$44,732,104	$(33,928,490)	$10,803,614

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized loss	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$3,952,672	$0	$(3,952,672)	$0
Goldman Sachs & Co.	4,187,265	0	(4,187,265)	0
NatWest Markets Plc	2,663,677	0	(2,663,677)	0
Total	$10,803,614	$0	$(10,803,614)	$0

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2020
Note 13. INDEMNIFICATIONS

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2020 and December 31, 2019, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2020 and 2019, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2020 and December 31, 2019, the results of operations and financial highlights for the three months and nine months ended September 30, 2020 and 2019, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2020 and 2019.

Note 15. SUBSEQUENT EVENTS

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

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W5

As of September 30, 2020, the aggregate capitalization of the Trust was $271,980,344 with Series A, Series B, Series D and Series W comprising $210,687,834, $31,356,539, $4,892,124 and $25,043,847, respectively, of the total. The Net Asset Value per Unit was $2,383.91 for Series A, $2,618.85 for Series B, $976.32 for Series D and $2,861.25 for Series W.

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

The Trust generally maintains 60% to 75% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above that needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions are taken into account each month, the trade level of the Trust is adjusted and positions in the instruments the Trust trades are added or liquidated, if necessary, on a pro-rata basis to meet those increases or decreases in trade levels.

Liquidity

Most United States commodity exchanges limit fluctuations in the prices of futures contracts during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Trust may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Trust’s futures trading operations, the Trust’s assets are expected to be highly liquid.

The entire offering proceeds, without deductions, will be credited to the Trust’s bank, custodial and/or cash management accounts. The Trust meets margin requirements for its trading activities by depositing cash and U.S. government securities with the futures brokers and the over-the-counter counterparties. This does not reduce the risk of loss from trading futures, forward and swap contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward or swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

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

The Trust occasionally receives margin calls (requests to post more collateral) from its futures brokers or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust Company to the margin accounts. In the past three years, the Trust has not needed to liquidate any position as a result of a margin call.

The Trust’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30% however, these precautions may not be effective in limiting the risk of loss.

In addition to market risk, in entering into futures, forward, and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts and centrally cleared swap contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value

The Trust invests in futures, forward currency, and centrally cleared swap contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of centrally cleared swap contracts is determined by using currency market quotations provided by an independent external pricing source.

Results of Operations

The returns for the nine months ended September 30, 2020 and 2019 for Series A were (7.17)% and 17.80%, Series B were (6.82)% and 18.24%, Series D were (6.29)% and 17.48%, and Series W were (5.76)% and 19.58%, respectively.

During the nine months ended September 30, 2020 and 2019, the Trust accrued management fees in the amount of $7,077,889 and $9,695,861, respectively, and paid management fees in the amount of $7,611,669 and $9,688,872, respectively. The Trust accrued performance fees in the amount of $0 and $21,165, respectively, and paid performance fees in the amount of $0 and $0, respectively.

2020 (For the Nine Months Ended September 30)

Of the (7.17)% return for the nine months ended September 30, 2020 for Series A, approximately (3.99)% was due to trading losses (before commissions) and approximately (4.20)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A, offset by approximately 1.02% due to investment income.

Of the (6.82)% return for the nine months ended September 30, 2020 for Series B, approximately (3.99)% was due to trading losses (before commissions) and approximately (3.85)% due to brokerage fees, management fees and operating costs incurred by Series B, offset by approximately 1.02% due to investment income.

Of the (6.29)% return for the nine months ended September 30, 2020 for Series D, approximately (3.99)% was due to trading losses (before commissions) and approximately (3.32)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D, offset by approximately 1.02% due to investment income.

Of the (5.76)% return for the nine months ended September 30, 2020 for Series W, approximately (3.99)% was due to trading losses (before commissions) and approximately (2.79)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W, offset by approximately 1.02% due to investment income.

An analysis of the (3.99)% trading losses by sector is as follows:

Sector	% Gain (Loss)
Credit	0.14%
Commodities	4.41%
Currencies	1.98%
Interest Rates	4.98%
Stock Indices	(15.50)%
(3.99)%

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

July saw losses for the Trust, driven primarily from stock index holdings and foreign exchange trading in the emerging and developed markets. The United States’ inability to get the COVID-19 virus under control in the face of other nations of the world seemingly better able to handle the crisis generated concern that US economic growth would lag other countries, leading the FOMC to keep highly accommodative monetary easing in place longer. This dichotomy weakened the US dollar to two-year lows hurting the Trust’s long US dollar positioning against many other currencies. Stock index trading also generated losses for the Trust during July. Long positioning, primarily in Asia-Pacific and Europe, produced the bulk of the sector’s decline. Late in the month both the Asia-Pacific and European regions began to see an uptick in COVID-19 virus cases. Regional governments were quick to discuss the possibility of once again needing to shutdown economies to halt the spread which led to rapid risk-off sentiment in equity markets leading to lower prices. Commodity trading generated the best partially offsetting profits for the Trust. Long positioning on silver and gold proved profitable as both metals showed strong monthly gains. The aforementioned drivers of US dollar weakness were the primary cause of precious metal subsector gains. Some partially offsetting losses came from the grain and energy subsectors. Short grain holdings generated losses as the grain complex rallied during the month on poor crop conditions in the US Plains. Short positioning on natural gas suffered as high summer electric demand in the US sparked high price volatility that the systematic models failed to trade profitably. Interest rate positions from both short-dated and long-dated instruments also contributed gains during July. Long positioning on fixed income instruments profited as prices rose (yields fell) amid US/Chinese geopolitical tensions and as high uncertainty over the course of the COVID-19 crisis led to demand for safe haven assets.

Interest rate positions from both short-dated and long-dated instruments contributed some of the largest losses for the Trust during August. Long positioning on a variety of global fixed income instruments suffered as prices fell (yields rose). The COVID-19 crisis and related emergency fiscal spending has created the need for many governments around the world to finance this spending with new and, in some cases, record levels of debt issuance. That issuance put downward pressure on most global sovereign bond instruments which created losses for the Trust. Commodity trading also experienced sizeable losses for the Trust. A short position on natural gas generated large losses as that commodity rose over 30% during the month. Hot temperatures across the United States drove demand for natural gas for electricity generation to power air conditioning while inventory data showed storage at lower than expected levels. Some partially offsetting gains were experienced in long industrial metals positioning. Longs on copper and nickel profited as prices rose amid signs of a global supply shortage in the face of rising demand from countries such as China. Stock index trading generated partially offsetting gains for the Trust during August. Long positioning, especially in the United States, Canada, Japan, and Germany, produced profits as indexes in those countries experienced strong gains. A lessening of COVID-19 infections, signs that some governments were less willing to renew economic shutdowns to manage the virus crisis, and ongoing monetary and fiscal stimulus actions were all supportive of global stocks during the month. Lastly, foreign exchange trading contributed small additional gains during the month. Losses in emerging FX markets were more than offset by gains in developed FX positions, leading to a net profit within the asset class.

The Trust showed a loss in September, with interest rate positions from long-dated securities once again contributing some of the largest Trust profits during September. Long positioning on a variety of global fixed income instruments gained as prices rose (yields fell). September had a pronounced risk-off tone that benefitted fixed income holdings due to their attractive safe haven qualities. Overbought conditions in US tech stocks, a lack of progress on another US fiscal stimulus package, some signs that the global economic recovery was stalling, US Presidential election uncertainty, and signs that a new wave of COVID-19 cases was emerging in a variety of regions around the globe all led to the general risk-off malaise. Commodity trading also added gains for the Trust. A short position on natural gas generated profits as that market fell over 10% during the month. Swelling inventories linked with cooler temperatures in much of the United States were the catalyst to lower natural gas prices. A short position on gasoil also proved profitable amid anemic demand as the COVID-19 pandemic crimped diesel fuel purchases. Some partially offsetting losses were experienced in long industrial metal and long grain holdings. Prices in these two subsectors were depressed during the month by a strengthening US dollar on flight to safety buying. Foreign exchange trading contributed small losses during the month. Gains in emerging FX markets were more than offset by losses in developed FX positions, leading to a small net loss within the asset class. Stock index trading generated the largest losses for the Trust during September. Long positioning, especially in Europe, Australia, the UK, and Canada, produced losses as indexes in those countries declined amid the risk-off environment that dominated the month. Fresh virus outbreaks in the UK and Europe linked with concerns that the UK and the European Union were headed for a “no deal” Brexit weighed on equities in those countries. Falling commodity markets due to US dollar strength and concern over global growth prospects depressed equities in Australia and Canada.

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

An analysis of the 20.00% trading gains by sector is as follows:

Sector	% Gain (Loss)
Commodities	(3.25)%
Currencies	(0.75)%
Interest Rates	16.64%
Stock Indices	7.36%
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

Because the business of the Trust is the speculative trading of futures, forwards, and swaps, the composition of the Trust’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2020 and December 31, 2019 and the trading gains/losses by market category for the nine months ended September 30, 2020 and the year ended December 31, 2019.

	September 30, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.09%	0.14%
Commodities	0.96%	4.41%
Currencies	0.47%	1.98%
Interest Rates	0.78%	4.98%
Stock Indices	0.64%	(15.50)%
Aggregate/Total	1.28%	(3.99)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2020.

Of the (7.17)% return for the nine months ended September 30, 2020 for Series A, approximately (3.99)% was due to trading losses (before commissions) and approximately (4.20)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A, offset by approximately 1.02% due to investment income.

Of the (6.82)% return for the nine months ended September 30, 2020 for Series B, approximately (3.99)% was due to trading losses (before commissions) and approximately (3.85)% due to brokerage fees, management fees and operating costs incurred by Series B, offset by approximately 1.02% due to investment income.

Of the (6.29)% return for the nine months ended September 30, 2020 for Series D, approximately (3.99)% was due to trading losses (before commissions) and approximately (3.32)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D, offset by approximately 1.02% due to investment income.

Of the (5.76)% return for the nine months ended September 30, 2020 for Series W, approximately (3.99)% was due to trading losses (before commissions) and approximately (2.79)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W, offset by approximately 1.02% due to investment income.

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Trust also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury Bills held at the brokers and over-the-counter counterparties. The market risk represented by these investments is minimal. Finally, the Trust has non-trading market risk on fixed income securities held as part of its cash management program. The cash manager will use its best endeavors in the management of the assets of the Trust but provide no guarantee that any profit or interest will accrue to the Trust as a result of such management.

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

The following were the primary trading risk exposures of the Trust as of September 30, 2020 by market sector.

Currencies

The Trust’s currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

Interest Rates

Interest rate movements directly affect the price of the sovereign bond positions and interest rate swap contracts held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. Campbell & Company does not anticipate that the risk profile of the Trust’s interest rate sector will change significantly in the future.

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

Credit

The Trust’s primary credit exposure is through fluctuations in the credit worthiness of a particular reference entity, basket of reference entities, or an index.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the non-trading risk exposures of the Trust as of September 30, 2020.

Foreign Currency Balances

The Trust’s primary foreign currency balances are in Australian Dollar, British Pound, Canadian Dollar, Euros, Hong Kong Dollar, Japanese Yen, Singapore Dollar, South African Rand and Swedish Krona. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

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

During the nine months ended September 30, 2020, the Trust operated as normal during the coronavirus (“COVID-19”) outbreak. The Trust had access to and the ability to trade in approved markets. There were no disruptions in the Trust’s accounting processes, transfer agent processes or cash processes including the ability to pay redemptions and meet margin requirements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of September 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2020 and 2019, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2020 and 2019, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2020 and December 31, 2019, (ii) Statements of Financial Condition as of September 30, 2020 and December 31, 2019, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2020 and 2019, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2020 and 2019, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2020 and 2019, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 16, 2020	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer