Form 10-K
period 2020-12-31
CAMPBELL FUND TRUST
filed 2021-03-26
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transitions period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

The Registrant has no voting stock. As of February 28, 2021, there were 79,452.429 Series A Units, 11,146.360 Series B Units, 4,605.685 Series D Units and 8,158.234 Series W Units of Beneficial Interest issued and outstanding.

PART I

Item 1.	Business.

General development of business

The Campbell Fund Trust (the "Registrant" or the "Trust") is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972. The Trust currently trades in the U.S. and international futures, forward and centrally cleared swaps markets under the sole direction of Campbell & Company, LP ("Campbell & Company" or the "managing operator"). Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies, credit, and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

As a registrant with the Securities and Exchange Commission (the "SEC"), the Trust is subject to the regulatory requirements under the Securities Act of 1934. As a commodity investment pool, the Trust is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission (the "CFTC"), an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (the "NFA"), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of futures commission merchants, interbank market makers, and centrally cleared swaps brokers through which the Trust trades.

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

Under the Amended and Restated Declaration of Trust and Trust Agreement, the Trustee has delegated the exclusive management of all aspects of the business and administration of the Trust to Campbell & Company. Campbell & Company is registered with the CFTC as a commodity pool operator and a commodity trading advisor, and is a member of the NFA in such capacities. In addition to managing all aspects of business and administration, Campbell & Company makes all trading decisions for the Trust. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in the future, forward and swaps markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.

The Trust trades pursuant to a version of the Campbell Managed Futures Portfolio (the "CMF Portfolio"). The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include swaps, futures and forward contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, including trend following, systematic macro, and short-term in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Trust’s stated term on December 3l, 2025; (b) an election to terminate the Trust at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the trading in commodity futures is terminated, suspended or for any reason becomes impossible or economically unfeasible in the sole judgment of the managing operator; or (d) the date upon which the Trust is dissolved by operation of law or judicial decree.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units. Effective August 1, 2017, the Trust began offering Series D Units.

As of December 31, 2020, the aggregate capitalization of the Trust was $279,565,692 with Series A, Series B, Series D and Series W comprising $216,523,843, $32,296,756, $5,043,054 and $25,702,039, respectively, of the total. The Net Asset Value per Unit was $2,579.95 for Series A, $2,837.78 for Series B, $1,059.92 for Series D and $3,112.12 for Series W.

Financial information about segments

The Trust's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Trust does not engage in the sale of goods or services.

Narrative description of business

General

The purpose of the Trust is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward currency contracts, centrally cleared swap contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. The Fund has no employees.

The Trust trades pursuant to a version of the Campbell Managed Futures Portfolio (the "CMF Portfolio"). The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include futures, forward, and swaps contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, including trend following, systematic macro, and short-term in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

The CMF Portfolio combines a number of quantitative investment strategies and incorporates unique alpha sources across trend following, systematic macro, and short-term strategies. Trend following strategies use statistical methods to discover and capitalize on market inefficiencies. Diversification across time horizons and model specifications is key to capturing these alpha opportunities. Systematic macro strategies recognize that macroeconomic drivers exert substantial influence on asset pricing and return potential exists for those able to identify and exploit these relationships. These strategies use price and exogenous information (such as fundamental data) including term structure information and economic linkages among markets. Short- term strategies seek to identify market dislocations which are driven by a diverse set of nontraditional factors to capture short-term profits. The strategies utilize both momentum and mean reversion methods: momentum strategies seek to identify situations when traders may be chasing recent price movements, while mean reversion strategies attempt to detect when these movements have exhausted. Additional parameters, models, markets, and/or over-the-counter contracts may be included in or eliminated from the CMF Portfolio at Campbell & Company’s sole discretion.

The average sector allocation for each sector as of the previous six month ends through December 31, 2020 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Subscription Proceeds and Available Assets

The entire offering proceeds, without deductions, will be credited to the Trust's bank, brokerage and/or cash management accounts to engage in trading activities and as reserves for that trading. The Trust meets its margin requirements by depositing cash and U.S. government securities with the futures broker, centrally cleared, and the over-the-counter counterparties. In this way, substantially all (i.e., 95% or more) of the Trust's assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Trust's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward, and swap contracts. The Trust receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Trust assets.

Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust's assets are deposited with the over-the-counter counterparty or centrally cleared in order to initiate and maintain currency forward or swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in cash, U.S. government securities or short-term time deposits with U.S. regulated bank affiliates of the over-the-counter counterparty.

The Trust occasionally receives margin calls (requests to post more collateral) from its futures brokers, over-the-counter, or centrally cleared counterparties, which are met by moving the required portion of the assets held in the custody accounts at Northern Trust Company to the margin accounts. In the past three years, the Trust has not needed to liquidate any position as a result of a margin call.

The managing operator deposits the majority of those assets of the Trust that are not required to be deposited as margin with the futures broker, swap, and over-the-counter counterparties in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. Such custodial account constitutes approximately 60% to 75% of the Trust's assets and are invested directly by PNC Capital Advisors, LLC ("PNC"). PNC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. PNC does not guarantee any interest or profits will accrue on the Trust's assets in the custodial account. PNC invests the assets according to agreed upon investment guidelines that first preserve capital, second allow for sufficient liquidity, and third provide a yield beyond the risk-free rate. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; (iii) short-term investment grade corporate debt; and (iv) Asset Backed Securities.

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

Market Sectors

Campbell & Company's CMF Portfolio trades in a fully diversified portfolio of futures, forward and swaps markets, including energy products, precious and base metals, interest rates, equity indices, foreign exchange, credit default and interest rate swaps detailed below.

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	Australian 90-Day Bill	Amsterdam Exchange Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Cocoa	Australian 3-Year Bond	CAC 40 Stock Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
Coffee	Australian 10-Year Bond	DAX Index	British Pound (2)	CDX Investment Grade North American Index	Hungarian Forint
Copper	Canadian 10-Year Bond	DJ Euro Stoxx 50	Canadian Dollar (2)	iTraxx Investment Grade Europe Index	Mexican Peso
Corn	Canadian 90-Day Bill	DJ Index	Chilean Peso (3)	iTraxx Senior Financials Europe Index	New Zealand Dollar
Cotton	Euro-BOBL	FTSE 100 Index	Chinese Yuan (3)	iTraxx Crossover Europe Index	Norwegian Krone
Crude Oil	Euro-Bono Spanish Gov. Bond	FTSE China A50	Colombian Peso		Polish Zloty
Feeder Cattle	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Czech Koruna		Singapore Dollar
Gold	Euro-BUND	FTSE MIB Index	Euro (2)		South African Rand
Heating Oil	Euro-Buxl 30-Year Bond	Hang Seng China Enterprises Index	Hungarian Forint		Swedish Krona
High Grade Copper	Euro-OAT French 10-Year Bond	Hang Seng Index	Indian Rupee (3)		Swiss Franc
KC Hard Red-Winter Wheat	Euro-Schatz	IBEX35 Stock Index	Indonesian Rupiah
Lead	Euribor	MSCI Singapore	Israeli Shekel
Lean Hogs	Eurodollar	MSCI Taiwan	Japanese Yen (2)
Live Cattle	Japanese 10-Year Bond	NASDAQ 100 Index	Mexican Peso
London Brent Crude	Long Gilt	Nikkei	New Zealand Dollar
London Gas Oil	Short Sterling	OMX Stock Index	Norwegian Krone
Natural Gas	Short Term Euro-BTP	Russell 2000 Index	Philippine Peso (3)
Nickel	Treasury Notes/2-Year	S&P 400 Index	Polish Zloty
NY Gasoline RBOB	Treasury Notes/5-Year	S&P 500 Index	Russian Ruble (3)
Palladium	Treasury Notes/10-Year	S&P 500 Volatility Index	Singapore Dollar
Platinum	Treasury Notes/30-Year	S&P Canada 60 Index	South African Rand
Silver	Treasury Ultra Long Bond	SGX CNX Nifty	South Korean Won (3)
Soybean Meal		SPI 200 Index	Swedish Krona
Soybean Oil		TOPIX	Swiss Franc (2)
Soybeans			Taiwan Dollar (3)
Sugar #11 (World)			Turkish Lira
Wheat
Zinc

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

Market Types

The Trust trades on a variety of United States and foreign futures exchanges, and in the off-exchange highly liquid, institutionally-based currency forward and swaps markets. As in the case of its market sector allocations, the Trust's commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Trust.

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

Campbell & Company	Sales Commissions
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
The over-the-counter counterparty's execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, NatWest charges approximately $3 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures and swaps brokers’ charges, usually equal approximately 0.60% of the Trust's net assets.

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
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, legal and accounting fees and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.25% of the Trust's net assets annually, although there is no limit on the amount of such expenses.

Regulation

The U.S. futures and swaps markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates futures and swaps market participants, including commodity exchanges, commodity pool operators, commodity trading advisors, swap dealers and clearing firms which are referred to in the futures industry as "futures commission merchants." Campbell & Company and certain of its affiliates are registered with the CFTC in the capacity of a commodity pool operator and/or commodity trading advisor, as applicable. Futures and swaps professionals are also regulated by the NFA, a self-regulatory organization for the futures and swaps industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Trust's commodity pool operator and/or commodity trading advisor, as applicable.

Under existing CFTC and NFA guidance, foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client's OTC counterparty may be characterized as swap transactions. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal ("notional") amount or quantity. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Reform Act") established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated, including provisions that comprehensively regulate swap transactions for the first time. Under Title VII of Dodd-Frank, a substantial portion of OTC derivatives are required to be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the U.S. federal regulators. OTC derivatives dealers acting as clearing members typically demand the unilateral ability to increase collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums. The CFTC, as well as U.S. prudential regulators, have also imposed margin requirements on non-cleared OTC derivatives and requirements on the holding of customer collateral.  The SEC has also adopted requirements imposing margin and segregation requirements with respect to the categories of non-cleared OTC derivatives subject to its jurisdiction, which requirements will into effect in 2021. These requirements may increase the amount of collateral that the Trust is required to provide and the costs associated with providing it.  As OTC derivatives dealers are required under these requirements to post margin to their counterparties and to the clearinghouses through which they clear their trades instead of using such margin in their operations as they have historically been allowed to do, the costs of swap dealer have increases and will continue to increase.  These costs are likely to be passed through to other swap market participants (including the Trust) in the form of higher fees and less favorable dealer marks.

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

The SEC and the CFTC under Dodd-Frank also have the authority to require that certain categories of swaps (in the case of the CFTC) and security-based swaps (in the case of the SEC) to be traded and executed on trading facilities and cleared through central clearing counterparties. The CFTC has already implemented regulations subjecting many categories of swaps to these requirements and it is expected that additional categories of swaps will become subject to these requirements in the future. The SEC is expected to impose similar trading, execution and clearing requirements on certain security-based swaps, although it is not yet clear when the parallel SEC requirements will be finalized and go into effect.  Moving trading to an exchange-type system may increase market transparency and liquidity, but may require the Trust to incur increased expenses to access the same types of instruments and may make it more difficult and costly for investment fund, including the Trust, to enter into highly tailored or customized transactions. Rules adopted by the CFTC in 2012 require centralized reporting of detailed information about cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, the safeguards established to protect anonymity may not function as expected.

The OTC derivatives dealers that the Trust is facing are required to register with the CFTF as swap dealers and, beginning in 2021, many will be required to register with the SEC as security-based swap dealers.  Registered dealers are subject to various regulatory burdens that have and will continue to increase the overall costs for OTC derivatives dealers, which may be passed along to the Trust.

The full impact of Dodd-Frank on the Trust and Campbell & Company remains uncertain.

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

Risk of Natural Disasters, Epidemics, Terrorist Attacks and War

Countries and regions in which the Trust invests, where Campbell & Company has offices or where the Trust or Campbell & Company otherwise do business are susceptible to natural disasters (e.g., fire, flood, earthquake, storm and hurricane), epidemics, pandemics or other outbreaks of serious contagious diseases. The occurrence of a natural disaster or epidemic could, directly or indirectly, adversely affect and severely disrupt the business operations, economies and financial markets of many countries (even beyond the site of the natural disaster or epidemic) and could adversely affect the Trust’s investment program or Campbell & Company’s ability to do business. In addition, terrorist attacks, or the fear of or the precautions taken in anticipation of such attacks, could, directly or indirectly, materially and adversely affect certain industries in which the Trust invests or could affect the countries and regions in which the Trust invests, where Campbell & Company has offices or where the Trust or Campbell & Company otherwise do business. Other acts of war (e.g., war, invasion, acts of foreign enemies, hostilities and insurrection, regardless of whether war is declared) could also have a material adverse impact on the financial condition of industries or countries in which the Trust invests.

The novel coronavirus (or COVID-19), and the emergence of new strains of the virus, has created and is expected to continue to create economic and social uncertainty throughout the world, even as countries begin vaccine rollout. The ultimate impact of COVID-19 is difficult to predict, but it is possible that such outbreak could have an enduring and materially adverse impact on global, national and local economies and supply chains. In particular, disruptions to commercial activity relating to the imposition of quarantines and travel restrictions, or failures to contain the virus despite these measures along with the vaccine, could materially and adversely impact the Trust’s investments, both in the near-and long-term. In addition, the imposition of travel restrictions (including “shelter-in-place” or “lock-down” directives) may impact the ability of Campbell & Company’s personnel to travel in connection with potential or existing investments, or otherwise disrupt Campbell & Company’s operations and business activities, which could negatively impact Campbell & Company’s ability to effectively identify, monitor and trade the Trust’s investments. A climate of uncertainty stemming from COVID-19 and a general economic downturn may reduce the availability of potential investment opportunities, increase the difficulty of generating reliable Models and adversely affect the Trust, its investments and Campbell & Company.

The U.S. and non-U.S. governments, central banks and other governmental entities have introduced, or are in the process of introducing, stimulus programs to mitigate the economic fallout of the COVID-19 pandemic. The implementation of such programs may be delayed due to political factors that are changing rapidly. Even if such programs are implemented, their impact is uncertain and it is impossible to predict whether any such measures will be successful. The implementation of such programs could increase the volatility of the markets in which the Trust invests, resulting in rapid shifts in the Trust’s performance. While Campbell & Company will seek to continue to manage the Trust’s portfolio in a manner that is consistent with the Trust’s investment objective, that may prove to be impossible or impracticable, requiring the Trust’s portfolio to temporarily deviate (possibly materially) from historic norms.

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

Should the amount of assets that Campbell & Company and its affiliates manage increase, it may be more difficult for them to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance.  Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Trust, which could have a detrimental effect on your investment.  Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in certain trading programs, reducing the range of markets in which trading opportunities may be pursued.  Campbell & Company reserves the right to make distributions of profits to Limited Partners in an effort to control asset growth.  In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts exceeds the compensation it receives from managing the Trust's account.  Because records with respect to other accounts are not accessible to Investors, the Investors will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to Review the Trust's Holdings on a Daily Basis

Campbell & Company makes the Trust's trading decisions. While Campbell & Company receives daily trade confirmations from the futures brokers and over-the-counter counterparties, the Trust's trading results are reported to Investors monthly. Accordingly, an investment in the Trust does not offer Investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

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

Investors Must Not Rely on the Past Performance of Campbell & Company or the Trust in Deciding Whether to Buy Units

The future performance of the Trust is not predictable, and no assurance can be given that the Trust and Campbell & Company will perform successfully in the future in as much as past performance is not necessarily indicative of future results.  Campbell & Company’s trading systems are continually evolving and the fact that the Trust and Campbell & Company may have traded successfully in the past does not mean that they will do so in the future. Additionally, the markets in which the Trust operates have been recently severely disrupted (for periods of one year or more), so results observed in periods prior to these disruptions may have little relevance to the results observable during and after these disruptions.

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

Campbell & Company continues to test and evaluate the models, as a result of which the models may be modified from time to time.  As a result of such periodic modifications, it is possible that the trading strategies used by Campbell & Company in the future may be different from the strategies presently in use, or that which were used in the past.  Any modification of the models will not be subject to any requirement that Limited Partners receive notice of the change or consent to it.  There can be no assurance as to the effects (positive or negative) of any modification on the Trust's performance.  No assurance can be given that the trading strategy used or to be used by Campbell & Company will be successful under all or any market conditions.

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

Futures, Forwards and Swaps Trading is Highly Speculative and Volatile

Futures, forwards and swaps trading is speculative, and is not intended to be a complete investment program. Futures, forwards and swaps have a high degree of price variability and are subject to occasional rapid and substantial changes. Thus, significant amounts can be lost in a brief period of time. Futures, forwards and swaps trading is designed only for sophisticated investors who are able to bear the risk of capital loss. There can be no assurance that your account will achieve its investment objectives. Prospective investors are cautioned that they could lose all or substantially all of their investment. Prospective investors should understand that their account's performance can be volatile.

Futures, Forwards and Swaps Trading Involves Substantial Leverage

The low margin deposits normally required in futures, forwards and swaps contracts trading permit an extremely high degree of leverage; margin requirements for futures, forwards and swaps contracts trading being in some cases as little as 2% of the face value of the contracts traded.  Accordingly, the Trust is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures, forwards or swaps contract may result in immediate and substantial losses to the investor.  For example, if at the time of purchase, 10% of the price of the futures, forwards, or swaps contract is deposited as margin, a 10% decrease in the price of the futures, forwards or swaps contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions.  The Trust's ratio of margin to equity is typically 10% to 30%.  As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Futures, Forwards and Swaps Trading May Be Illiquid

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

Certain markets in which the Trust effects transaction may be in over-the-counter or “interdealer” markets, and also include unregulated private markets. Unlike futures contracts, the counterparty to forward contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  Furthermore, the participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of the "exchange based" markets.  This exposes investors to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss.  Such "counterparty risk" is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where Campbell & Company has concentrated the Trust's transactions with a single or small group of counterparties.  Campbell & Company is not restricted from dealing with any particular counterparty or from concentrating any or all transactions with one counterparty.  However, Campbell & Company seeks to minimize credit risk primarily by dealing with counterparties that it believes are creditworthy.  The ability of Campbell & Company and the Trust to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties' financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Trust.

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

Foreign Exchange/Cross Rates Trading

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank")

In response to the financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank seeks to regulate markets, market participants and financial instruments that previously had been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments.  Because many provisions of Dodd-Frank require rulemaking by applicable regulators before becoming fully effective, not all of which have been finalized, and Dodd-Frank mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the ultimate impact of Dodd-Frank on the Trust, Campbell & Company, and the markets in which they trade and invest.  Dodd-Frank could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement.  Dodd-Frank and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Trust.

Recent market turmoil has prompted certain acts of governmental intervention, and it is likely that additional measures will be implemented in the future.  No assurances can be made that any such measures would be successful. Such measures could have unexpected, and potentially adverse, effects on the Trust or Campbell & Company (or any affiliates thereof), the markets in which the Trust will trade, or certain investment strategies in which the Trust engages or may have otherwise engaged.

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

Considerable regulatory attention has been focused on non-traditional investment pools.  Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the "hedge fund" industry in general.  Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions.  It is impossible to predict what, if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future.  Any such regulation could have a material adverse impact on the profit potential of the Trust or the ability of the Trust to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Limited Partners.

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

While Campbell & Company is registered with the CFTC as a commodity trading advisor and is subject to regulation by the CFTC, Campbell & Company is exempt from certain requirements of CFTC registration in reliance upon an exemption provided under CFTC Rule 4.7.  Therefore, neither the Trust nor the Unitholders have the full benefit of the protections afforded by, nor is Campbell & Company fully subject to the restrictions contained in, such CFTC registration and regulations.

Tax Risks

Investors are Taxed Based on Their Share of Trust Income and Gain

Investors are taxed each year on their share of the Trust's income and gain, if any, irrespective of whether they redeem any Units or receive any cash distribution from the Trust. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

All performance information included in this Form 10K is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.

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

New Partnership Audit Rules

The Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner's distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Trust.

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

The Trust's Service Providers Could Fail

The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. A futures broker is generally required by U.S. law to segregate all funds received from such broker's customers from such broker's proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker's bankruptcies, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker's combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. The futures broker has been the subject of regulatory and private causes of action, as described under "The Futures Broker" section of the Prospectus.

Although Campbell & Company regularly monitors the financial condition of the counterparties it uses, if the Trust's counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Trust's assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.

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

The Trust Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Trust

Investors are not entitled to participate in the management of the Trust or the conduct of its business. Rather, the Trust is wholly dependent upon the services of the general partner. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the general partner's principals could have a material and adverse effect on the general partner's ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company's ability to adequately carry out its advisory responsibilities.

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

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days' prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted Investor without the written consent of the General Partner. See "Second Amended and Restated Agreement of Limited Partnership."

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

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Campbell & Company has a conflict of interest because it acts as General Partner and sole trading advisor for the Trust. Since Campbell & Company acts as both trading advisor and General Partner for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not the subject of arm's-length negotiation. These fees consist of a brokerage fee of up to 7% (of which 3% is retained) and a 20% performance fee. Campbell & Company, as General Partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

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

The Trust's Fees and Expenses

The Trust is required to make substantial profits in order to avoid depletion or exhaustion of its assets from fees and expenses. In addition, the performance fee paid to Campbell & Company by the Trust is based on both realized and unrealized gains and losses as of the end of the applicable period. Consequently, performance fees could be paid on unrealized gains that may never be realized by the Trust.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2020, there were 1,999 Unitholders and 83,925.461 Units of Beneficial Interest outstanding in Series A, 135 Unitholders and 11,380.986 Units of Beneficial Interest outstanding in Series B, 64 Unitholders and 4,757.939 Units of Beneficial Interest outstanding in Series D, and 277 Unitholders and 8,258.693 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Total Assets	$287,854	$316,236	$345,838	$557,246	$774,793
Total Unitholders' Capital	279,566	309,507	333,892	545,823	740,734
Total Net Trading Gain (Loss) (includes brokerage commissions)	11,865	32,228	(33,681)	34,258	(82,812)
Net Income (Loss)	2,776	26,868	(42,882)	16,053	(111,115)

Net Income (Loss) Per Managing Operator and Other Unitholders’ Unit*
Series A	20.10	206.88	(241.12)	55.84	(356.40)
Series B	16.90	229.60	(268.63)	64.98	(377.21)
Series D**	16.02	7.56	(55.90)	38.87	-
Series W	77.63	296.97	(226.75)	147.87	(336.84)
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders’ Unit
Series A	11.94	184.67	(236.45)	65.85	(366.47)
Series B	27.27	215.16	(246.07)	85.28	(379.71)
Series D**	18.05	75.33	(85.71)	52.25	-
Series W	75.92	274.29	(216.72)	131.44	(351.30)
Weighted Average Number of Units Outstanding
Series A	91,231.644	101,873.281	136,862.599	190,971.399	244,644.947
Series B	12,412.838	13,936.620	20,850.911	30,486.440	40,919.198
Series D**	4,347.817	1,923.132	1,054.474	164.537	-
Series W	8,541.151	8,679.578	18,617.272	22,999.170	25,201.596

*	Based on weighted average number of units outstanding during the year.
**	Series D Units commenced trading on October 1, 2017.

The following summarized quarterly financial information (unaudited) presents the results of operations for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	1st Qtr. 2020	2nd Qtr. 2020	3rd Qtr. 2020	4th Qtr. 2020
Total Net Trading Gain (Loss) (includes brokerage commissions)	$20,714	$(18,075)	$(15,759)	$24,985
Net Income (Loss)	16,987	(18,195)	(18,328)	22,312
Net Income (Loss) per Managing Operator and Other Unitholders’ Unit *
Series A	140.53	(154.98)	(158.43)	197.72
Series B	153.56	(169.82)	(173.13)	215.87
Series D	54.93	(61.17)	(62.26)	83.68
Series W	180.16	(170.18)	(175.47)	251.46

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders’ Unit
Series A	136.24	(158.70)	(161.64)	196.04
Series B	152.82	(170.41)	(174.07)	218.93
Series D	58.72	(61.34)	(62.93)	83.60
Series W	177.15	(173.37)	(178.73)	250.87

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,704.25	2,545.55	2,383.91	2,579.95
Series B	2,963.33	2,792.92	2,618.85	2,837.78
Series D	1,100.59	1,039.25	976.32	1,059.92
Series W	3,213.35	3,039.98	2,861.25	3,112.12

Weighted Average Number of Units Per Period
Series A	94,522.042	92,564.922	90,597.713	87,241.898
Series B	12,972.774	12,673.730	12,370.216	11,634.633
Series D	3,629.866	4,055.524	4,754.203	4,951.677
Series W	8,395.537	8,515.137	8,757.813	8,496.115

	1st Qtr. 2019	2nd Qtr. 2019	3rd Qtr. 2018	4th Qtr. 2019
Total Net Trading Gain (Loss) (includes brokerage commissions)	$14,838	$20,125	$24,395	$(27,130)
Net Income (Loss)	13,898	18,976	22,754	(28,760)
Net Income (Loss) per Managing Operator and Other Unitholders’ Unit *
Series A	100.68	146.37	182.38	(235.82)
Series B	106.90	161.66	201.33	(258.23)
Series D	45.29	64.01	54.96	(87.20)
Series W	133.18	185.61	230.00	(262.10)

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholders’ Unit
Series A	100.41	145.76	178.01	(239.51)
Series B	113.23	162.02	198.18	(258.27)
Series D	44.07	62.47	62.39	(93.60)
Series W	131.35	184.62	224.89	(266.57)

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Series A	2,483.75	2,629.51	2,807.52	2,568.01
Series B	2,708.58	2,870.60	3,068.78	2,810.51
Series D	1,010.61	1,073.08	1,135.47	1,041.87
Series W	2,893.26	3,077.88	3,302.77	3,036.20

Weighted Average Number of Units Per Period
Series A	108,849.717	102,508.562	98,909.779	97,225.066
Series B	15,312.285	14,007.921	13,322.219	13,104.057
Series D	1,569.589	1,535.419	1,724.770	2,862.750
Series W	9,241.854	8,665.237	8,422.307	8,388.917

*	Based on weighted average number of units outstanding during the period.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Campbell Fund Trust (the "Trust") is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002. The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) which began trading operations in January 1972. The Trust currently trades in the U.S. and international futures, forward and centrally cleared swap markets under the sole direction of Campbell & Company, LP, the managing operator of the Trust. Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies, credit and commodities. The Trust is an actively managed account with speculative trading profits as its objective.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units. Effective August 1, 2017, the Trust began offering Series D units.

As of December 31, 2020, the aggregate capitalization of the Trust was $279,565,692 with Series A, Series B, Series D and Series W comprising $216,523,843, $32,296,756, $5,043,054 and $25,702,039, respectively, of the total. The Net Asset Value per Unit was $2,579.95 for Series A, $2,837.78 for Series B, $1,059.92 for Series D and $3,112.12 for Series W.

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

Approximately 10% to 30% of the Trust's assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust's assets are deposited with the over-the-counter counterparty or centrally cleared in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

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

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts and centrally cleared swap contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Results of Operations

The returns for the years ended December 31, 2020, 2019 and 2018 for Series A were 0.46%, 7.75% and (9.03)%, Series B were 0.97%, 8.29% and (8.66)%, Series D were 1.73%, 7.79% and (8.15)% and Series W were 2.50%, 9.93% and (7.28)% respectively.

During the years ended December 31, 2020, 2019 and 2018, the Trust accrued management fees in the amounts of $8,472,866, $12,792,990, and $16,863,539, respectively, and paid management fees in the amounts of $8,990,885, $12,901,756, and $17,499,643, respectively. During the years ended December 31, 2020, 2019 and 2018, the Trust accrued sales commissions in the amounts of $2,990,891, $0, and $0, respectively, and paid sales commissions in the amounts of $2,573,244, $0, and $0, respectively. During the years ended December 31, 2020, 2019 and 2018, the Trust accrued performance fees in the amounts of $0, $21,165, and $0, respectively, and paid performance fees in the amounts of $0, $21,165, and $3,207.

2020 (For the Year Ended December 31)

Of the 0.46% return for the year ended December 31, 2020 for Series A, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (5.67)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 0.97% return for year ended December 31, 2020 for Series B, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (5.16)% due to brokerage fees, management fees, sales commissions and operating costs borne by Series B.

Of the 1.73% return for the year ended December 31, 2020 for Series D, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (4.40)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 2.50% return for the year ended December 31, 2020 for Series W, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (3.63)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the 5.03% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Credit	0.08%
Commodities	10.33
Foreign Exchange	4.31
Interest Rates	2.63
Equity Indices	(12.32)
5.03%

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

Losses in May once again came from foreign exchange, as well as commodity and stock index holdings, while interest rate positions contributed some gains. May’s short positioning on several of the so-called commodity currencies, namely the Norwegian krone and Australian dollar, produced losses when those currencies rallied strongly.  Fueling the run-up was a sharp rebound in many beaten down commodity markets, specifically the energy complex, as optimism grew that the worst of the COVID-19 crisis was over.  A long position on the Canadian dollar (versus short the US dollar) contributed some partially offsetting gains for the sector on the same commodity currency drivers cited above. Commodity holdings produced additional losses for the Trust during the month.  Short positioning on the energy, grain, and industrial metal complexes showed losses as those markets rallied driven by the improving COVID-19 crisis.  A long holding on precious metals, specifically silver, produced some partially offsetting gains for the sector as expected industrial demand overwhelmed limited supplies of the metal. Short positioning on stock indexes in Europe and Japan suffered as most global stock indices continued to bounce higher from the March COVID-19 crisis lows.  Regional economic re-openings linked with no new major spikes in coronavirus cases fueled the equity optimism.  A long position on the Hong Kong Hang Seng index added to sector losses as that market was one of the few global indexes to sell-off during May.  China's legislature approved a proposal to impose a highly contentious national security law in the semi-autonomous territory which sparked the regional equity sell-off. Interest rate positions from both long and short-dated instruments contributed partially offsetting gains to the Trust in May.  A short position on the German 10-year note was one of the most profitable markets in the sector.  The German Bund sold-off during the month (prices lower and yields higher) as signs of improvement in the coronavirus crisis caused traders to shun safe haven assets in favor of riskier ones.

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

July saw losses for the Trust, driven primarily from stock index holdings and foreign exchange trading in the emerging and developed markets. The United States’ inability to get the COVID-19 virus under control in the face of other nations of the world seemingly better able to handle the crisis generated concern that US economic growth would lag other countries, leading the FOMC to keep highly accommodative monetary easing in place longer. This dichotomy weakened the US dollar to two-year lows hurting the Trust's long US dollar positioning against many other currencies. Stock index trading also generated losses for the Trust during July. Long positioning, primarily in Asia-Pacific and Europe, produced the bulk of the sector's decline. Late in the month both the Asia-Pacific and European regions began to see an uptick in COVID-19 virus cases. Regional governments were quick to discuss the possibility of once again needing to shutdown economies to halt the spread which led to rapid risk-off sentiment in equity markets leading to lower prices. Commodity trading generated the best partially offsetting profits for the Trust. Long positioning on silver and gold proved profitable as both metals showed strong monthly gains. The aforementioned drivers of US dollar weakness were the primary cause of precious metal subsector gains. Some partially offsetting losses came from the grain and energy subsectors. Short grain holdings generated losses as the grain complex rallied during the month on poor crop conditions in the US Plains. Short positioning on natural gas suffered as high summer electric demand in the US sparked high price volatility that the systematic models failed to trade profitably. Interest rate positions from both short-dated and long-dated instruments also contributed gains during July. Long positioning on fixed income instruments profited as prices rose (yields fell) amid US/Chinese geopolitical tensions and as high uncertainty over the course of the COVID-19 crisis led to demand for safe haven assets.

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

The Trust showed a small loss in September, with interest rate positions from long-dated securities once again contributing some of the largest Trust profits during September. Long positioning on a variety of global fixed income instruments gained as prices rose (yields fell). September had a pronounced risk-off tone that benefitted fixed income holdings due to their attractive safe haven qualities. Overbought conditions in US tech stocks, a lack of progress on another US fiscal stimulus package, some signs that the global economic recovery was stalling, US Presidential election uncertainty, and signs that a new wave of COVID-19 cases was emerging in a variety of regions around the globe all led to the general risk-off malaise. Commodity trading also added gains for the Trust. A short position on natural gas generated profits as that market fell over 10% during the month. Swelling inventories linked with cooler temperatures in much of the United States were the catalyst to lower natural gas prices. A short position on gasoil also proved profitable amid anemic demand as the COVID-19 pandemic crimped diesel fuel purchases. Some partially offsetting losses were experienced in long industrial metal and long grain holdings. Prices in these two subsectors were depressed during the month by a strengthening US dollar on flight to safety buying. Foreign exchange trading contributed small losses during the month. Gains in emerging FX markets were more than offset by losses in developed FX positions, leading to a small net loss within the asset class. Stock index trading generated the largest losses for the Trust during September. Long positioning, especially in Europe, Australia, the UK, and Canada, produced losses as indexes in those countries declined amid the risk-off environment that dominated the month. Fresh virus outbreaks in the UK and Europe linked with concerns that the UK and the European Union were headed for a "no deal" Brexit weighed on equities in those countries. Falling commodity markets due to US dollar strength and concern over global growth prospects depressed equities in Australia and Canada.

The Trust showed a gain in October with profits coming from commodity and FX positions, while stock index and interest rate holdings produced some partially offsetting losses. Commodity trading drove gains for the Trust.  Long positioning on the industrial metals complex profited as prices rallied across the subsector with strengthening fundamentals outweighing concerns over a new wave of COVID-19 infections in Europe and the US. Nickel led monthly gains as multiple typhoons in the Philippines threatened exports and COVID-induced mine closures dented supply.  Long holdings on the soft commodities also proved profitable.  Sugar and cotton both advanced on poor crop conditions driven by adverse weather in their respective growing regions. Foreign exchange trading contributed additional profits during October.  Gains were concentrated in emerging FX markets.  Short positioning on the Polish Zloty (versus long US dollar) profited amid renewed COVID-19 lockdown measures across Europe.  Long holdings on the Korean won and Chinese renminbi (versus short US dollar) experienced gains as both currencies appreciated due to improving economic growth as many Asian countries maintained better control over new COVID-19 outbreaks. Stock index trading generated the largest partially offsetting losses for the Trust.  Regionally, stock index performance varied widely and many indexes experienced volatile price action amid a cross current of news and events.  European indices saw steep losses and to a lesser extent so did US indexes, while many markets in Asia actually produced gains.  This varied and erratic price action proved difficult for the Trust’s systematic trading systems to successfully navigate. Interest rate positions also contributed losses during the month with declines most pronounced in short-dated instruments.  Short positioning on European short-end paper was hurt as prices advanced after a resurgence of COVID-19 infections in the region prompted flight-to-safety buying as governments announced new lockdown measures in an attempt to slow the viral outbreak.

The Trust showed a gain in November with profits coming from stock index, commodity, and credit positions, while interest rate and FX holdings produced some partially offsetting losses. Long positioning on global stock indexes drove profits for the Trust during November.  Stock markets around the globe started the month strong after the US presidential and congressional election results indicated a divided government in the US and as concerns over a disputed presidential election result began to fade.  Bull market optimism continued through the second half of the month as several pharmaceutical companies reported promising results from COVID-19 vaccine trials. Commodity trading also generated gains.  Long grain holdings were additive to the Trust with the soy complex providing the largest gains. Soy prices advanced on a bearish supply outlook and expectations that Chinese demand for soybeans will climb next year.  Long positioning on the industrial metals complex also generated gains, driven by a weaker US dollar and improving Chinese economic data which sparked a rally as base metal demand expectations improved. In credit trading, short protection positions generated gains as US and European credit spreads narrowed on the same risk-on drivers that drove global stocks higher during the month. Interest rate positions contributed losses during November with declines most pronounced in long-dated instruments.  Long positioning on Australian and UK 10-year notes were hurt as yields surged (prices fell) as the flight-to-safety bid dried up following encouraging announcements from COVID-19 vaccine trials.  The absence of US election surprises also saw the US long bond sell-off (yields rose) which generated a loss for long positioning on that market as well FX trading contributing small additional losses during November. Losses were realized from trading both the developed and emerging FX markets against the US dollar, which continued its long-term bear trend lower during the month.

The Trust showed a gain in December with profits coming from commodity, stock index, FX, and credit positions, while interest rate holdings produced some partially offsetting losses. Commodity trading drove profits for the Trust during December.  Long holdings on the soy complex produced the best results within the sector. Soybeans and related products rallied to multiyear highs on dry weather in key growing regions as Chinese demand continues to rise.  Long positioning on the precious metals, softs, and industrial metals generated gains driven by a weaker US dollar and expectations for improving global demand. A short position on natural gas added to profits as warmer weather and abundant supply pushed prices lower in the second half of the month. Long positioning on global stock indexes also generated gains amid a risk-on environment.  Stock markets around the globe mostly rallied as COVID-19 vaccines began to be distributed, the US Congress passed a long-awaited COVID fiscal stimulus package that President Trump signed into law, and as the UK and European Union came to a settlement on a Brexit separation agreement late in the month. In credit trading, short protection positions generated gains as US and European credit spreads narrowed on the same risk-on drivers that drove most global stocks higher. Foreign exchange trading contributed additional gains during December.  Profits were realized from trading both the emerging and developed FX markets against the US dollar, which continued its long-term bear trend lower during the month. Interest rate positions produced some partially offsetting losses during the month with declines most pronounced in long-dated instruments. Short positioning in UK and German 10-year notes suffered as Brexit uncertainty throughout the month pushed prices higher (yields fell). Long positioning in Australian fixed income instruments and US Treasuries also created losses as prices fell (yields rose) with encouraging vaccine news and prospects for US fiscal stimulus outweighing increasing COVID cases.

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

An analysis of the 10.78% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(8.12)%
Foreign Exchange	(3.76)
Interest Rates	12.88
Equity Indices	9.78
10.78%

The Trust was lower in January with losses coming from commodity and foreign exchange positions, while fixed income and stock holdings produced partially offsetting gains for the Trust.  Commodity trading generated losses for the Trust in January.  Short energy positions suffered as the complex rebounded from multi-year lows on back of bullish fundamental developments and a general increase in risk sentiment.  Short grain positioning also detracted as the sector traded higher amid adverse weather conditions in key growing regions, and some optimism surrounding the latest round of trade talks between the US and China. Foreign exchange positioning produced additional losses, with gains in long emerging market currencies (versus the USD) being overshadowed by losses in the developed markets, where we were net short against the greenback.  The USD was broadly weaker on the month with the notable themes being the US government shutdown and a less hawkish FOMC.  Short positioning on several of the commodity currencies produced the largest losses as those currencies rallied on back of the increase in prices across the petroleum complex during the month.  Interest rate positions from long-dated instruments provided offsetting profits during the month.  Long positioning on bonds issued by Australia, Canada, and France generated the largest gains.  The shift in central bank rhetoric to a more dovish tone caused global fixed income markets to rise to start the year.   Stock index positions also produced some offsetting gains during the month.  Despite a myriad of global headwinds, stock markets recovered from their December sell-off, encouraged by a resumption of trade talks, dovish Fed takeaways, and the start of US Q4 earnings that mostly met expectations. Shorter term strategies moved from short to long, flipping net Trust positioning in time to capitalize on rallying equity markets, especially in the Hang Seng index.

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

The Trust showed a loss in September, with losses coming from interest rate and commodity positions, while stock index holdings produced some partially offsetting gains for the portfolio.  Foreign exchange holdings had little impact on the portfolio during the month. Interest rate positions from both short-dated and long-dated instruments provided losses during September.  Long positioning, especially in Australia and Europe, contributed the largest losses to the sector as progress on the US-Chinese trade talks overshadowed the US political situation.  European fixed income markets took an additional leg lower after the ECB’s hawkish rate cut and commentary which emphasized fiscal policy over additional monetary stimulus. Partially offsetting those losses were gains from short positions on the US 10 year and 30 year Treasury bonds. Commodity trading produced additional losses for the portfolio during the month.  Short positioning in some energy markets suffered after the petroleum complex initially spiked higher following the September 14th rebel attacks on a Saudi Arabian oil field and processing facility.  In the softs, a short sugar holding incurred losses as the commodity was boosted by signs of tightening supplies.  Additional losses were produced from our short grain holdings.  The grain markets rose as potential purchases of US agricultural goods by China were said to be in focus in discussions between the countries' trade representatives.  Foreign exchange positions had little net P&L impact to the portfolio during September. Gains in our emerging market positions were overwhelmed by a short position on the Australian dollar.  The Aussie currency moved higher on back of the improvements in US-Chinese trade talks and the Australian central bank pausing their monetary policy easing measures. Long global stock positioning provided the portfolio with some partially offsetting gains.  Stock indexes closed higher in September but ebbed and flowed throughout the month as the markets focused on better US-Chinese trade headlines, improving US macro data, geopolitical concerns, and expectations for more central bank policy support.  The best monthly stock index gains were found in Europe.

Losses in October were from foreign exchange, interest rate, commodity, and stock index positions as the Trust’s FX holdings contributed the largest declines during the month.  Losses were dominated by short positions in the developed market currencies (versus long the USD), specifically in the British pound, and Australian and New Zealand dollars.  The US dollar was broadly weaker during the month amid a US interest rate cut and as risk-on flows were fueled by improving sentiment around both US-China trade relations and the Brexit outlook.  The British pound rallied throughout the month on back of Brexit-related enthusiasm.  The Australian and New Zealand dollars benefited from the generally positive progress on US-China trade negotiations. Interest rate positions from both short-dated and long-dated instruments contributed additional losses.  Long positioning in Japan, Australia, and Europe all suffered amid improving risk sentiment driven by signs that the US and China were making concrete advancements with “Phase One” of the trade deal.  Progress towards an orderly United Kingdom exit from the European Union also helped drive investors out of fixed income and into riskier assets which hurt the Trust’s rate positioning. Commodity trading also produced losses for the Trust during October.  The energy sub-sector was the main detractor as a short position on natural gas suffered amid cooler than expected temperatures in the US, which sent prices sharply higher. In addition, choppy price action within the petroleum complex proved challenging for our trading systems to profitably navigate.  Some partially offsetting gains were achieved in the precious metals, meats, and grains sub-sectors. Global stock index trading was also a drag on the Trust during the month.  Short-term strategies experienced losses in the United Kingdom’s FTSE 100 index as they were whipsawed by a sharp sell-off early in October, followed by a recovery later in the month.  Some partially offsetting gains were seen from long positioning on US and Japanese stock indices which rose driven by the risk-on tailwinds and better than expected earnings reports seen during the month.  Losses in the UK overwhelmed any gains experienced in other regions of the world.

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

The Trust generated losses in December with its interest rate, foreign exchange, and commodity positions, while stock index holdings created some partially offsetting gains for the Trust. The interest rate sector generated some of the largest monthly losses.  Long positioning on both long-dated and short-dated instruments suffered as prices fell (yields rose) as safe-haven assets were sold due to a resurgent risk-on environment driven by positive progress on a US-China trade agreement.  A long position on the Australian 10-year note generated the largest losses within the sector as that instrument sold-off throughout the month. Foreign exchange trading was also a major detractor to the Trust during December.  Short positions on the Norwegian krone and Australian dollar (both versus long US dollar) suffered amid an improvement in risk-on sentiment.  A cooling of trade tensions between the US and China helped to fuel monthly gains for both of these so-called "commodity currencies" which hurt the Trust's short positioning.  Some partially offsetting gains were found in the emerging FX sub-sector.  A long position on the Brazilian real (versus short US dollar) benefitted from the same risk-on dynamic. Commodity holdings contributed small additional losses during the month.  Short positioning on the grain markets, most notably a short on soybeans, were hurt by progress on a new US-Chinese trade accord where China agreed to purchase large quantities of US crops which sent prices higher.  Mostly offsetting gains were generated by the energy sub-sector.  Long positioning on Brent and crude produced some of the best profits as those products benefitted from lower inventory levels, some rising geopolitical risks, and a weaker US dollar. Global stock index trading produced the only gains for the Trust during December.  Long positioning across most global stock indexes proved profitable as equities generally moved higher during the month.  Diminished trade tensions, supportive central bank policies, and dampened risk related to Brexit all provided a tailwind for stocks to close out the decade.

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

An analysis of the (5.87)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.00)%
Foreign Exchange	3.47
Interest Rates	1.79
Equity Indices	(9.13)
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

The Trust's risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Trust estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, credit, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Trust's VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

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

Because the business of the Trust is the speculative trading of futures, forwards, and swaps, the composition of the Trust's trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 2020, 2019 and 2018 and the trading gains/losses by market category for the years then ended.

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.11%	0.08%
Commodities	0.71%	10.33%
Foreign Exchange	0.51%	4.31%
Interest Rates	0.87%	2.63%
Equity Indices	0.63%	(12.32)%
Aggregate/Total	1.43%	5.03%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust's open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2020.

Of the 0.46% return for the year ended December 31, 2020 for Series A, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (5.67)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 0.97% return for year ended December 31, 2020 for Series B, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (5.16)% due to brokerage fees, management fees, sales commissions, and operating costs borne by Series B.

Of the 1.73% return for the year ended December 31, 2020 for Series D, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (4.40)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 2.50% return for the year ended December 31, 2020 for Series W, approximately 5.03% was due to trading gains (before commissions) and approximately 1.10% due to investment income, offset by approximately (3.63)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series W.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.12)%
Foreign Exchange	0.60%	(3.76)%
Interest Rates	0.61%	12.88%
Equity Indices	0.71%	9.78%
Aggregate/Total	1.19%	10.78%

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

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.87%	(2.00)%
Foreign Exchange	0.80%	3.47%
Interest Rates	0.47%	1.79%
Equity Indices	0.76%	(9.13)%
Aggregate/Total	2.11%	(5.87)%

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2020 by market sector.

Foreign Exchange

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

Equity Indices

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2020.

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

During 2020, the Trust operated as normal during the coronavirus outbreak.  The Trust had access to and the ability to trade in approved markets.  There were no disruptions in the Trust’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

The future impact of COVID-19 on the financial performance of the Trust’s investments will depend on future developments, including the effectiveness of vaccines and their recent rollout to the public as new strains of the virus emerge, and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Trust’s ability to trade and investment results may be materially affected.

Item 8.	Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 60 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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

Management assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2020, the Trust's internal control over financial reporting was effective.

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

Campbell & Company receives (i) a monthly management fee of 1/12 of 2% of the month-end net assets of the Series A Units, Series B Units, Series D Units and Series W Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 2% of the average month-end net assets per year of the Series A Units, Series B Units, Series D Units and Series W Units; (ii) a monthly sales fee of 1/12 of 2% of the month-end net assets of the Series A Units and Series B Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 2% of average month-end net assets per year of the Series A Units and Series B Units; (iii) a monthly sales fee of 1/12 of 0.75% of the month-end net assets of the Series D Units without reductions for distributions, redemptions or withdrawals during said month, totaling approximately 0.75% of average month-end net assets per year of the Series D Units; and (iv) a quarterly performance fee of 20% of the aggregate cumulative appreciation (if any) in the net asset value per unit of the Series A Units, Series B Units, Series D Units and Series W Units at the end of each quarter, exclusive of appreciation attributable to interest income, allocable to such Series of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis, charged quarterly. In determining the fees in this paragraph, net assets shall not be reduced by the performance fees being calculated for such current period. In respect of each Series of Units, "aggregate cumulative appreciation" means the total increase in Unit value of such Series of Units from the commencement of trading, minus the total increase in Unit value of such Series of Units for all prior quarters, multiplied by the number of Units of such Series outstanding. The performance fee is paid only on profits attributable to each Series of Units outstanding. The performance fee is accrued monthly and paid quarterly.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2020, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2020, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2020 and 2019 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust's annual financial statements, for review of financial statements included in the Trust's Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2020 and 2019 were $229,125 and $224,250, respectively.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 60 thereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2020 and 2019, (ii) Statements of Financial Condition as of December 31, 2020 and 2019, (iii) Statements of Operations For the Years Ended December 31, 2020, 2019 and 2018, (iv) Statements of Cash Flows For the Years Ended December 31, 2020, 2019 and 2018, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2020, 2019 and 2018, (vi) Financial Highlights For the Years Ended December 31, 2020, 2019 and 2018, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2020 and 2019, (ii) Statements of Financial Condition as of December 31, 2020 and 2019, (iii) Statements of Operations For the Years Ended December 31, 2020, 2019 and 2018, (iv) Statements of Cash Flows For the Years Ended December 31, 2020, 2019 and 2018, (v) Statements of Changes in Unitholders' Capital (Net Asset Value) For the Years Ended December 31, 2020, 2019 and 2018, (vi) Financial Highlights For the Years Ended December 31, 2020, 2019 and 2018, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2021.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 26, 2021.

Signature	Capacity

/s/ G. William Andrews	Chief Executive Officer
G. William Andrews

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ Gabriel A. Morris	Chief Operating Officer
Gabriel A. Morris

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2020

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the "Trust"), including the condensed schedules of investments, as of December 31, 2020 and 2019, the related statements of operations, cash flows, changes in unitholders' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations, its cash flows, changes in its unitholders' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 26, 2021

We have served as the Trust's auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$9,566,590	3.42%
	Credit Cards	1,030,754	0.37%
	Equipment Loans	2,477,072	0.89%
	Total Asset Backed Securities (cost $13,025,886)	13,074,416	4.68%

	Bank Deposits
	United States
	Financials (cost $1,625,203)	1,624,998	0.58%
	Total Bank Deposits (cost $1,625,203)	1,624,998	0.58%

	Commercial Paper
	United Kingdom
	Financials (cost $2,862,221)	2,861,876	1.02%
	United States
	Consumer Discretionary	5,728,110	2.05%
	Consumer Staples	2,914,818	1.04%
	Energy	2,249,654	0.80%
	Financials	20,087,107	7.19%
	Industrials	7,101,081	2.54%
	Utilities	22,208,787	7.94%
	Total United States (cost $60,285,304)	60,289,557	21.56%
	Total Commercial Paper (cost $63,147,525)	63,151,433	22.58%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,600,764	1.29%
	Canada
	Financials (cost $7,600,479)	7,614,047	2.72%
	Germany
	Consumer Discretionary (cost $3,814,460)	3,839,645	1.37%
	Switzerland
	Financials (cost $2,449,548)	2,481,960	0.89%
	United Kingdom
	Financials (cost $3,860,000)	$3,867,214	1.38%

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$966,203	0.35%
	Consumer Discretionary	10,765,095	3.85%
	Consumer Staples	1,595,495	0.57%
	Energy	4,485,906	1.60%
	Financials	18,489,405	6.61%
	Industrials	4,363,075	1.56%
	Technology	5,846,415	2.09%
	Total United States (cost $46,301,246)	46,511,594	16.63%
	Total Corporate Bonds (cost $67,610,733)	67,915,224	24.28%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$6,660,000	U.S. Treasury Bills Due 01/14/2021 (1)	6,659,913	2.38%
$25,125,000	U.S. Treasury Bills Due 02/11/2021 (1)	25,123,417	8.99%
$13,092,500	U.S. Treasury Bills Due 03/11/2021 (1)	13,090,693	4.68%
	Total Government And Agency Obligations (cost $44,873,315)	44,874,023	16.05%
	Total Fixed Income Securities (cost $190,282,662) (2)	$190,640,094	68.17%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $44,874,023 deposited with the futures brokers.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $15,831,488)	$15,831,488	5.66%
Total Short Term Investments (cost $15,831,488)	$15,831,488	5.66%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$2,923,345	1.05%
Energy	478,661	0.17%
Metals	4,159,062	1.49%
Stock indices	1,949,033	0.69%
Short-term interest rates	337,344	0.12%
Long-term interest rates	1,985,635	0.71%
Net unrealized gain (loss) on long futures contracts	11,833,080	4.23%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(266,908)	(0.10)%
Energy	128,596	0.05%
Metals	(1,857,847)	(0.66)%
Stock indices	18,349	0.01%
Short-term interest rates	68,223	0.02%
Long-term interest rates	(222,174)	(0.08)%
Net unrealized gain (loss) on short futures contracts	(2,131,761)	(0.76)%
Net unrealized gain (loss) on open futures contracts	$9,701,319	3.47%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$10,221,810	3.66%
Various short forward currency contracts	(7,895,091)	(2.82)%
Net unrealized gain (loss) on open forward currency contracts	$2,326,719	0.84%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,697,355)(3)	$2,611,165	0.93%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $229,351)(4)	$809,670	0.29%

(3)
Includes $2,603,209 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $958,613 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,837,798	5.12%
	Credit Cards	2,675,309	0.86%
	Equipment Loans	618,295	0.20%
	Utility Rate Reduction Bonds	544,640	0.18%
	Total Asset Backed Securities (cost $19,601,083)	19,676,042	6.36%

	Bank Deposits
	Singapore
	Financials (cost $2,837,086)	2,837,107	0.92%
	United States
	Financials (cost $2,392,198)	2,393,483	0.77%
	Total Bank Deposits (cost $5,229,284)	5,230,590	1.69%

	Commercial Paper
	Australia
	Financials (cost $2,486,462)	2,485,923	0.80%
	Canada
	Financials (cost $999,632)	999,620	0.32%
	Sweden
	Financials (cost $2,990,273)	2,990,613	0.97%
	Switzerland
	Financials (cost $4,296,981)	4,297,185	1.39%
	United States
	Communications	2,995,139	0.97%
	Consumer Discretionary	26,514,040	8.57%
	Consumer Staples	4,537,769	1.47%
	Financials	23,493,503	7.59%
	Industrials	1,997,585	0.64%
	Utilities	24,091,267	7.78%
	Total United States (cost $83,630,421)	83,629,303	27.02%
	Total Commercial Paper (cost $94,403,769)	94,402,644	30.50%

	Corporate Bonds
	Canada
	Financials	5,910,253	1.91%
	Industrials	1,595,400	0.52%
	Total Canada (cost $7,494,451)	7,505,653	2.43%
	Germany
	Consumer Discretionary (cost $5,147,253)	5,166,625	1.67%
	Japan
	Financials (cost $2,020,000)	2,020,373	0.65%
	United Kingdom
	Energy	2,120,364	0.69%
	Financials	3,873,831	1.25%
	Total United Kingdom (cost $5,979,474)	$5,994,195	1.94%

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019
FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$3,078,403	0.99%
	Consumer Discretionary	14,140,035	4.57%
	Consumer Staples	3,547,193	1.14%
	Energy	6,047,117	1.95%
	Financials	23,371,727	7.55%
	Industrials	5,427,486	1.75%
	Materials	884,220	0.29%
	Technology	5,066,126	1.64%
	Utilities	2,348,096	0.76%
	Total United States (cost $63,778,285)	63,910,403	20.64%
	Total Corporate Bonds (cost $84,419,463)	84,597,249	27.33%

	Government And Agency Obligations
	United States
	U.S. Treasury Bills
$4,160,000	U.S. Treasury Bills Due 01/02/2020 (1)	4,160,000	1.35%
$4,500,000	U.S. Treasury Bills Due 01/16/2020 (1)	4,497,563	1.45%
$27,690,000	U.S. Treasury Bills Due 02/13/2020 (1)	27,642,108	8.93%
$17,392,500	U.S. Treasury Bills Due 03/12/2020 (1)	17,341,856	5.60%
	Total Government And Agency Obligations (cost $53,635,500)	53,641,527	17.33%
	Total Fixed Income Securities (cost $257,289,099) (2)	$257,548,052	83.21%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $53,641,527 deposited with the futures brokers.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2019

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,780)	$4,780	0.00%
Total Short Term Investments (cost $4,780)	$4,780	0.00%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$111,797	0.04%
Energy	897,502	0.29%
Metals	2,205,166	0.71%
Stock indices	91,738	0.03%
Short-term interest rates	(765,294)	(0.25)%
Long-term interest rates	(4,935,840)	(1.59)%
Net unrealized gain (loss) on long futures contracts	(2,394,931)	(0.77)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(2,850,079)	(0.92)%
Energy	588,691	0.19%
Metals	(4,618,405)	(1.49)%
Stock indices	79,410	0.03%
Short-term interest rates	(412)	0.00%
Long-term interest rates	1,055,789	0.34%
Net unrealized gain (loss) on short futures contracts	(5,745,006)	(1.85)%
Net unrealized gain (loss) on open futures contracts	$(8,139,937)	(2.62)%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$22,090,636	7.14%
Various short forward currency contracts	(24,754,313)	(8.00)%
Net unrealized gain (loss) on open forward currency contracts	$(2,663,677)	(0.86)%

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS
Equity in futures brokers trading accounts
Cash	$18,771,895	$15,751,729
Restricted cash	0	4,648,990
Fixed income securities (cost $44,873,315 and $53,635,500, respectively)	44,874,023	53,641,527
Net unrealized gain (loss) on open futures contracts	9,701,319	(8,139,937)
Total equity in futures brokers trading accounts	73,347,237	65,902,309

Cash and cash equivalents	2,026,150	1,136,488
Cash at interbank market maker	13,343,832	14,834,264
Restricted cash at interbank market maker	19,627,499	29,815,239
Short term investments (cost $15,831,488 and $4,780, respectively)	15,831,488	4,780
Cash at swaps broker	6,495,743	0
Restricted cash at swaps broker	8,338,403	0
Fixed income securities (cost $145,409,347 and $203,653,599, respectively)	145,766,071	203,906,525
Credit default index swaps	7,956	0
Due from swaps broker	45,134	0
Net unrealized gain on forward currency contracts	2,326,719	0
Interest receivable	197,660	635,953
Subscriptions receivable	500,000	0
Total assets	$287,853,892	$316,235,558

LIABILITIES
Accounts payable	$178,723	$327,900
Management fee payable	477,700	995,719
Net unrealized loss on forward currency contracts	0	2,663,677
Interest rate swaps	148,943	0
Accrued commissions and other trading fees on open contracts	56,032	183,841
Offering costs payable	105,926	114,869
Sales commission payable	417,647	0
Redemptions payable	6,903,229	2,442,931
Total liabilities	8,288,200	6,728,937

UNITHOLDERS' CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 83,925.461 and 95,005.038 units outstanding at December 31, 2020 and December 31, 2019	216,523,843	243,974,281
Series B Units – Redeemable
Other Unitholders - 11,380.986 and 13,005.349 units outstanding at December 31, 2020 and December 31, 2019	32,296,756	36,551,654
Series D Units – Redeemable
Other Unitholders - 4,757.939 and 3,366.350 units outstanding at December 31, 2020 and December 31, 2019	5,043,054	3,507,300
Series W Units – Redeemable
Other Unitholders - 8,258.693 and 8,389.889 units outstanding at December 31, 2020 and December 31, 2019	25,702,039	25,473,386
Total unitholders' capital (Net Asset Value)	279,565,692	309,506,621
Total liabilities and unitholders' capital (Net Asset Value)	$287,853,892	$316,235,558

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(17,868,713)	$59,284,141	$(41,063,148)
Change in unrealized	17,841,256	(13,825,128)	(3,309,269)
Brokerage commissions	(2,279,106)	(2,033,950)	(1,883,439)
Net gain (loss) from futures trading	(2,306,563)	43,425,063	(46,255,856)

Forward currency trading gains (losses)
Realized	8,601,490	98,082	7,468,040
Change in unrealized	4,990,396	(11,031,063)	5,265,522
Brokerage commissions	(191,737)	(264,320)	(158,621)
Net gain (loss) from forward currency trading	13,400,149	(11,197,301)	12,574,941

Swap trading gains (losses)
Realized	(722,569)	0	0
Change in unrealized	1,494,129	0	0
Net gain (loss) from swap trading	771,560	0	0
Total net trading gain (loss)	11,865,146	32,227,762	(33,680,915)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	3,088,249	7,783,398	9,144,196
Realized gain (loss) on fixed income securities	53,315	17,516	(68,489)
Change in unrealized gain (loss) on fixed income securities	98,479	698,278	(329,773)
Total investment income (loss)	3,240,043	8,499,192	8,745,934

Expenses
Management fee	8,472,866	12,792,990	16,863,539
Performance fee	0	21,165	0
Operating expenses	865,291	1,045,001	1,083,249
Sales commission	2,990,891	0	0
Total expenses	12,329,048	13,859,156	17,946,788
Net investment income (loss)	(9,089,005)	(5,359,964)	(9,200,854)
NET INCOME (LOSS)	$2,776,141	$26,867,798	$(42,881,769)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT
(based on weighted average number of units outstanding during the period)
Series A	$20.10	$206.88	$(241.12)
Series B	$16.90	$229.60	$(268.63)
Series D	$16.02	$7.56	$(55.90)
Series W	$77.63	$296.97	$(226.75)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS' UNIT
Series A	$11.94	$184.67	$(236.45)
Series B	$27.27	$215.16	$(246.07)
Series D	$18.05	$75.33	$(85.71)
Series W	$75.92	$274.29	$(216.72)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	91,231.644	101,873.281	136,862.599
Series B	12,412.838	13,936.620	20,850.911
Series D	4,347.817	1,923.132	1,054.474
Series W	8,541.151	8,679.578	18,617.272

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
Cash flows from (for) operating activities
Net income (loss)	$2,776,141	$26,867,798	$(42,881,769)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(24,424,260)	24,157,913	(1,626,480)
(Increase) decrease in interest receivable	438,293	229,961	85,383
(Increase) decrease in due from swaps broker	(45,134)	0	0
Increase (decrease) in accounts payable and accrued expenses	(377,358)	21,513	(667,896)
Net proceeds from swap broker	912,546	0	0
Purchases of investments	(2,493,212,413)	(3,432,774,078)	(4,845,927,971)
Sales/maturities of investments	2,545,114,712	3,439,092,248	5,076,894,272
Net cash from (for) operating activities	31,182,527	57,595,355	185,875,539

Cash flows from (for) financing activities
Addition of units	9,681,771	17,036,486	24,249,599
Redemption of units	(37,108,487)	(74,709,778)	(190,372,928)
Offering costs paid	(1,338,999)	(1,481,881)	(1,685,691)
Net cash from (for) financing activities	(28,765,715)	(59,155,173)	(167,809,020)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,416,812	(1,559,818)	18,066,519

Cash, cash equivalents and restricted cash at beginning of year	66,186,710	67,746,528	49,680,009
Cash, cash equivalents and restricted cash at end of year	$68,603,522	$66,186,710	$67,746,528

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2020	2019	2018
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$18,771,895	$15,751,729	$29,264,709
Restricted cash	0	4,648,990	0
Cash and cash equivalents	2,026,150	1,136,488	22,653,467
Cash at interbank market maker	13,343,832	14,834,264	0
Restricted cash at interbank market maker	19,627,499	29,815,239	15,828,352
Cash at swaps broker	6,495,743	0	0
Restricted cash at swaps broker	8,338,403	0	0
Total cash, cash equivalents and restricted cash at end of year	$68,603,522	$66,186,710	$67,746,528

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2017	155,656.273	$407,786,433	24,609.317	$69,925,360
Net income (loss)		(33,000,037)		(5,601,242)
Additions	6,664.265	16,077,415	0.000	0
Redemptions	(50,831.782)	(123,807,843)	(8,829.492)	(23,369,891)
Offering costs		(1,340,326)		0
Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227

Net income (loss)		21,075,846		3,199,864
Additions	5,196.680	13,815,772	29.109	78,844
Redemptions	(21,680.398)	(55,305,132)	(2,803.585)	(7,681,281)
Offering costs		(1,327,847)		0
Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654

Net income (loss)		1,833,660		209,773
Additions	1,637.034	4,286,188	15.956	43,330
Redemptions	(12,716.611)	(32,394,079)	(1,640.319)	(4,508,001)
Offering costs		(1,176,207)		0
Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756

Net Asset Value per Other Unitholders' Unit - Series A
December 31, 2020	December 31, 2019	December 31, 2018
$2,579.95	$2,568.01	$2,383.34

Net Asset Value per Other Unitholders' Unit - Series B
December 31, 2020	December 31, 2019	December 31, 2018
$2,837.78	$2,810.51	$2,595.35

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2017	259.610	$273,175	22,774.964	$67,838,187	$545,823,155
Net income (loss)		(58,946)		(4,221,544)	(42,881,769)
Additions	1,361.229	1,357,448	2,393.603	6,764,736	24,199,599
Redemptions	(51.250)	(49,436)	(15,861.614)	(44,411,881)	(191,639,051)
Offering costs		(5,163)		(264,511)	(1,610,000)
Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934

Net income (loss)		14,533		2,577,555	26,867,798
Additions	1,848.016	2,039,148	353.915	1,102,722	17,036,486
Redemptions	(51.255)	(53,221)	(1,270.979)	(3,779,538)	(66,819,172)
Offering costs		(10,238)		(132,340)	(1,470,425)
Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621

Net income (loss)		69,662		663,046	2,776,141
Additions	1,980.394	2,100,222	1,200.819	3,752,031	10,181,771
Redemptions	(588.805)	(611,407)	(1,332.015)	(4,055,298)	(41,568,785)
Offering costs		(22,723)		(131,126)	(1,330,056)
Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692

Net Asset Value per Other Unitholders' Unit - Series D
December 31, 2020	December 31, 2019	December 31, 2018
$1,059.92	$1,041.87	$966.54

Net Asset Value per Other Unitholders' Unit - Series W
December 31, 2020	December 31, 2019	December 31, 2018
$3,112.12	$3,036.20	$2,761.91

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series A
	2020	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,568.01	$2,383.34	$2,619.79

Income (loss) from operations:
Total net trading gains (losses) (1)	107.57	243.73	(169.98)
Net investment income (loss) (1)	(82.74)	(46.03)	(56.68)
Total net income (loss) from operations	24.83	197.70	(226.66)
Offering costs (1)	(12.89)	(13.03)	(9.79)
Net asset value per unit at end of year	$2,579.95	$2,568.01	$2,383.34
Total Return	0.46%	7.75%	(9.03)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.32%	4.38%	4.29%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.32%	4.38%	4.29%
Net investment income (loss) (2)	(3.23)%	(1.79)%	(2.32)%

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

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series B
	2020	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,810.51	$2,595.35	$2,841.42

Income (loss) from operations:
Total net trading gains (losses) (1)	117.89	265.18	(184.39)
Net investment income (loss) (1)	(90.62)	(50.02)	(61.68)
Total net income (loss) from operations	27.27	215.16	(246.07)
Net asset value per unit at end of year	$2,837.78	$2,810.51	$2,595.35
Total Return	0.97%	8.29%	(8.66)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.32%	4.38%	4.29%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.32%	4.38%	4.29%
Net investment income (loss) (2)	(3.23)%	(1.79)%	(2.33)%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit and offering cost per unit are calculated by dividing the net investment income (loss) by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series D
	2020	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,041.87	$966.54	$1,052.25

Income (loss) from operations:
Total net trading gains (losses) (1)	44.65	98.30	(72.14)
Net investment income (loss) (1)	(21.37)	(17.65)	(8.67)
Total net income (loss) from operations	23.28	80.65	(80.81)
Offering costs (1)	(5.23)	(5.32)	(4.90)
Net asset value per unit at end of year	$1,059.92	$1,041.87	$966.54
Total Return	1.73%	7.79%	(8.15)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	3.02%	2.93%	2.89%
Performance fee	0.00%	0.99%	0.00%
Total expenses	3.02%	3.92%	2.89%
Net investment income (loss) (2)	(2.03)%	(0.60)%	(0.85)%

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

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2020, 2019 and 2018. This information has been derived from information presented in the financial statements.

	Series W
	2020	2019	2018
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,036.20	$2,761.91	$2,978.63

Income (loss) from operations:
Total net trading gains (losses) (1)	129.07	282.59	(194.56)
Net investment income (loss) (1)	(37.80)	6.95	(7.95)
Total net income (loss) from operations	91.27	289.54	(202.51)
Offering costs (1)	(15.35)	(15.25)	(14.21)
Net asset value per unit at end of year	$3,112.12	$3,036.20	$2,761.91
Total Return	2.50%	9.93%	(7.28)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.30%	2.34%	2.32%
Performance fee	0.00%	0.00%	0.00%
Total expenses	2.30%	2.34%	2.32%
Net investment income (loss) (2)	(1.24)%	0.23%	(0.29)%

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Investment transactions, including futures, forwards and fixed income securities are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Realized gains or losses on spot trades associated with forward currency contract trading are included in realized gains or losses from forward currency trading. Unrealized gains and losses on open contracts (the difference between contract trade value and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with ASC 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non- exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The daily exchange of variation margin associated with a Central Counterparty Clearing House derivative instrument is legally characterized as the daily settlement of the derivative instrument itself. Accordingly, the Trust accounts for the daily receipt or payment of variation margin associated with its centrally cleared swaps and futures as a direct reduction to the carrying value of the centrally cleared swaps and futures derivative asset or liability, respectively. The carrying amount of centrally cleared swaps and futures reflected in the Trust’s Statements of Financial Condition is equal to the unsettled fair value of such instruments, which generally represents the change in fair value that occurred on the last day of the reporting period.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Centrally cleared credit default index swaps and interest rate swap transactions are recorded on the trade date. Realized gains or losses are determined using the identified cost method. The fair value of centrally cleared swap contracts is determined by using current market quotations provided by an independent external pricing source. Valuation using an external pricing source involves the use of observable inputs in accordance with the fair value hierarchy. Any change in net unrealized gain or loss from the prior period is reported in Swap trading gains (losses) - Change in unrealized in the Statements of Operations. Period payments received or paid on swap contracts, commissions and fees associated with trading the swap contracts and cash payments received or made due to the underlying obligation in the event of a credit event are recorded as part of “Swap trading gains (losses) – Realized” in the Statements of Operations.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2020 and December 31, 2019, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The following tables set forth by level within the fair value hierarchy the Trust's investments accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019.

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,831,488	$0	$0	$15,831,488
Fixed income securities	0	190,640,094	0	190,640,094

Other Financial Instruments
Exchange-traded futures contracts	9,701,319	0	0	9,701,319
Forward currency contracts	0	2,326,719	0	2,326,719
Credit default index swap contracts	0	2,611,165	0	2,611,165
Interest rate swap contracts	0	809,670	0	809,670
Total	$25,532,807	$196,387,648	$0	$221,920,455

	Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,780	$0	$0	$4,780
Fixed income securities	0	257,548,052	0	257,548,052

Other Financial Instruments
Exchange-traded futures contracts	(8,139,937)	0	0	(8,139,937)
Forward currency contracts	0	(2,663,677)	0	(2,663,677)
Total	$(8,135,157)	$254,884,375	$0	$246,749,218

The gross presentation of the fair value of the Trust's derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2017 through 2020 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2020 and 2019, the amount of unreimbursed offering costs incurred by Campbell & Company is $258,084 and $245,152 for Series A units, $94,736 and $78,736 for Series D units and $258,866 and $240,264 for Series W units, respectively.

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

J. Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate ("LIBOR") and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, six-month and one-year LIBOR and IBOR tenors after June 2023. If LIBOR and IBORs prematurely cease to exist, the Trust may need to renegotiate outstanding swaps to replace affected rates with the identified replacement rates. There is currently no definitive information regarding the future discontinuance of LIBORs or IBORs prior to 2023. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
K. Reclassifications

Certain amounts on the Statements of Financial Condition, Statements of Cash Flows, and in the Notes to the Financial Statements were reclassified to conform with the 2020 presentation. Specifically, in 2019, a portion of cash and cash equivalents was reclassified in order to disclose the amount of cash at the interbank market maker on the on the Statements of Financial Condition and Statements of Cash Flows. In addition, in 2018, trading gains and losses in Note 12 were reclassified to include and disclose the amounts of gains and losses on foreign currency cash balances at the futures brokers.

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

Each Series of units will pay the managing operator a quarterly performance fee equal to 20% of the aggregate cumulative appreciation in Net Asset Value per Unit (as defined) exclusive of appreciation attributable to interest income on a Series-by- Series basis. The performance fee is paid on the cumulative increase, if any, in the Net Asset Value per Unit over the highest previous cumulative Net Asset Value per Unit (commonly referred to as a High Water Mark). In determining the management fee and performance fee (the “fees”), adjustments shall be made for capital additions and withdrawals and Net Assets shall not be reduced by the fees being calculated for such current period. The performance fee is not subject to any clawback provisions. The fees are typically paid in the month following the month in which they are earned. The fees are paid from the available cash at the Trust’s bank, broker or cash management custody accounts.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Note 7. DEPOSITS WITH FUTURES BROKERS

The Trust deposits assets with UBS Securities LLC and Goldman, Sachs & Co., subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury Bills and cash with such futures brokers. The Trust typically earns interest income on its assets deposited with the futures brokers.

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2020. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month- end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2020 and 2019, Campbell & Company received redemption fees of $708 and $36, respectively.

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at December 31, 2020 and December 31, 2019. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At December 31, 2020 and December 31, 2019, the carrying value of such credit derivative contracts sold was $2,611,165 and $0, respectively.

	December 31, 2020	December 31, 2019
	Maturity Date:
Credit Default Index Swaps	December 2025	Not Applicable
Investment grade	$39,578,996	$0
Non-investment grade	$33,585,353	$0
Total	$73,164,349	$0

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

Note 12. TRADING ACTIVITIES AND RELATED RISKS

The Trust engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts and centrally cleared swap contracts (collectively, “derivatives”). Specifically, the Trust trades a portfolio focused on futures, forward, credit default index swap and interest rate swap contracts, which are instruments designed to hedge changes in interest rates, currency exchange rates, stock index values, metals, energy, agriculture values, and credit risks. The Trust is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract. In July 2020, the Trust began trading centrally cleared swap contracts.

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
Market Risk

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets  in which it trades. Theoretically, the Trust is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. The value of an interest rate swap will change as market interest rates rise and fall in conjunction with whether the contract is to receive or pay a fixed interest rate. As a purchaser of credit default index swaps, the Trust’s risk of loss is limited to any cash payments required under the swap contracts. Written credit default contracts (i.e., sell protection) expose the Trust to a market risk equal to the notional value of such swap contracts and any cash payments required under the swap contracts. See Note 1.C. for an explanation of how the Trust determines its valuation for derivatives as well as the netting of derivatives.

The Trust adopted the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2020 and 2019 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2020 Fair Value	Liability Derivatives at December 31, 2020 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,986,269	$(329,832)	$2,656,437
Energy Contracts	Net unrealized gain (loss) on open futures contracts	990,714	(383,457)	607,257
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,414,162	(3,112,947)	2,301,215
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,656,249	(688,867)	1,967,382
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	405,598	(31)	405,567
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,144,323	(380,862)	1,763,461
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	12,145,055	(9,818,336)	2,326,719
Credit Default Index Swap Contracts**	Credit default index swaps	2,946,685	(335,520)	2,611,165
Interest Rate Swap Contracts**	Interest rate swaps	1,140,930	(331,260)	809,670
Totals		$30,829,985	$(15,381,112)	$15,448,873

*	Derivatives not designated as hedging instruments under ASC 815

**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
The trading gains and losses of the Trust's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2020, 2019 and 2018 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Year Ended December 31, 2020	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018
Agriculture Contracts	$5,001,763	$(7,126,680)	$(11,585,635)
Energy Contracts	3,255,246	(12,721,868)	12,454,587
Metal Contracts	22,732,350	(7,521,499)	(12,610,804)
Stock Indices Contracts	(42,680,781)	31,676,122	(41,707,511)
Short-Term Interest Rate Contracts	16,294,270	10,229,458	8,897,512
Long-Term Interest Rate Contracts	(4,630,305)	30,923,480	179,434
Forward Currency Contracts	13,591,886	(10,932,981)	12,733,562
Credit default index swap contracts	1,726,704	0	0
Interest rate swap contracts	(955,144)	0	0
Total	$14,335,989	$34,526,032	$(31,638,855)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended December 31, 2020	Trading Gains/(Losses) for the Year Ended December 31, 2019	Trading Gains/(Losses) for the Year Ended December 31, 2018
Futures trading gains (losses):
Realized***	$(17,868,713)	$59,284,141	$(41,063,148)
Change in unrealized	17,841,256	(13,825,128)	(3,309,269)
Forward currency trading gains (losses):
Realized***	8,601,490	98,082	7,468,040
Change in unrealized	4,990,396	(11,031,063)	5,265,522
Swap trading gains (losses):
Realized***	(722,569)	0	0
Change in unrealized	1,494,129	0	0
Total	$14,335,989	$34,526,032	$(31,638,855)

**
For the years ended December 31, 2020, 2019 and 2018, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $270,297, $208,630, and $(44,052), respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $(512,480), $1,391,620 and $0, respectively.

For the years ended December 31, 2020, 2019 and 2018, the monthly average of futures contracts bought and sold was approximately 53,700, 47,500 and 42,800, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $2,872,180,000, $0 and $0, respectively; and the monthly average of notional value of forward currency contracts was $2,190,500,000, $3,184,100,000 and $2,076,800,000, respectively.

Open contracts generally mature within three months; as of December 31, 2020, the latest maturity date for open futures contracts is March 2022 and the latest maturity date for open forward currency contracts is March 2021. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is March 2026.

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

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020
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

Under the terms of each master netting agreement with UBS Securities LLC and Goldman, Sachs & Co., upon occurrence of a default by the Trust, as defined in respective account documents, UBS Securities LLC and Goldman, Sachs & Co. have the right to close out any or all open contracts held in the Trust’s account; sell any or all of the securities held; and borrow or buy any securities, contracts or other property for the Trust’s account. The Trust would be liable for any deficiency in its account resulting from such transactions.

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2020 and 2019 was $44,874,023 and $53,641,527, respectively, which equals approximately 16% and 17% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at December 31, 2020 and 2019 was restricted cash for margin requirements of $27,965,902 and $34,464,229, respectively, which equals approximately 10% and 11% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,300,844	$(2,648,871)	$4,651,973
Futures contracts	Goldman, Sachs & Co.	7,296,471	(2,247,125)	5,049,346
Forward currency contracts	NatWest Markets Plc	12,145,055	(9,818,336)	2,326,719
Centrally cleared swap contracts*	Centrally Cleared	4,087,615	(666,780)	3,420,835
Total derivatives		$30,829,985	$(15,381,112)	$15,448,873

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2020
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$4,651,973	$0	$0	$4,651,973
Goldman, Sachs & Co.	5,049,346	0	0	5,049,346
NatWest Markets Plc	2,326,719	0	0	2,326,719
Centrally Cleared	3,420,835	0	0	3,420,835
Total	$15,448,873	$0	$0	$15,448,873

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,648,871	$(2,648,871)	$0
Futures contracts	Goldman, Sachs & Co.	2,247,125	(2,247,125)	0
Forward currency contracts	NatWest Markets Plc	9,818,336	(9,818,336)	0
Centrally cleared swap contracts	Centrally Cleared	666,780	(666,780)	0
Total derivatives		$15,381,112	$(15,381,112)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2020
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2019
		Gross Amounts of	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Gain Presented in the Statements of
Type of Instrument	Counterparty	Recognized Assets	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$5,396,065	$(5,396,065)	$0
Futures contracts	Goldman, Sachs & Co.	5,228,966	(5,228,966)	0
Forward currency contracts	NatWest Markets Plc	23,303,459	(23,303,459)	0
Total derivatives		$33,928,490	$(33,928,490)	$0

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the
	Presented in the	Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Total	$0	$0	$0	$0

THE CAMPBELL FUND TRUST NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2020

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2019
		Gross Amounts of Recognized	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Loss Presented in the Statements of
Type of Instrument	Counterparty	Liabilities	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$9,348,737	$(5,396,065)	$3,952,672
Futures contracts	Goldman, Sachs & Co.	9,416,231	(5,228,966)	4,187,265
Forward currency contracts	NatWest Markets Plc	25,967,136	(23,303,459)	2,663,677
Total derivatives		$44,732,104	$(33,928,490)	$10,803,614

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2019
	Net Amounts of Unrealized Loss	Gross Amounts Not Offset in the
	Presented in the	Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$3,952,672	$0	$(3,952,672)	$0
Goldman, Sachs & Co. LLC	4,187,265	0	(4,187,265)	0
NatWest Markets Plc	2,663,677	0	(2,663,677)	0
Total	$10,803,614	$0	$(10,803,614)	$0

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Trust’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Trust’s non- trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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