Form 10-Q
period 2021-03-31
CAMPBELL FUND TRUST
filed 2021-05-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

The Registrant has no voting stock. As of March 31, 2021, there were 78,074.744 Series A Units, 11,025.893 Series B Units, 4,694.770 Series D Units, and 8,050.811 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$11,963,517	4.28%
	Credit Cards	1,025,117	0.37%
	Equipment Loans	2,015,937	0.72%
	Total Asset Backed Securities (cost $14,998,775)	15,004,571	5.37%

	Bank Deposits
	United States
	Financials (cost $1,625,080)	1,625,362	0.58%
	Total Bank Deposits (cost $1,625,080)	1,625,362	0.58%

	Commercial Paper
	Netherlands
	Financials (cost $999,999)	1,000,000	0.36%
	United Kingdom
	Financials (cost $8,922,794)	8,922,834	3.19%
	United States
	Communications	2,416,407	0.86%
	Consumer Discretionary	4,514,107	1.62%
	Financials	16,863,845	6.03%
	Industrials	3,531,426	1.26%
	Materials	6,223,308	2.23%
	Real Estate	9,432,339	3.38%
	Technology	589,955	0.21%
	Utilities	17,206,114	6.16%
	Total United States (cost $60,780,889)	60,777,501	21.75%
	Total Commercial Paper (cost $70,703,682)	70,700,335	25.30%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,602,571	1.29%
	Canada
	Energy	471,391	0.17%
	Financials	4,886,303	1.75%
	Total Canada (cost $5,347,706)	5,357,694	1.92%
	Germany
	Consumer Discretionary (cost $3,814,638)	3,840,385	1.37%
	Japan
	Financials (cost $1,164,154)	1,163,941	0.42%
	Switzerland
	Financials (cost $3,499,633)	3,520,378	1.26%
	United Kingdom
	Financials (cost $3,860,000)	$3,862,576	1.38%

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$965,924	0.35%
	Consumer Discretionary	9,469,520	3.39%
	Consumer Staples	4,351,362	1.56%
	Energy	4,581,989	1.64%
	Financials	11,581,196	4.14%
	Health Care	2,331,531	0.83%
	Industrials	4,768,667	1.71%
	Technology	1,278,400	0.46%
	Utilities	2,347,513	0.84%
	Total United States (cost $41,540,304)	41,676,102	14.92%
	Total Corporate Bonds (cost $62,811,435)	63,023,647	22.56%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,660,000	U.S. Treasury Bills Due 04/15/2021 (1)	5,659,966	2.03%
$27,900,000	U.S. Treasury Bills Due 05/13/2021 (1)	27,899,274	9.98%
$11,000,000	U.S. Treasury Bills Due 06/10/2021 (1)	10,999,648	3.94%
	Total Government And Agency Obligations (cost $44,558,265)	44,558,888	15.95%
	Total Fixed Income Securities (cost $194,697,237) (2)	$194,912,803	69.76%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $44,558,888 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2021 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,081,399)	$4,081,399	1.46%
Total Short Term Investments (cost $4,081,399)	$4,081,399	1.46%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,451,923	0.52%
Energy	(353,145)	(0.13)%
Metals	(1,615,162)	(0.58)%
Stock indices	2,487,447	0.89%
Short-term interest rates	(563,781)	(0.20)%
Long-term interest rates	(681,842)	(0.24)%
Net unrealized gain (loss) on long futures contracts	725,440	0.26%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	421,420	0.15%
Energy	(80,335)	(0.03)%
Metals	1,332,655	0.48%
Stock indices	(107,036)	(0.04)%
Short-term interest rates	(109,491)	(0.04)%
Long-term interest rates	(136,984)	(0.05)%
Net unrealized gain (loss) on short futures contracts	1,320,229	0.47%
Net unrealized gain (loss) on open futures contracts	$2,045,669	0.73%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(5,494,107)	(1.97)%
Various short forward currency contracts	16,824,530	6.02%
Net unrealized gain (loss) on open forward currency contracts	$11,330,423	4.05%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $2,879,377) (3)	$3,031,341	1.08%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $116,429) (4)	$72,690	0.03%

(3)
Includes $2,872,516 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Excludes $29,207 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $15,831,488)	$15,831,488	5.66%
Total Short Term Investments (cost $15,831,488)	$15,831,488	5.66%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$2,923,345	1.05%
Energy	478,661	0.17%
Metals	4,159,062	1.49%
Stock indices	1,949,033	0.69%
Short-term interest rates	337,344	0.12%
Long-term interest rates	1,985,635	0.71%
Net unrealized gain (loss) on long futures contracts	11,833,080	4.23%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(266,908)	(0.10)%
Energy	128,596	0.05%
Metals	(1,857,847)	(0.66)%
Stock indices	18,349	0.01%
Short-term interest rates	68,223	0.02%
Long-term interest rates	(222,174)	(0.08)%
Net unrealized gain (loss) on short futures contracts	(2,131,761)	(0.76)%
Net unrealized gain (loss) on open futures contracts	$9,701,319	3.47%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$10,221,810	3.66%
Various short forward currency contracts	(7,895,091)	(2.82)%
Net unrealized gain (loss) on open forward currency contracts	$2,326,719	0.84%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,697,355) (3)	$2,611,165	0.93%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $229,351) (4)	$809,670	0.29%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2021 AND DECEMBER 31, 2020 (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Equity in futures brokers trading accounts
Cash	$29,811,917	$18,771,895
Fixed income securities (cost $44,558,265 and $44,873,315, respectively)	44,558,888	44,874,023
Net unrealized gain (loss) on open futures contracts	2,045,669	9,701,319
Total equity in futures brokers trading accounts	76,416,474	73,347,237

Cash and cash equivalents	4,302,700	2,026,150
Cash at interbank market maker	14,171,485	13,343,832
Restricted cash at interbank market maker	15,455,814	19,627,499
Short term investments (cost $4,081,399 and $15,831,488, respectively)	4,081,399	15,831,488
Cash at swaps broker	8,265,732	6,495,743
Restricted cash at swaps broker	1,209,270	8,338,403
Fixed income securities (cost $150,138,972 and $145,409,347, respectively)	150,353,915	145,766,071
Credit default index swaps	158,825	7,956
Interest rate swaps	101,897	0
Due from swaps broker	38,190	45,134
Net unrealized gain on open forward currency contracts	11,330,423	2,326,719
Interest receivable	213,866	197,660
Subscriptions receivable	0	500,000
Total assets	$286,099,990	$287,853,892

LIABILITIES
Accounts payable	$233,232	$178,723
Management fee payable	474,776	477,700
Payable for securities purchased	249,672	0
Interest rate swaps	0	148,943
Accrued commissions and other trading fees on open contracts	60,101	56,032
Offering costs payable	104,621	105,926
Sales commission payable	411,758	417,647
Redemptions payable	5,101,758	6,903,229
Total liabilities	6,635,918	8,288,200

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 78,074.744 and 83,925.461 units outstanding at March 31, 2021 and December 31, 2020	214,095,625	216,523,843
Series B Units – Redeemable
Other Unitholders - 11,025.893 and 11,380.986 units outstanding at March 31, 2021 and December 31, 2020	33,298,346	32,296,756
Series D Units – Redeemable
Other Unitholders - 4,694.770 and 4,757.939 units outstanding at March 31, 2021 and December 31, 2020	5,305,615	5,043,054
Series W Units – Redeemable
Other Unitholders - 8,050.811 and 8,258.693 units outstanding at March 31, 2021 and December 31, 2020	26,764,486	25,702,039
Total unitholders’ capital (Net Asset Value)	279,464,072	279,565,692
Total liabilities and unitholders’ capital (Net Asset Value)	$286,099,990	$287,853,892

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$18,168,677	$(17,005,356)
Change in unrealized	(7,655,650)	13,201,950
Brokerage commissions	(574,846)	(593,239)
Net gain (loss) from futures trading	9,938,181	(4,396,645)

Forward currency trading gains (losses)
Realized	5,889,117	5,155,862
Change in unrealized	9,003,704	19,995,162
Brokerage commissions	(72,500)	(40,206)
Net gain (loss) from forward currency trading	14,820,321	25,110,818

Swap trading gains (losses)
Realized	(3,663,394)	0
Change in unrealized	(1,385,903)	0
Net gain (loss) from swap trading	(5,049,297)	0
Total net trading gain (loss)	19,709,205	20,714,173

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	241,716	1,451,917
Realized gain (loss) on fixed income securities	(12,356)	13,325
Change in unrealized gain (loss) on fixed income securities	(141,866)	(1,826,548)
Total investment income (loss)	87,494	(361,306)

Expenses
Management fee	1,378,057	3,135,806
Operating expenses	202,130	229,608
Sales commission	1,233,221	0
Total expenses	2,813,408	3,365,414
Net investment income (loss)	(2,725,914)	(3,726,720)
NET INCOME (LOSS)	$16,983,291	$16,987,453

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$158.13	$140.53
Series B	$179.08	$153.56
Series D	$69.83	$54.93
Series W	$214.20	$180.16

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$162.24	$136.24
Series B	$182.23	$152.82
Series D	$70.19	$58.72
Series W	$212.33	$177.15

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	81,509.294	94,522.042
Series B	11,231.999	12,972.774
Series D	4,707.188	3,629.866
Series W	8,187.761	8,395.537

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$16,983,291	$16,987,453
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	179,715	(31,370,564)
(Increase) decrease in interest receivable	(16,206)	219,082
Increase (decrease) in payable for securities purchased	249,672	3,194,801
(Increase) decrease in due from swaps broker	6,944	0
Increase (decrease) in accounts payable and accrued expenses	49,765	(69,647)
Net purchases from swap broker	(1,787,611)	0
Purchases of investments	(687,734,970)	(805,520,518)
Sales/maturities of investments	695,070,483	804,338,522
Net cash from (for) operating activities	23,001,083	(12,220,871)

Cash flows from (for) financing activities
Addition of units	1,954,320	3,220,581
Redemption of units	(20,036,489)	(5,934,095)
Offering costs paid	(305,518)	(357,212)
Net cash from (for) financing activities	(18,387,687)	(3,070,726)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,613,396	(15,291,597)

Cash, cash equivalents and restricted cash at beginning of period	68,603,522	66,186,710
Cash, cash equivalents and restricted cash at end of period	$73,216,918	$50,895,113

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$29,811,917	$18,771,895
Cash and cash equivalents	4,302,700	2,026,150
Cash at interbank market maker	14,171,485	13,343,832
Restricted cash at interbank market maker	15,455,814	19,627,499
Cash at swaps broker	8,265,732	6,495,743
Restricted cash at swaps broker	1,209,270	8,338,403
Total cash, cash equivalents and restricted cash at end of period	$73,216,918	$68,603,522

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2021

Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss) for the three months ended March 31, 2021		12,889,369		2,011,419
Additions	279.528	735,305	6.646	19,012
Redemptions	(6,130.245)	(15,787,255)	(361.739)	(1,028,841)
Offering costs		(265,637)		0
Balances at March 31, 2021	78,074.744	$214,095,625	11,025.893	$33,298,346

Three Months Ended March 31, 2020

Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss) for the three months ended March 31, 2020		13,283,425		1,992,123
Additions	380.679	1,036,884	0	0
Redemptions	(2,307.266)	(6,263,995)	(239.509)	(714,415)
Offering costs		(322,990)		0
Balances at March 31, 2020	93,078.451	$251,707,605	12,765.840	$37,829,362

Net Asset Value per Other Unitholders’ Unit - Series A
March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
$2,742.19	$2,579.95	$2,704.25	$2,568.01

Net Asset Value per Other Unitholders’ Unit - Series B
March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
$3,020.01	$2,837.78	$2,963.33	$2,810.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2021

Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss) for the three months ended March 31, 2021		328,699		1,753,804	16,983,291
Additions	176.974	200,000	158.300	500,003	1,454,320
Redemptions	(240.143)	(259,827)	(366.182)	(1,159,095)	(18,235,018)
Offering costs		(6,311)		(32,265)	(304,213)
Balances at March 31, 2021	4,694.770	$5,305,615	8,050.811	$26,764,486	$279,464,072

Three Months Ended March 31, 2020

Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss) for the three months ended March 31, 2020		199,390		1,512,515	16,987,453
Additions	645.496	713,740	454.565	1,469,957	3,220,581
Redemptions	(94.688)	(104,213)	(394.076)	(1,267,863)	(8,350,486)
Offering costs		(5,038)		(33,974)	(362,002)
Balances at March 31, 2020	3,917.158	$4,311,179	8,450.378	$27,154,021	$321,002,167

Net Asset Value per Other Unitholders’ Unit - Series D
March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
$1,130.11	$1,059.92	$1,100.59	$1,041.87

Net Asset Value per Other Unitholders’ Unit - Series W
March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
$3,324.45	$3,112.12	$3,213.35	$3,036.20

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,579.95	$2,568.01

Income (loss) from operations:
Total net trading gains (losses) (1)	192.65	171.88
Net investment income (loss) (1)	(27.15)	(32.22)
Total net income (loss) from operations	165.50	139.66
Offering costs (1)	(3.26)	(3.42)
Net asset value per unit at end of period	$2,742.19	$2,704.25
Total Return (4)	6.29%	5.31%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.34%	4.36%
Performance fee (4)	0.00%	0.00%
Total expenses	4.34%	4.36%
Net investment income (loss) (2),(3)	(4.21)%	(4.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,837.78	$2,810.51

Income (loss) from operations:
Total net trading gains (losses) (1)	212.14	188.08
Net investment income (loss) (1)	(29.91)	(35.26)
Total net income (loss) from operations	182.23	152.82
Net asset value per unit at end of period	$3,020.01	$2,963.33
Total Return (4)	6.42%	5.44%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.36%
Performance fee (4)	0.00%	0.00%
Total expenses	4.32%	4.36%
Net investment income (loss) (2),(3)	(4.20)%	(4.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,059.92	$1,041.87

Income (loss) from operations:
Total net trading gains (losses) (1)	79.35	70.16
Net investment income (loss) (1)	(7.82)	(10.05)
Total net income (loss) from operations	71.53	60.11
Offering costs (1)	(1.34)	(1.39)
Net asset value per unit at end of period	$1,130.11	$1,100.59
Total Return (4)	6.62%	5.64%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.08%	3.04%
Performance fee (4)	0.00%	0.00%
Total expenses	3.08%	3.04%
Net investment income (loss) (2),(3)	(2.95)%	(3.64)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,112.12	$3,036.20

Income (loss) from operations:
Total net trading gains (losses) (1)	233.36	203.49
Net investment income (loss) (1)	(17.09)	(22.29)
Total net income (loss) from operations	216.27	181.20
Offering costs (1)	(3.94)	(4.05)
Net asset value per unit at end of period	$3,324.45	$3,213.35
Total Return (4)	6.82%	5.83%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.31%	2.32%
Performance fee (4)	0.00%	0.00%
Total expenses	2.31%	2.32%
Net investment income (loss) (2),(3)	(2.18)%	(2.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
MARCH 31, 2021
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2021 and December 31, 2020, and for the periods ended March 31, 2021 and 2020 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	Fair Value at March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,081,399	$0	$0	$4,081,399
Fixed income securities	0	194,912,803	0	194,912,803

Other Financial Instruments
Exchange-traded futures contracts	2,045,669	0	0	2,045,669
Forward currency contracts	0	11,330,423	0	11,330,423
Credit default index swap contracts	0	3,031,341	0	3,031,341
Interest rate swap contracts	0	72,690	0	72,690
Total	$6,127,068	$209,347,257	$0	$215,474,325

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,831,488	$0	$0	$15,831,488
Fixed income securities	0	190,640,094	0	190,640,094

Other Financial Instruments
Exchange-traded futures contracts	9,701,319	0	0	9,701,319
Forward currency contracts	0	2,326,719	0	2,326,719
Credit default index swap contracts	0	2,611,165	0	2,611,165
Interest rate swap contracts	0	809,670	0	809,670
Total	$25,532,807	$196,387,648	$0	$221,920,455

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
MARCH 31, 2021
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company is $273,758 and $258,084 for Series A units, $95,091 and $94,736 for Series D units and $265,388 and $258,866 for Series W units, respectively.

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

J. Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, six-month and one-year LIBOR and IBOR tenors after June 2023. If LIBOR and IBORs prematurely cease to exist, the Trust may need to renegotiate outstanding swaps to replace affected rates with the identified replacement rates. There is currently no definitive information regarding the future discontinuance of LIBORs or IBORs prior to 2023. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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
MARCH 31, 2021
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2021. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2021 and 2020, Campbell & Company received redemption fees of $787 and $0, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at March 31, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At March 31, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $3,031,341 and $2,611,165, respectively.

	March 31, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: June 2026	Maturity Date: December 2025
Investment grade	$38,374,223	$39,578,996
Non-investment grade	$29,931,320	$33,585,353
Total	$68,305,543	$73,164,349

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2021 and December 31, 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2021 Fair Value	Liability Derivatives at March 31, 2021 Fair Value	Net

Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,192,877	$(1,319,534)	$1,873,343
Energy Contracts	Net unrealized gain (loss) on open futures contracts	127,195	(560,675)	(433,480)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	4,329,207	(4,611,714)	(282,507)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,860,556	(480,145)	2,380,411
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	46,679	(719,951)	(673,272)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	423,463	(1,242,289)	(818,826)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	21,809,471	(10,479,048)	11,330,423
Credit Default Index Swap Contracts**	Credit default index swaps	3,309,274	(277,933)	3,031,341
Interest Rate Swap Contracts**	Interest rate swaps	145,464	(72,774)	72,690
Totals		$36,244,186	$(19,764,063)	$16,480,123

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2021 and 2020 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended March 31, 2021	Trading Gains/(Losses) for the Three Months Ended March 31, 2020
Agriculture Contracts	$5,250,127	$3,712,427
Energy Contracts	5,104,539	9,953,259
Metal Contracts	(722,815)	8,243,449
Stock Indices Contracts	10,713,578	(44,993,303)
Short-Term Interest Rate Contracts	(2,735,704)	15,241,726
Long-Term Interest Rate Contracts	(7,096,698)	4,039,036
Forward Currency Contracts	14,892,821	25,151,024
Credit default index swap contracts	2,053	0
Interest rate swap contracts	(5,051,350)	0
Total	$20,356,551	$21,347,618

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended March 31, 2021	Trading Gains/(Losses) for the Three Months Ended March 31, 2020
Futures trading gains (losses):
Realized**	$18,168,677	$(17,005,356)
Change in unrealized	(7,655,650)	13,201,950
Forward currency trading gains (losses):
Realized**	5,889,117	5,155,862
Change in unrealized	9,003,704	19,995,162
Swap trading gains (losses):
Realized	(3,663,394)	0
Change in unrealized	(1,385,903)	0
Total	$20,356,551	$21,347,618

**
For the three months ended March 31, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $88,171 and $52,869, respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $(681,951) and $1,697,113, respectively.

For the three months ended March 31, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 57,300 and 59,900, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $3,362,800,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $2,297,900,000 and $2,326,700,000, respectively.

Open contracts generally mature within three months; as of March 31, 2021, the latest maturity date for open futures contracts is June 2022 and the latest maturity date for open forward currency contracts is June 2021. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2026.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2021 and December 31, 2020 was $44,558,888 and $44,874,023, respectively, which equals approximately 16% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at March 31, 2021 and December 31, 2020 was restricted cash for margin requirements of $16,665,084 and $27,965,902, respectively, which equals approximately 6% and 10% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,586,926	$(4,639,090)	$947,836
Futures contracts	Goldman, Sachs & Co.	5,393,051	(4,295,218)	1,097,833
Forward currency contracts	NatWest Markets Plc	21,809,471	(10,479,048)	11,330,423
Centrally cleared swap contracts*	Centrally Cleared	3,454,738	(350,707)	3,104,031
Total derivatives		$36,244,186	$(19,764,063)	$16,480,123

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$947,836	$0	$0	$947,836
Goldman Sachs & Co. LLC	1,097,833	0	0	1,097,833
NatWest Markets Plc	11,330,423	0	0	11,330,423
Centrally Cleared	3,104,031	0	0	3,104,031
Total	$16,480,123	$0	$0	$16,480,123

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$4,639,090	$(4,639,090)	$0
Futures contracts	Goldman, Sachs & Co.	4,295,218	(4,295,218)	0
Forward currency contracts	NatWest Markets Plc	10,479,048	(10,479,048)	0
Centrally cleared swap contracts	Centrally Cleared	350,707	(350,707)	0
Total derivatives		$19,764,063	$(19,764,063)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,300,844	$(2,648,871)	$4,651,973
Futures contracts	Goldman, Sachs & Co.	7,296,471	(2,247,125)	5,049,346
Forward currency contracts	NatWest Markets Plc	12,145,055	(9,818,336)	2,326,719
Centrally cleared swap contracts*	Centrally Cleared	4,087,615	(666,780)	3,420,835
Total derivatives		$30,829,985	$(15,381,112)	$15,448,873

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2020
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,651,973	$0	$0	$4,651,973
Goldman, Sachs & Co.	5,049,346	0	0	5,049,346
NatWest Markets Plc	2,326,719	0	0	2,326,719
Centrally Cleared	3,420,835	0	0	3,420,835
Total	$15,448,873	$0	$0	$15,448,873

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$2,648,871	$(2,648,871)	$0
Futures contracts	Goldman, Sachs & Co.	2,247,125	(2,247,125)	0
Forward currency contracts	NatWest Markets Plc	9,818,336	(9,818,336)	0
Centrally cleared swap contracts	Centrally Cleared	666,780	(666,780)	0
Total derivatives		$15,381,112	$(15,381,112)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2020
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

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
MARCH 31, 2021
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2021 and December 31, 2020, the Statements of Operations and Financial Highlights for the three months ended March 31, 2021 and 2020, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2021 and December 31, 2020, the results of operations and financial highlights for the three months ended March 31, 2021 and 2020, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, the aggregate capitalization of the Trust was $279,464,072 with Series A, Series B, Series D and Series W comprising $214,095,625 $33,298,346, $5,305,615 and $26,764,486, respectively, of the total. The Net Asset Value per Unit was $2,742.19for Series A, $3,020.01 for Series B, $1,130.11 for Series D and $3,324.45 for Series W.

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

Approximately 10% to 30% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust’s assets are deposited with the over-the-counter counterparty or centrally cleared in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

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

Results of Operations

The returns for the three months ended March 31, 2021 and 2020 for Series A were 6.29% and 5.31%, Series B were 6.42% and 5.44%, Series D were 6.62% and 5.64% and Series W were 6.82% and 5.83%, respectively.

2021 (For the Three Months Ended March 31)

Of the 6.29% return for the three months ended March 31, 2021 for Series A, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (1.45)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.42% return for the three months ended March 31, 2021 for Series B, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (1.32)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the 6.62% return for the three months ended March 31, 2021 for Series D, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (1.12)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 6.82% return for the three months ended March 31, 2021 for Series W, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (0.92)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2021, the Trust accrued management fees in the amount of $1,378,057 and paid management fees in the amount of $1,380,981. During the three months ended March 31, 2021, the Trust accrued sales commissions in the amount of $1,233,221 and paid sales commissions in the amount of $1,239,110.  No performance fees were accrued or paid during these periods.

An analysis of the 7.41% gross trading gains for the Trust for the three months ended March 31, 2021 by sector is as follows:

Sector	% Gain (Loss)
Credit	(2.06)%
Commodities	3.49%
Foreign Exchange	5.53%
Interest Rates	(3.48)%
Equity Indices	3.93%
7.41%

The Trust showed a decline in January with losses coming from interest rate, foreign exchange (FX), stock index, and credit positions, while commodity holdings produced some partially offsetting gains. Interest rate positions produced the largest losses during the month with declines most pronounced in long-dated instruments.  Long positions on US rate markets suffered as the Democrats took control of the Senate which sent yields higher (prices lower) amid increased expectations for a large scale fiscal stimulus package being passed.  Long positioning on Australian and Canadian rates also generated losses when prices fell (yields rose).  Australian inflation was higher than expected and the Bank of Canada indicated the country would not need as much quantitative easing as initially expected. Foreign exchange trading contributed additional losses during January.  The largest FX losses came from long emerging market positions (against the USD), specifically in the Colombian peso and Brazilian real. The Latin American currencies were the top underperformers during the month, sinking on regional spreading of the COVID-19 virus and slow vaccine rollouts in the region. Global stock index trading also added losses to the Trust during the month.  Long positioning on many global stock indexes saw gains early in the month, however late month risk aversion erased those gains and ultimately generated losses.  Concerns about liquidity induced asset bubbles, retail driven stock volatility in companies with high levels of short interest, and limited vaccine availability and distribution hurdles all contributed to the risk-off sentiment late in the month. In credit trading, short protection positions generated losses as European and US credit spreads widened amid risk-off sentiment, especially within Europe. Commodities generated some partially offsetting gains for the Trust.  Long positions on the grain complex profited as strong Chinese demand linked with supply concerns pushed prices to multi-year highs during the month.  A long holding on gasoline also added to gains as prices rose driven by fiscal stimulus payments to consumers and hopes for economic reopening on the back of mass COVID-19 vaccinations.

In February, the Trust showed a gain with profits coming from commodity, stock index, foreign exchange, and credit positions, while interest rate holdings produced some partially offsetting losses. Commodities trading produced the largest Trust gains during February.  Long holdings on the petroleum complex, specifically on gasoline, Brent, and WTI, generated gains on declining COVID infection trends and a deep freeze in Texas that negatively impacted production.  Long positioning on the grains, softs, and industrial metals also proved profitable amid US dollar weakness and strong expected demand from healing world economies. Global stock indexes generated additional profits during the month.  Long positioning on many global stock indexes profited as most major equity indexes advanced during the month.  Declining COVID infection rates, improving COVID vaccine distribution trends, and expectations for the passage of President Biden’s large US fiscal stimulus package all served as major tailwinds for global stock markets. Foreign exchange trading in the developed markets produced gains for the Trust.  A long British pound holding (against short USD) was among the best performers as the GBP benefited from an efficient vaccine roll-out and optimism about the economic recovery in the United Kingdom.  Mixed positioning in the FX markets proved beneficial as a short holding on the Japanese yen (versus long the greenback) benefited from the strength in the US markets relative to those in Japan. Interest rate positions produced the largest offsetting losses during the month with declines most pronounced in long-dated instruments.  Long positioning on long-dated rate instruments in Australia and Canada led sector losses as note prices in those countries fell sharply (yields rose) during February.  Growing global concerns about mounting inflationary pressures sparked by pent-up demand from COVID lockdowns linked with massive monetary and fiscal stimulus sent most global yields sharply higher, depressing bond prices and generating losses for the Trust.

March saw all the Trust’s asset classes produce gains with profits coming from foreign exchange, stock index, commodity, interest rate, and credit positions. Foreign exchange trading in both the developed and emerging markets produced the largest Trust gains during March. A short Japanese yen holding (against long USD) was the best performing FX position as the JPY sank to its lowest level in a year. The move was primarily driven by the stronger greenback as the COVID-19 vaccine rollout and stimulus efforts in the US caused the dollar to strengthen. Short positioning on the Australian and New Zealand dollars (against long USD) was also profitable after the Reserve Bank of Australia (RBA) continued its bond purchase program and following the New Zealand government’s efforts to curb property speculation. Global stock indexes generated additional profits for the Trust. Long positioning on many global stock indexes profited as most major equity indexes advanced during the month. Positive progress with the COVID-19 vaccine rollout along with fiscal and monetary stimulus support continued to underpin the rally in most global equities.
Commodity holdings also produced gains during March. The Trust’s nimble short-term suite of models profitably traded the intra-month volatility within the petroleum complex. A short natural gas position benefited from warmer domestic weather forecasts which led to additional energy sub-sector gains. Long grain positions also produced profits for the Trust as the grain complex advanced sharply into month-end after a USDA report showed planting estimates below market expectations. Interest rate positions contributed small additional profits during the month with gains most notable in long-dated instruments. Long positioning on Australian 3- and 10-year notes produced profits after the RBA doubled down on bond purchases and policymakers expressed concern over the speed of the nation’s economic recovery. Credit trading was also profitable during March as short protection positions generated gains as most US and European credit spreads narrowed amid the risk-on environment.

2020 (For the Three Months Ended March 31)

Of the 5.31% return for the three months ended March 31, 2020 for Series A, approximately 6.84% was due to trading gains (before commissions), offset by approximately (0.11)% due to investment loss and approximately (1.42)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series A, .

Of the 5.44% return for the three months ended March 31, 2020 for Series B, approximately 6.84% was due to trading gains (before commissions), offset by approximately (0.11)% due to investment loss and approximately (1.29)% due to brokerage fees, management fees and operating costs incurred by Series B.

Of the 5.64% return for the three months ended March 31, 2020 for Series D, approximately 6.84% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss and  approximately (1.09)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series D.

Of the 5.83% return for the three months ended March 31, 2020 for Series W, approximately 6.84% was due to trading gains (before commissions), offset by approximately (0.11)% due to investment loss and approximately (0.90)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2020, the Trust accrued management fees in the amount of $3,135,806 and paid management fees in the amount of $3,096,257. No performance fees were accrued or paid during these periods.

An analysis of the 6.84% gross trading gains for the Trust for the three Months Ended March 31, 2020 by sector is as follows:

Sector	% Gain (Loss)
Commodities	6.52%
Foreign Exchange	8.03%
Interest Rates	5.83%
Equity Indices	(13.54)%
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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2021 and December 31, 2020 and the trading gains/losses by market category for the three months ended March 31, 2021 and the year ended December 31, 2020.

	March 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.08%	(2.06)%
Commodities	0.53%	3.49%
Foreign Exchange	0.63%	5.53%
Interest Rates	0.69%	(3.48)%
Equity Indices	0.91%	3.93%
Aggregate/Total	1.69%	7.41%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2021.

Of the 6.29% return for the three months ended March 31, 2021 for Series A, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (1.45)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.42% return for the three months ended March 31, 2021 for Series B, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (1.32)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the 6.62% return for the three months ended March 31, 2021 for Series D, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (1.12)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 6.82% return for the three months ended March 31, 2021 for Series W, approximately 7.41% was due to trading gains (before commissions) and approximately 0.33% due to investment income, offset by approximately (0.92)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2021 by market sector.

Foreign Exchange

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2021.

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

The Fund has continued to operate as normal during the COVID-19 pandemic.  The Fund had access to and the ability to trade in approved markets.  There were no disruptions in the Fund’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

The future impact of COVID-19 on the financial performance of the Fund’s investments will depend on future developments, including the effectiveness of vaccines and the public’s willingness to get vaccinated as new strains of the virus emerge, along with any related advisories and restrictions. These developments and the lasting impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted.  If the financial markets and/or the overall economy are impacted for an extended period, the Fund’s ability to trade and investment results may be materially affected.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 26, 2021.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of March 31, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months Ended March 31, 2021 and 2020, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2021 and 2020, (vi) Financial Highlights For the Three Months Ended March 31, 2021 and 2020, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of March 31, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of March 31, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months Ended March 31, 2021 and 2020, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2021 and 2020, (vi) Financial Highlights For the Three Months March 31, 2021 and 2020, (vii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 14, 2021	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer