Form 10-Q
period 2021-06-30
CAMPBELL FUND TRUST
filed 2021-08-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

The Registrant has no voting stock. As of June 30, 2021, there were 77,152.095 Series A Units, 10,741.751 Series B Units, 4,731.866 Series D Units, and 8,042.982 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$11,367,774	3.86%
	Credit Cards	1,019,356	0.35%
	Equipment Loans	1,338,434	0.45%
	Total Asset Backed Securities (cost $13,750,481)	13,725,564	4.66%

	Bank Deposits
	Singapore
	Financials (cost $1,545,000)	1,545,113	0.52%
	United States
	Financials (cost $1,750,000)	1,748,952	0.59%
	Total Bank Deposits (cost $3,295,000)	3,294,065	1.11%

	Commercial Paper
	France
	Financials (cost $1,538,589)	1,538,970	0.52%
	United Kingdom
	Financials (cost $6,668,880)	6,669,139	2.26%
	United States
	Communications	1,418,916	0.48%
	Consumer Discretionary	13,787,435	4.68%
	Consumer Staples	6,198,097	2.10%
	Financials	17,628,796	5.98%
	Industrials	4,034,296	1.37%
	Real Estate	7,154,474	2.43%
	Technology	5,269,373	1.79%
	Utilities	16,492,859	5.59%
	Total United States (cost $71,986,665)	71,984,246	24.42%
	Total Commercial Paper (cost $80,194,134)	$80,192,355	27.20%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	$3,605,945	1.22%
	Canada
	Energy	471,202	0.16%
	Financials	6,849,472	2.32%
	Total Canada (cost $7,301,877)	7,320,674	2.48%
	Germany
	Consumer Discretionary (cost $3,814,818)	3,830,560	1.30%
	Japan
	Financials (cost $2,837,223)	2,838,428	0.96%
	Switzerland
	Financials (cost $3,899,312)	3,923,604	1.33%
	United States
	Communications	1,432,538	0.49%
	Consumer Discretionary	4,507,399	1.53%
	Consumer Staples	4,342,359	1.47%
	Energy	4,576,275	1.55%
	Financials	12,805,840	4.34%
	Health Care	2,331,591	0.79%
	Industrials	4,761,414	1.62%
	Real Estate	1,578,441	0.54%
	Technology	1,880,999	0.64%
	Utilities	2,638,723	0.90%
	Total United States (cost $40,740,344)	40,855,579	13.87%
	Total Corporate Bonds (cost $62,178,574)	62,374,790	21.16%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,660,000	U.S. Treasury Bills Due 07/15/2021 (1)	5,659,904	1.92%
$21,500,000	U.S. Treasury Bills Due 08/12/2021 (1)	21,498,688	7.29%
$10,000,000	U.S. Treasury Bills Due 09/09/2021 (1)	9,999,100	3.39%
$10,000,000	U.S. Treasury Bills Due 09/16/2021 (1)	999,909	0.34%
	Total Government And Agency Obligations (cost $38,159,414)	38,157,601	12.94%
	Total Fixed Income Securities (cost $197,577,603) (2)	$197,744,375	67.07%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $38,157,601 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2021 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $7,049,737)	$7,049,737	2.39%
Total Short Term Investments (cost $7,049,737)	$7,049,737	2.39%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$545,641	0.19%
Energy	1,440,401	0.49%
Metals	(3,204,896)	(1.09)%
Stock indices	593,302	0.20%
Short-term interest rates	(1,240,711)	(0.42)%
Long-term interest rates	315,778	0.11%
Net unrealized gain (loss) on long futures contracts	(1,550,485)	(0.52)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(60,223)	(0.02)%
Energy	33,919	0.01%
Metals	2,923,623	0.99%
Stock indices	358,491	0.12%
Short-term interest rates	443,862	0.15%
Long-term interest rates	(1,313,818)	(0.45)%
Net unrealized gain (loss) on short futures contracts	2,385,854	0.80%
Net unrealized gain (loss) on open futures contracts	$835,369	0.28%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(34,343,729)	(11.65)%
Various short forward currency contracts	31,419,205	10.66%
Net unrealized gain (loss) on open forward currency contracts	$(2,924,524)	(0.99)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $3,024,913) (3)	$3,669,962	1.24%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $1,279,293) (4)	$1,046,147	0.35%

(3)
Includes $3,634,135 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Excludes $954,885 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2021 AND DECEMBER 31, 2020 (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Equity in futures brokers trading accounts
Cash	$33,043,879	$18,771,895
Restricted cash	1,582,749	0
Fixed income securities (cost $38,159,414 and $44,873,315, respectively)	38,157,601	44,874,023
Net unrealized gain (loss) on open futures contracts	835,369	9,701,319
Total equity in futures brokers trading accounts	73,619,598	73,347,237

Cash and cash equivalents	1,257,827	2,026,150
Cash at interbank market maker	6,974,919	13,343,832
Restricted cash at interbank market maker	41,243,872	19,627,499
Short term investments (cost $7,049,737 and $15,831,488, respectively)	7,049,737	15,831,488
Cash at swaps broker	6,351,591	6,495,743
Restricted cash at swaps broker	3,670,164	8,338,403
Fixed income securities (cost $159,418,189 and $145,409,347, respectively)	159,586,774	145,766,071
Credit default index swaps	35,827	7,956
Interest rate swaps	91,262	0
Due from swaps broker	51,762	45,134
Net unrealized gain on open forward currency contracts	0	2,326,719
Interest receivable	203,560	197,660
Subscriptions receivable	0	500,000
Total assets	$300,136,893	$287,853,892

LIABILITIES
Accounts payable	$142,922	$178,723
Management fee payable	493,728	477,700
Payable for securities purchased	0	0
Net unrealized loss on open forward currency contracts	2,924,524	0
Interest rate swaps	0	148,943
Accrued commissions and other trading fees on open contracts	78,486	56,032
Offering costs payable	108,882	105,926
Sales commission payable	426,878	417,647
Performance fee payable	53,531	0
Redemptions payable	1,101,281	6,903,229
Total liabilities	5,330,232	8,288,200

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 77,152.095 and 83,925.461 units outstanding at June 30, 2021 and December 31, 2020	225,792,400	216,523,843
Series B Units – Redeemable
Other Unitholders - 10,741.751 and 11,380.986 units outstanding at June 30, 2021 and December 31, 2020	34,665,166	32,296,756
Series D Units – Redeemable
Other Unitholders - 4,731.866 and 4,757.939 units outstanding at June 30, 2021 and December 31, 2020	5,669,139	5,043,054
Series W Units – Redeemable
Other Unitholders - 8,042.982 and 8,258.693 units outstanding at June 30, 2021 and December 31, 2020	28,679,956	25,702,039
Total unitholders’ capital (Net Asset Value)	294,806,661	279,565,692
Total liabilities and unitholders’ capital (Net Asset Value)	$300,136,893	$287,853,892

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$24,222,471	$(580,036)	$42,391,149	$(17,585,392)
Change in unrealized	(1,210,301)	(3,566,534)	(8,865,950)	9,635,416
Brokerage commissions	(590,956)	(457,518)	(1,165,799)	(1,050,755)
Net gain (loss) from futures trading	22,421,214	(4,604,088)	32,359,400	(9,000,731)

Forward currency trading gains (losses)
Realized	13,669,173	7,615,530	19,558,291	12,771,391
Change in unrealized	(14,254,947)	(21,037,875)	(5,251,243)	(1,042,713)
Brokerage commissions	(85,232)	(48,097)	(157,732)	(88,303)
Net gain (loss) from forward currency trading	(671,006)	(13,470,442)	14,149,316	11,640,375

Swap trading gains (losses)
Realized	116,804	0	(3,546,591)	0
Change in unrealized	303,676	0	(1,082,226)	0
Net gain (loss) from swap trading	420,480	0	(4,628,817)	0
Total net trading gain (loss)	22,170,688	(18,074,530)	41,879,899	2,639,644

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	289,829	879,605	531,550	2,331,522
Realized gain (loss) on fixed income securities	(115,864)	15,086	(128,221)	28,411
Change in unrealized gain (loss) on fixed income securities	(48,792)	2,188,739	(190,660)	362,191
Total investment income (loss)	125,173	3,083,430	212,669	2,722,124

Expenses
Management fee	1,477,382	2,513,869	2,855,439	5,649,675
Performance fee	54,801	0	54,801	0
Operating expenses	204,330	236,957	406,467	466,566
Sales commission	1,317,349	453,499	2,550,571	453,499
Total expenses	3,053,862	3,204,325	5,867,278	6,569,740
Net investment income (loss)	(2,928,689)	(120,895)	(5,654,609)	(3,847,616)
NET INCOME (LOSS)	$19,241,999	$(18,195,425)	$36,225,290	$(1,207,972)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$188.70	$(154.98)	$346.11	$(11.36)
Series B	$208.15	$(169.82)	$386.75	$(12.49)
Series D	$69.72	$(61.17)	$139.55	$(12.67)
Series W	$246.27	$(170.18)	$460.21	$7.50

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$184.40	$(158.70)	$346.64	$(22.46)
Series B	$207.13	$(170.40)	$389.36	$(17.59)
Series D	$67.97	$(61.34)	$138.16	$(2.62)
Series W	$241.39	$(173.37)	$453.72	$3.78

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	77,740.548	92,564.922	79,624.921	93,543.482
Series B	10,871.183	12,673.730	11,051.591	12,823.252
Series D	4,680.463	4,055.524	4,693.825	3,842.695
Series W	8,053.241	8,515.137	8,120.501	8,455.337

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$36,225,290	$(1,207,972)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	15,390,079	(8,954,894)
(Increase) decrease in interest receivable	(5,900)	228,309
(Increase) decrease in due from swaps broker	(6,628)	0
Increase (decrease) in accounts payable and accrued expenses	65,443	(248,536)
Net purchases from swap broker	(1,350,301)	0
Purchases of investments	(1,391,001,655)	(1,377,312,602)
Sales/maturities of investments	1,392,488,464	1,392,027,000
Net cash from (for) operating activities	51,804,792	4,531,305

Cash flows from (for) financing activities
Addition of units	4,239,510	7,134,579
Redemption of units	(29,895,834)	(16,467,314)
Offering costs paid	(626,989)	(709,698)
Net cash from (for) financing activities	(26,283,313)	(10,042,433)

Net increase (decrease) in cash, cash equivalents and restricted cash	25,521,479	(5,511,128)

Cash, cash equivalents and restricted cash at beginning of period	68,603,522	66,186,710
Cash, cash equivalents and restricted cash at end of period	$94,125,001	$60,675,582

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$33,043,879	$18,771,895
Restricted cash	1,582,749	0
Cash and cash equivalents	1,257,827	2,026,150
Cash at interbank market maker	6,974,919	13,343,832
Restricted cash at interbank market maker	41,243,872	19,627,499
Cash at swaps broker	6,351,591	6,495,743
Restricted cash at swaps broker	3,670,164	8,338,403
Total cash, cash equivalents and restricted cash at end of period	$94,125,001	$68,603,522

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2021

Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss) for the three months ended March 31, 2021		12,889,369		2,011,419
Additions	279.528	735,305	6.646	19,012
Redemptions	(6,130.245)	(15,787,255)	(361.739)	(1,028,841)
Offering costs		(265,637)		0
Balances at March 31, 2021	78,074.744	214,095,625	11,025.893	33,298,346

Net income (loss) for the three months ended June 30, 2021		14,669,516		2,262,828
Additions	574.754	1,654,820	6.670	21,349
Redemptions	(1,497.403)	(4,344,473)	(290.812)	(917,357)
Offering costs		(283,088)		0
Balances at June 30, 2021	77,152.095	$225,792,400	10,741.751	$34,665,166

Six Months Ended June 30, 2020

Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss) for the three months ended March 31, 2020		13,283,425		1,992,123
Additions	380.679	1,036,884	0	0
Redemptions	(2,307.266)	(6,263,995)	(239.509)	(714,415)
Offering costs		(322,990)		0
Balances at March 31, 2020	93,078.451	251,707,605	12,765.840	37,829,362

Net income (loss) for the three months ended June 30, 2020		(14,345,960)		(2,152,270)
Additions	783.671	2,071,421	2.349	6,564
Redemptions	(2,458.934)	(6,456,850)	(184.065)	(537,159)
Offering costs		(304,760)		0
Balances at June 30, 2020	91,403.188	$232,671,456	12,584.124	$35,146,497

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,926.59	$2,742.19	$2,579.95	$2,545.55	$2,704.25	$2,568.01

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$3,227.14	$3,020.01	$2,837.78	$2,792.92	$2,963.33	$2,810.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2021

Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss) for the three months ended March 31, 2021		328,699		1,753,804	16,983,291
Additions	176.974	200,000	158.300	500,003	1,454,320
Redemptions	(240.143)	(259,827)	(366.182)	(1,159,095)	(18,235,018)
Offering costs		(6,311)		(32,265)	(304,213)
Balances at March 31, 2021	4,694.770	5,305,615	8,050.811	26,764,486	279,464,072

Net income (loss) for the three months ended June 30, 2021		326,345		1,983,310	19,241,999
Additions	167.076	199,020	116.614	410,001	2,285,190
Redemptions	(129.980)	(154,811)	(124.443)	(442,227)	(5,858,868)
Offering costs		(7,030)		(35,614)	(325,732)
Balances at June 30, 2021	4,731.866	$5,669,139	8,042.982	$28,679,956	$294,806,661

Six Months Ended June 30, 2020

Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss) for the three months ended March 31, 2020		199,390		1,512,515	16,987,453
Additions	645.496	713,740	454.565	1,469,957	3,220,581
Redemptions	(94.688)	(104,213)	(394.076)	(1,267,863)	(8,350,486)
Offering costs		(5,038)		(33,974)	(362,002)
Balances at March 31, 2020	3,917.158	4,311,179	8,450.378	27,154,021	321,002,167

Net income (loss) for the three months ended June 30, 2020		(248,077)		(1,449,118)	(18,195,425)
Additions	815.382	866,454	308.715	969,559	3,913,998
Redemptions	(99.350)	(109,065)	(81.679)	(261,959)	(7,365,033)
Offering costs		(5,435)		(33,359)	(343,554)
Balances at June 30, 2020	4,633.190	$4,815,056	8,677.414	$26,379,144	$299,012,153

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$1,198.08	$1,130.11	$1,059.92	$1,039.25	$1,100.59	$1,041.87

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$3,565.84	$3,324.45	$3,112.12	$3,039.98	$3,213.35	$3,036.20

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,742.19	$2,704.25	$2,579.95	$2,568.01

Income (loss) from operations:
Total net trading gains (losses) (1)	217.95	(153.16)	410.53	19.03
Net investment income (loss) (1)	(29.91)	(2.25)	(57.00)	(34.78)
Total net income (loss) from operations	188.04	(155.41)	353.53	(15.75)
Offering costs (1)	(3.64)	(3.29)	(6.89)	(6.71)
Net asset value per unit at end of period	$2,926.59	$2,545.55	$2,926.59	$2,545.55
Total Return (4)	6.72%	5.87%	13.44%	(0.87)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.36%	4.28%	4.36%	4.34%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.36%	4.28%	4.36%	4.34%
Net investment income (loss) (2),(3)	(4.20)%	(0.36)%	(4.20)%	(2.62)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,020.01	$2,963.33	$2,837.78	$2,810.51

Income (loss) from operations:
Total net trading gains (losses) (1)	240.08	(167.96)	452.17	20.51
Net investment income (loss) (1)	(32.95)	(2.45)	(62.81)	(38.10)
Total net income (loss) from operations	207.13	(170.41)	389.36	(17.59)
Net asset value per unit at end of period	$3,227.14	$2,792.92	$3,227.14	$2,792.92
Total Return (4)	6.86%	(5.75)%	13.72%	(0.63)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.36%	4.28%	4.35%	4.34%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.36%	4.28%	4.35%	4.34%
Net investment income (loss) (2),(3)	(4.19)%	(0.32)%	(4.20)%	(2.62)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,130.11	$1,100.59	$1,059.92	$1,041.87

Income (loss) from operations:
Total net trading gains (losses) (1)	89.76	(62.24)	169.08	7.24
Net investment income (loss) (1)	(20.29))	2.24	(28.08)	(7.13)
Total net income (loss) from operations	69.47	(60.00)	141.00	0.11
Offering costs (1)	(1.50)	(1.34)	(2.84)	(2.73)
Net asset value per unit at end of period	$1,198.08	$1,039.25	$1,198.08	$1,039.25
Total Return (4)	6.01%	(5.57)%	13.03%	(0.25)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.10%	3.00%	3.09%	3.02%
Performance fee (4)	1.00%	0.00%	1.04%	0.00%
Total expenses	4.10%	3.00%	4.13%	3.02%
Net investment income (loss) (2),(3)	(2.93)%	0.84%	(2.93)%	(1.30)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,324.45	$3,213.35	$3,112.12	$3,036.20

Income (loss) from operations:
Total net trading gains (losses) (1)	264.45	(182.25)	497.79	20.98
Net investment income (loss) (1)	(18.64)	12.80	(35.71)	(9.24)
Total net income (loss) from operations	245.81	(169.45)	462.08	11.74
Offering costs (1)	(4.42)	(3.92)	(8.36)	(7.96)
Net asset value per unit at end of period	$3,565.84	$3,039.98	$3,565.84	$3,039.98
Total Return (4)	7.26%	(5.40)%	14.58%	0.12%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.32%	2.28%	2.32%	2.30%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.32%	2.28%	2.32%	2.30%
Net investment income (loss) (2),(3)	(2.16)%	1.64%	(2.16)%	(0.58)%

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
JUNE 30, 2021 (Unaudited)
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
JUNE 30, 2021 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2021 and December 31, 2020, and for the periods ended June 30, 2021 and 2020 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value at June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,049,737	$0	$0	$7,049,737
Fixed income securities	0	197,744,375	0	197,744,375

Other Financial Instruments
Exchange-traded futures contracts	835,369	0	0	835,369
Forward currency contracts	0	(2,924,524)	0	(2,924,524)
Credit default index swap contracts	0	3,669,962	0	3,669,962
Interest rate swap contracts	0	1,046,147	0	1,046,147
Total	$7,885,106	$199,535,960	$0	$207,421,066

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,831,488	$0	$0	$15,831,488
Fixed income securities	0	190,640,094	0	190,640,094

Other Financial Instruments
Exchange-traded futures contracts	9,701,319	0	0	9,701,319
Forward currency contracts	0	2,326,719	0	2,326,719
Credit default index swap contracts	0	2,611,165	0	2,611,165
Interest rate swap contracts	0	809,670	0	809,670
Total	$25,532,807	$196,387,648	$0	$221,920,455

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
JUNE 30, 2021 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company is $271,410 and $258,084 for Series A units, $96,220 and $94,736 for Series D units and $266,403 and $258,866 for Series W units, respectively.

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
JUNE 30, 2021 (Unaudited)
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

Series B and Series D units pay a monthly trail commission of 1/12 of 2% (2% annually) and 1/12 of 0.75% (0.75% annually), respectively, of the current net asset value of the units the selling agent has sold and which are outstanding at the end of such month in respect of which the selling agent provides ongoing services. Such ongoing compensation shall commence the first full month after the sale of the units.

Any monthly trail commission which is not paid to a selling agent pursuant to an executed selling or servicing agreement with the Trust will be rebated to unitholders in the form of a capital addition and is reported as such in the financial statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
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
JUNE 30, 2021 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2021. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2021 and 2020, Campbell & Company received redemption fees of $787 and $0, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at June 30, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At June 30, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $3,669,962 and $2,611,165, respectively.

	June 30, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: June 2026	Maturity Date: December 2025
Investment grade	$43,495,915	$39,578,996
Non-investment grade	$41,819,853	$33,585,353
Total	$85,315,768	$73,164,349

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2021 and December 31, 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2021 Fair Value	Liability Derivatives at June 30, 2021 Fair Value	Net

Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,394,202	$(908,784)	$485,418
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,577,871	(103,551)	1,474,320
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,873,300	(7,154,573)	(281,273)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,061,659	(1,109,866)	951,793
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	674,708	(1,471,557)	(796,849)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	418,808	(1,416,848)	(998,040)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	34,496,097	(37,420,621)	(2,924,524)
Credit Default Index Swap Contracts**	Credit default index swaps	4,070,293	(400,331)	3,669,962
Interest Rate Swap Contracts**	Interest rate swaps	1,225,093	(178,946)	1,046,147
Totals		$52,792,031	$(50,165,077)	$2,626,954

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2021 and 2020 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended June 30, 2021	Trading Gains/(Losses) for the Three Months Ended June 30, 2020
Agriculture Contracts	$8,778,390	$(3,409,880)
Energy Contracts	8,889,515	(1,564,662)
Metal Contracts	2,832,665	(1,345,427)
Stock Indices Contracts	(818,923)	663,803
Short-Term Interest Rate Contracts	(4,681,877)	847,405
Long-Term Interest Rate Contracts	8,012,400	662,191
Forward Currency Contracts	(585,774)	(13,422,345)
Credit default index swap contracts	962,491	0
Interest rate swap contracts	(542,011)	0
Total	$22,846,876	$(17,568,915)

Type of Instrument	Trading Gains/(Losses) for the Six Months Ended June 30, 2021	Trading Gains/(Losses) for the Six Months Ended June 30, 2020
Agriculture Contracts	$14,028,516	$302,548
Energy Contracts	13,994,054	8,388,598
Metal Contracts	2,109,850	6,898,022
Stock Indices Contracts	18,725,982	(44,329,502)
Short-Term Interest Rate Contracts	(3,554,627)	16,089,131
Long-Term Interest Rate Contracts	(11,778,575)	4,701,227
Forward Currency Contracts	14,307,047	11,728,678
Credit default index swap contracts	964,544	0
Interest rate swap contracts	(5,593,361)	0
Total	$43,203,430	$3,778,702

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended June 30, 2021	Trading Gains/(Losses) for the Three Months Ended June 30, 2020
Futures trading gains (losses):
Realized**	$24,222,471	$(580,036)
Change in unrealized	(1,210,301)	(3,566,534)
Forward currency trading gains (losses):
Realized**	13,669,173	7,615,530
Change in unrealized	(14,254,947)	(21,037,875)
Swap trading gains (losses):
Realized	116,804	0
Change in unrealized	303,676	0
Total	$22,846,876	$(17,568,915)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Six Months Ended June 30, 2021	Trading Gains/(Losses) for the Six Months Ended June 30, 2020
Futures trading gains (losses):
Realized***	$42,391,149	$(17,585,392)
Change in unrealized	(8,865,950)	9,635,416
Forward currency trading gains (losses):
Realized***	19,558,291	12,771,391
Change in unrealized	(5,251,243)	(1,042,713)
Swap trading gains (losses):
Realized	(3,546,591)	0
Change in unrealized	(1,082,226)	0
Total	$43,203,430	$3,778,702

**
For the three months ended June 30, 2021 and 2020, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(49,872) and $143,443, respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $412,465 and $185,628, respectively.

***
For the six months ended June 30, 2021 and 2020, the amounts above include gains and losses on foreign currency cash balances at the futures brokers of $38,298 and $196,312, respectively, and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $(269,487) and $(1,511,485), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
For the three months ended June 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 55,100 and 38,000, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $7,020,100,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $3,318,500,000 and $1,915,100,000, respectively.

For the six months ended June 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 56,200 and 48,900, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $5,191,400,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $2,808,200,000 and $2,142,900,000, respectively.

Open contracts generally mature within three months; as of June 30, 2021, the latest maturity date for open futures contracts is September 2022 and the latest maturity date for open forward currency contracts is September 2021. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2026.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2021 and December 31, 2020 was $38,157,601 and $44,874,023, respectively, which equals approximately 13% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at June 30, 2021 and December 31, 2020 was restricted cash for margin requirements of $46,496,785 and $27,965,902, respectively, which equals approximately 16% and 10% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,864,411	$(6,195,717)	$668,694
Futures contracts	Goldman, Sachs & Co.	6,136,137	(5,969,462)	166,675
Forward currency contracts	NatWest Markets Plc	34,496,097	(34,496,097)	0
Centrally cleared swap contracts*	Centrally Cleared	5,295,386	(579,277)	4,716,109
Total derivatives		$52,792,031	$(47,240,553)	$5,551,478

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$668,694	$0	$0	$668,694
Goldman, Sachs & Co.	166,675	0	0	166,675
NatWest Markets Plc	0	0	0	0
Centrally Cleared	4,716,109	0	0	4,716,109
Total	$5,551,478	$0	$0	$5,551,478

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,195,717	$(6,195,717)	$0
Futures contracts	Goldman, Sachs & Co.	5,969,462	(5,969,462)	0
Forward currency contracts	NatWest Markets Plc	37,420,621	(34,496,097)	2,924,524
Centrally cleared swap contracts	Centrally Cleared	579,277	(579,277)	0
Total derivatives		$50,165,077	$(47,240,553)	$2,924,524

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	2,924,524	0	(2,924,524)	0
Centrally Cleared	0	0	0	0
Total	$2,924,524	$0	$(2,924,524)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,300,844	$(2,648,871)	$4,651,973
Futures contracts	Goldman, Sachs & Co.	7,296,471	(2,247,125)	5,049,346
Forward currency contracts	NatWest Markets Plc	12,145,055	(9,818,336)	2,326,719
Centrally cleared swap contracts*	Centrally Cleared	4,087,615	(666,780)	3,420,835
Total derivatives		$30,829,985	$(15,381,112)	$15,448,873

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2021 (Unaudited)
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
JUNE 30, 2021 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2021 and December 31, 2020, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2021 and 2020, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2021 and December 31, 2020, the results of operations and financial highlights for the three months and six months ended June 30, 2021 and 2020, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, the aggregate capitalization of the Trust was $294,806,661 with Series A, Series B, Series D and Series W comprising $225,792,400, $34,665,166, $5,669,139 and $28,679,956, respectively, of the total. The Net Asset Value per Unit was $2,926.59 for Series A, $3,227.14 for Series B, $1,198.08 for Series D and $3,565.84 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2021 and 2020 for Series A were 13.44% and (0.87)%, Series B were 13.72% and (0.63)%, Series D were 13.03% and (0.25)% and Series W were 14.58% and 0.12%, respectively.

2021 (For the Six Months Ended June 30)

Of the 13.44% return for the six months ended June 30, 2021 for Series A, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (2.93)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 13.72% return for the six months ended June 30, 2021 for Series B, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (2.65)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the 13.03% return for the six months ended June 30, 2021 for Series D, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (3.34)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 14.58% return for the six months ended June 30, 2021 for Series W, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (1.79)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2021, the Trust accrued management fees in the amount of $2,855,439 and paid management fees in the amount of $2,839,411. During the six months ended June 30, 2021, the Trust accrued sales commissions in the amount of $2,550,571 and paid sales commissions in the amount of $2,541,340.  During the six months ended June 30, 2021, the Trust accrued performance fees in the amount of $54,801 and paid performance fees in the amount of $1,270.

An analysis of the 16.29% gross trading gains for the Trust for the six months ended June 30, 2021 by sector is as follows:

Sector	% Gain (Loss)
Credit	(1.99)%
Commodities	11.00%
Foreign Exchange	5.48%
Interest Rates	(5.20)%
Equity Indices	7.00%
16.29%

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

In April, the Trust showed a gain with profits coming from commodity, stock index, and credit holdings, while foreign exchange and fixed income positions created some partially offsetting losses. Commodity holdings produced the best Trust gains during April. Long grain holdings provided profits as the complex rallied sharply throughout the month amid crop concerns in key planting regions and strong demand from top importer China. Long positions on the petroleum and industrial metal complexes proved profitable as prices rose during April driven by rising demand expectations as global economies begin to emerge from the COVID-19 pandemic. Global stock indexes generated additional profits for the Trust. Long positioning on many global stock indexes profited as most major equity indexes advanced during the month. Ongoing fiscal and monetary stimulus, especially from the US, along with strong corporate earnings and improving COVID-19 vaccination rates created an ideal environment for equity appreciation. Credit trading was also profitable during April as short protection positions generated gains as most US and European credit spreads narrowed amid the risk-on environment. Foreign exchange trading in both the developed and emerging markets produced losses for the Trust. The US dollar experienced a wide-breadth selloff given the Fed’s dovish assurances and President Biden’s expansionary fiscal policy measures. While a long CAD position (versus short USD) further benefited from the Bank of Canada acting as the first G10 central bank to formally begin a monetary policy normalization process, it was more than offset by losses elsewhere in the FX portfolio. Interest rate positions contributed additional losses during the month. Long positioning on German 5- and 10-year notes suffered while short holdings on US Treasuries produced some partially offsetting gains as most global yields rose (prices fell) due to growing inflation concerns.

The Trust produced a gain in May with profits coming from commodity, foreign exchange, stock index, and credit holdings, while fixed income positions created some partially offsetting losses. Commodity holdings produced the best Trust gains during May. In the precious metals sub-sector, a long position on gold proved profitable amid a drumbeat of dovish commentary from FOMC officials who insisted that any inflationary pressures will be transitory which helped weaken the US dollar and sent gold futures higher by over 7% during the month. Other commodity sub-sectors that contributed to monthly gains included grains, energies, softs, and industrial metals. Foreign exchange trading in both the emerging and developed market currencies was profitable for the Trust. A long South African rand holding (against short USD) was the best performer in the EM space as the ZAR rose to its highest level in almost two years, helped along by strong demand for energies and metals. Long positioning on the Canadian dollar (against short USD) was also profitable on back of the bid in commodities as well as the Bank of Canada’s pivot to a more hawkish stance. The overall weaker greenback benefited other short USD holdings, adding to sector gains. Global stock indexes generated additional profits for the Trust. Long positioning on many global stock indexes profited as most major equity indexes advanced during the month. Economic reopening progress from the pandemic linked with ongoing monetary and fiscal stimulus created a risk-on backdrop for stocks. Credit trading was also profitable during May as short protection positions produced gains as most US and European credit spreads narrowed amid the risk-on environment. Interest rate positions created some partially offsetting losses during the month. Short positioning on some European and US instruments suffered as prices rose (yields fell) as multiple ECB and Federal Reserve officials pushed back against market expectations that both central banks were close to considering reducing quantitative easing measures.

The Trust was down slightly in June with profits coming from commodity, stock index, and credit holdings, while interest rate and foreign exchange positions created some partially offsetting losses for the Trust. Commodity holdings produced the best Trust profits during June. The dominant gains were found in long positioning on the petroleum and natural gas markets. WTI and Brent crude oil rallied amid improving demand dynamics linked with tighter supplies. Natural gas rose sharply on the back of a US heat wave that saw increased gas demand for electric generation for air conditioning. Global stock indexes generated additional gains for the Trust. Long positioning in the United States and Canada generated the best sector profits. Ongoing monetary and fiscal stimulus, accompanied by improving COVID vaccination rates and expanding economic reopening, provided a tailwind for equities. The US NASDAQ and S&P 500 indexes, along with the Canadian S&P/TSX index, printed new all-time highs during the month benefitting our long positioning. Credit trading was also profitable during June as short protection positions generated gains as US and European credit spreads narrowed amid the risk-on environment. Interest rate positions generated the largest partially offsetting losses during the month. Short positioning on the US 10-year note, US 30-year bond, and UK Gilts led sector losses as reassuring commentary from the FOMC and the Bank of England on the transitory nature of higher inflation sent long-term yields lower (prices higher). A long position on the policy-sensitive US 2-year note suffered when the FOMC turned surprisingly hawkish mid-month sending short-term yields higher (prices lower). Foreign exchange trading in the emerging market (EM) currencies was a drag on the Trust as well. Long EM currency positions (versus short the US dollar) suffered after the mid-month FOMC meeting. Chairman Powell surprised markets with an unexpected hawkish shift which sent the greenback sharply higher, hurting our US dollar shorts.

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

An analysis of the 1.04% gross trading gains for the Trust for the six months ended June 30, 2020 by sector is as follows:

Sector	% Gain (Loss)
Foreign Exchange	4.49%
Currencies	3.79
Interest Rates	6.28
Equity Indices	(13.52)
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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2021 and December 31, 2020 and the trading gains/losses by market category for the three months ended June 30, 2021 and the year ended December 31, 2020.

	June 30, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.05%	(1.99)%
Commodities	0.81%	11.00%
Foreign Exchange	0.52%	5.48%
Interest Rates	0.28%	(5.20)%
Equity Indices	0.82%	7.00%
Aggregate/Total	1.69%	16.29%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2021.

Of the 13.44% return for the six months ended June 30, 2021 for Series A, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (2.93)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 13.72% return for the six months ended June 30, 2021 for Series B, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (2.65)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the 13.03% return for the six months ended June 30, 2021 for Series D, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (3.34)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 14.58% return for the six months ended June 30, 2021 for Series W, approximately 16.29% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately (1.79)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

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

Material Limitations of Value at Risk as an Assessment of Market Risk

The following limitations of VaR as an assessment of market risk should be noted:

1)	Past changes in market risk factors will not always result in accurate predictions of the distributions andcorrelations of future market movements;

2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;

3)	VaR results reflect past trading positions while future risk depends on future positions;

4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2021 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2021.

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

The Trust has continued to operate as normal during the COVID-19 pandemic.  The Trust had access to and the ability to trade in approved markets.  There were no disruptions in the Trust’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of June 30, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2021 and 2020, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of June 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of June 30, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2021 and 2020, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2021  and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 13, 2021	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer