Form 10-Q
period 2021-09-30
CAMPBELL FUND TRUST
filed 2021-11-12
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

The Registrant has no voting stock. As of September 30, 2021, there were 76,921.915 Series A Units, 10,586.657 Series B Units, 5,767.378 Series D Units, and 8,461.057 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$14,441,765	4.94%
	Equipment Loans	1,744,071	0.60%
	Total Asset Backed Securities (cost $16,202,243)	16,185,836	5.54%

	Bank Deposits
	Singapore
	Financials (cost $1,545,000)	1,545,104	0.53%
	United States
	Financials (cost $1,750,000)	1,749,710	0.60%
	Total Bank Deposits (cost $3,295,000)	3,294,814	1.13%

	Commercial Paper
	France
	Financials (cost $1,539,390)	1,539,668	0.53%
	Germany
	Financials (cost $1,499,915)	1,499,940	0.51%
	United States
	Communications	1,419,835	0.49%
	Consumer Discretionary	14,553,357	4.98%
	Consumer Staples	499,871	0.17%
	Financials	30,865,497	10.55%
	Real Estate	4,719,450	1.61%
	Technology	3,498,926	1.20%
	Utilities	21,547,801	7.37%
	Total United States (cost $77,106,007)	77,104,737	26.37%
	Total Commercial Paper (cost $80,145,312)	$80,144,345	27.41%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	$3,603,348	1.23%
	Canada
	Energy	1,416,398	0.48%
	Financials	9,361,754	3.20%
	Total Canada (cost $10,749,010)	10,778,152	3.68%
	Germany
	Consumer Discretionary (cost $2,760,000)	2,767,041	0.95%
	Japan
	Financials (cost $2,451,734)	2,452,757	0.84%
	Switzerland
	Financials (cost $3,899,453)	3,917,574	1.34%
	United Kingdom
	Health Care (cost $1,340,909)	1,340,712	0.46%
	United States
	Communications	463,000	0.16%
	Consumer Discretionary	5,750,344	1.97%
	Consumer Staples	4,329,277	1.48%
	Energy	4,559,335	1.56%
	Financials	11,472,273	3.92%
	Health Care	3,077,147	1.05%
	Industrials	5,112,177	1.75%
	Real Estate	1,577,537	0.54%
	Technology	3,713,003	1.27%
	Utilities	3,124,056	1.07%
	Total United States (cost $43,094,439)	43,178,149	14.77%
	Total Corporate Bonds (cost $67,880,545)	68,037,733	23.27%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,660,000	U.S. Treasury Bills Due 10/14/2021 (1)	5,659,955	1.94%
$21,500,000	U.S. Treasury Bills Due 11/12/2021 (1)	21,498,817	7.35%
$15,000,000	U.S. Treasury Bills Due 12/09/2021 (1)	14,999,280	5.13%
	Total Government And Agency Obligations (cost $42,157,699)	42,158,052	14.42%
	Total Fixed Income Securities (cost $209,680,799) (2)	$209,820,780	71.77%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $42,158,052 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2021 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $2,628)	$2,628	0.00%
Total Short Term Investments (cost $2,628)	$2,628	0.00%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$358,433	0.12%
Energy	876,889	0.30%
Metals	(6,923,881)	(2.37)%
Stock indices	(2,931,372)	(1.00)%
Short-term interest rates	(1,145,306)	(0.39)%
Long-term interest rates	(5,862,971)	(2.00)%
Net unrealized gain (loss) on long futures contracts	(15,628,208)	(5.34)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(226,102)	(0.08)%
Energy	(116,180)	(0.04)%
Metals	6,051,427	2.07%
Stock indices	(55,695)	(0.02)%
Short-term interest rates	311,394	0.11%
Long-term interest rates	6,006,342	2.05%
Net unrealized gain (loss) on short futures contracts	11,971,186	4.09%
Net unrealized gain (loss) on open futures contracts	$(3,657,022)	(1.25)%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(36,144,678)	(12.36)%
Various short forward currency contracts	40,296,280	13.78%
Net unrealized gain (loss) on open forward currency contracts	$4,151,602	1.42%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $3,345,204) (3)	$3,179,705	1.09%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $875,054) (4)	$1,843,190	0.63%

(3)
Includes $3,269,008 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $1,683,380 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$9,566,590	3.42%
	Credit Cards	1,030,754	0.37%
	Equipment Loans	2,477,072	0.89%
	Total Asset Backed Securities (cost $13,025,886)	13,074,416	4.68%

	Bank Deposits
	United States
	Financials (cost $1,625,203)	1,624,998	0.58%
	Total Bank Deposits (cost $1,625,203)	1,624,998	0.58%

	Commercial Paper
	United Kingdom
	Financials (cost $2,862,221)	2,861,876	1.02%
	United States
	Consumer Discretionary	5,728,110	2.05%
	Consumer Staples	2,914,818	1.04%
	Energy	2,249,654	0.80%
	Financials	20,087,107	7.19%
	Industrials	7,101,081	2.54%
	Utilities	22,208,787	7.94%
	Total United States (cost $60,285,304)	60,289,557	21.56%
	Total Commercial Paper (cost $63,147,525)	$63,151,433	22.58%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	$3,600,764	1.29%
	Canada
	Financials (cost $7,600,479)	7,614,047	2.72%
	Germany
	Consumer Discretionary (cost $3,814,460)	3,839,645	1.37%
	Switzerland
	Financials (cost $2,449,548)	2,481,960	0.89%
	United Kingdom
	Financials (cost $3,860,000)	3,867,214	1.38%
	United States
	Communications	966,203	0.35%
	Consumer Discretionary	10,765,095	3.85%
	Consumer Staples	1,595,495	0.57%
	Energy	4,485,906	1.60%
	Financials	18,489,405	6.61%
	Industrials	4,363,075	1.56%
	Technology	5,846,415	2.09%
	Total United States (cost $46,301,246)	46,511,594	16.63%
	Total Corporate Bonds (cost $67,610,733)	67,915,224	24.28%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$6,660,000	U.S. Treasury Bills Due 01/14/2021 (1)	6,659,913	2.38%
$25,125,000	U.S. Treasury Bills Due 02/11/2021 (1)	25,123,417	8.99%
$13,092,500	U.S. Treasury Bills Due 03/11/2021 (1)	13,090,693	4.68%
	Total Government And Agency Obligations (cost $44,873,315)	44,874,023	16.05%
	Total Fixed Income Securities (cost $190,282,662) (2)	$190,640,094	68.17%

(1)	Pledged as collateral for the trading of future positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $44,874,023 deposited with the futures brokers.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020 (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Equity in futures brokers trading accounts
Cash	$27,982,843	$18,771,895
Restricted cash	3,503,754	0
Fixed income securities (cost $42,157,699 and $44,873,315, respectively)	42,158,052	44,874,023
Net unrealized gain (loss) on open futures contracts	(3,657,022)	9,701,319
Total equity in futures brokers trading accounts	69,987,627	73,347,237

Cash and cash equivalents	1,573,704	2,026,150
Cash at interbank market maker	5,703,095	13,343,832
Restricted cash at interbank market maker	34,331,422	19,627,499
Short term investments (cost $2,628 and $15,831,488, respectively)	2,628	15,831,488
Cash at swaps broker	7,570,970	6,495,743
Restricted cash at swaps broker	3,520,637	8,338,403
Fixed income securities (cost $167,523,100 and $145,409,347, respectively)	167,662,728	145,766,071
Credit default index swaps	0	7,956
Interest rate swaps	159,810	0
Due from swaps broker	55,353	45,134
Net unrealized gain on open forward currency contracts	4,151,602	2,326,719
Interest receivable	219,762	197,660
Subscriptions receivable	597,238	500,000
Total assets	$295,536,576	$287,853,892

LIABILITIES
Accounts payable	$143,549	$178,723
Management fee payable	487,693	477,700
Credit default index swaps	89,303	0
Subscriptions received in advance	503,000	0
Interest rate swaps	0	148,943
Accrued commissions and other trading fees on open contracts	80,903	56,032
Offering costs payable	107,815	105,926
Sales commission payable	418,853	417,647
Redemptions payable	1,210,698	6,903,229
Total liabilities	3,041,814	8,288,200

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 76,921.915 and 83,925.461 units outstanding at September 30, 2021 and December 31, 2020	222,025,022	216,523,843
Series B Units – Redeemable
Other Unitholders - 10,583.657 and 11,380.986 units outstanding at September 30, 2021 and December 31, 2020	33,727,869	32,296,756
Series D Units – Redeemable
Other Unitholders - 5,767.378 and 4,757.939 units outstanding at September 30, 2021 and December 31, 2020	6,836,168	5,043,054
Series W Units – Redeemable
Other Unitholders - 8,461.057 and 8,258.693 units outstanding at September 30, 2021 and December 31, 2020	29,905,703	25,702,039
Total unitholders’ capital (Net Asset Value)	292,494,762	279,565,692
Total liabilities and unitholders’ capital (Net Asset Value)	$295,536,576	$287,853,892

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$4,554,366	$(14,195,388)	$46,945,515	$(31,780,779)
Change in unrealized	(4,492,391)	2,984,104	(13,358,341)	12,619,520
Brokerage commissions	(607,561)	(631,218)	(1,773,360)	(1,681,974)
Net gain (loss) from futures trading	(545,586)	(11,842,502)	31,813,814	(20,843,233)

Forward currency trading gains (losses)
Realized	(8,095,369)	(6,854,797)	11,462,922	5,916,594
Change in unrealized	7,076,126	2,286,601	1,824,883	1,243,888
Brokerage commissions	(106,196)	(56,133)	(263,928)	(144,436)
Net gain (loss) from forward currency trading	(1,125,439)	(4,624,329)	13,023,877	7,016,046

Swap trading gains (losses)
Realized	660,156	525,424	(2,886,435)	525,424
Change in unrealized	400,312	182,771	(681,914)	182,771
Net gain (loss) from swap trading	1,060,468	708,195	(3,568,349)	708,195
Total net trading gain (loss)	(610,557)	(15,758,636)	41,269,342	(13,118,992)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	201,884	438,509	733,434	2,770,031
Realized gain (loss) on fixed income securities	(82,709)	37,264	(210,930)	65,675
Change in unrealized gain (loss) on fixed income securities	(26,791)	(91,915)	(217,451)	270,276
Total investment income (loss)	92,384	383,858	305,053	3,105,982

Expenses
Management fee	1,472,367	1,428,214	4,327,806	7,077,889
Performance fee	0	0	54,801	0
Operating expenses	218,177	239,824	624,644	706,390
Sales commission	1,308,308	1,285,066	3,858,879	1,738,565
Total expenses	2,998,852	2,953,104	8,866,130	9,522,844
Net investment income (loss)	(2,906,468)	(2,569,246)	(8,561,077)	(6,416,862)
NET INCOME (LOSS)	$(3,517,025)	$(18,327,882)	$32,708,265	$(19,535,854)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(36.55)	$(158.43)	$314.15	$(166.55)
Series B	$(40.22)	$(173.13)	$351.88	$(181.64)
Series D	$(11.43)	$(62.26)	$126.41	$(83.13)
Series W	$(26.42)	$(175.47)	$432.40	$(172.20)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(40.22)	$(161.64)	$306.42	$(184.10)
Series B	$(40.35)	$(174.07)	$349.01	$(191.66)
Series D	$(12.76)	$(62.93)	$125.40	$(65.55)
Series W	$(31.33)	$(178.73)	$422.39	$(174.95)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	77,038.130	90,597.713	78,762.657	92,561.559
Series B	10,675.883	12,370.216	10,926.355	12,672.240
Series D	4,844.070	4,754.203	4,743.907	4,146.531
Series W	8,186.591	8,757.813	8,142.531	8,556.163

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$32,708,265	$(19,535,854)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	12,432,823	(14,316,455)
(Increase) decrease in interest receivable	(22,102)	357,053
(Increase) decrease in due from swaps broker	(10,219)	(32,839)
Increase (decrease) in accounts payable and accrued expenses	503,896	(386,121)
Net purchases from swap broker	(893,409)	(1,553,943)
Purchases of investments	(2,074,582,275)	(1,912,501,506)
Sales/maturities of investments	2,071,012,999	1,963,825,525
Net cash from (for) operating activities	41,149,978	15,855,860

Cash flows from (for) financing activities
Addition of units	9,439,868	8,610,446
Redemption of units	(34,053,806)	(23,501,498)
Offering costs paid	(953,137)	(1,033,795)
Net cash from (for) financing activities	(25,567,075)	(15,924,847)

Net increase (decrease) in cash, cash equivalents and restricted cash	15,582,903	(68,987)

Cash, cash equivalents and restricted cash at beginning of period	68,603,522	66,186,710
Cash, cash equivalents and restricted cash at end of period	$84,186,425	$66,117,723

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$27,982,843	$18,771,895
Restricted cash	3,503,754	0
Cash and cash equivalents	1,573,704	2,026,150
Cash at interbank market maker	5,703,095	13,343,832
Restricted cash at interbank market maker	34,331,422	19,627,499
Cash at swaps broker	7,570,970	6,495,743
Restricted cash at swaps broker	3,520,637	8,338,403
Total cash, cash equivalents and restricted cash at end of period	$84,186,425	$68,603,522

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2021

Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss) for the three months ended March 31, 2021		12,889,369		2,011,419
Additions	279.528	735,305	6.646	19,012
Redemptions	(6,130.245)	(15,787,255)	(361.739)	(1,028,841)
Offering costs		(265,637)		0
Balances at March 31, 2021	78,074.744	$214,095,625	11,025.893	$33,298,346

Net income (loss) for the three months ended June 30, 2021		14,669,516		2,262,828
Additions	574.754	1,654,820	6.670	21,349
Redemptions	(1,497.403)	(4,344,473)	(290.812)	(917,357)
Offering costs		(283,088)		0
Balances at June 30, 2021	77,152.095	$225,792,400	10,741.751	$34,665,166

Net income (loss) for the three months ended September 30, 2021		(2,815,919)		(429,430)
Additions	902.679	2,622,514	6.548	21,028
Redemptions	(1,132.859)	(3,292,625)	(164.642)	(528,895)
Offering costs		(281,348)		0
Balances at September 30, 2021	76,921.915	$222,025,022	10,583.657	$33,727,869

Nine Months Ended September 30, 2020

Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss) for the three months ended March 31, 2020		13,283,425		1,992,123
Additions	380.679	1,036,884	0	0
Redemptions	(2,307.266)	(6,263,995)	(239.509)	(714,415)
Offering costs		(322,990)		0
Balances at March 31, 2020	93,078.451	$251,707,605	12,765.840	$37,829,362

Net income (loss) for the three months ended June 30, 2020		(14,345,960)		(2,152,270)
Additions	783.671	2,071,421	2.349	6,564
Redemptions	(2,458.985)	(6,456,980)	(184.065)	(537,159)
Offering costs		(304,760)		0
Balances at June 30, 2020	91,403.137	$232,671,326	12,584.124	$35,146,497

Net income (loss) for the three months ended September 30, 2020		(14,353,400)		(2,141,697)
Additions	159.755	390,582	6.992	18,750
Redemptions	(3,183.612)	(7,743,225)	(617.733)	(1,667,011)
Offering costs		(277,449)		0
Balances at September 30, 2020	88,379.280	$210,687,834	11,973.383	$31,356,539

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$2,886.37	$2,926.59	$2,742.19	$2,579.95

September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,383.91	$2,545.55	$2,704.25	$2,568.01

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$3,186.79	$3,227.14	$3,020.01	$2,837.78

September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,618.85	$2,792.92	$2,963.33	$2,810.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2021

Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss) for the three months ended March 31, 2021		328,699		1,753,804	16,983,291
Additions	176.974	200,000	158.300	500,003	1,454,320
Redemptions	(240.143)	(259,827)	(366.182)	(1,159,095)	(18,235,018)
Offering costs		(6,311)		(32,265)	(304,213)
Balances at March 31, 2021	4,694.770	$5,305,615	8,050.811	$26,764,486	$279,464,072

Net income (loss) for the three months ended June 30, 2021		326,345		1,983,310	19,241,999
Additions	167.076	199,020	116.614	410,001	2,285,190
Redemptions	(129.980)	(154,811)	(124.443)	(442,227)	(5,858,868)
Offering costs		(7,030)		(35,614)	(325,732)
Balances at June 30, 2021	4,731.866	$5,669,139	8,042.982	$28,679,956	$294,806,661

Net income (loss) for the three months ended September 30, 2021		(55,376)		(216,300)	(3,517,025)
Additions	1,052.721	1,250,053	537.582	1,904,001	5,797,596
Redemptions	(17.209)	(20,399)	(119.507)	(425,470)	(4,267,389)
Offering costs		(7,249)		(36,484)	(325,081)
Balances at September 30, 2021	5,767.378	$6,836,168	8,461.057	$29,905,703	$292,494,762

Nine Months Ended September 30, 2020

Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss) for the three months ended March 31, 2020		199,390		1,512,515	16,987,453
Additions	645.496	713,740	454.565	1,469,957	3,220,581
Redemptions	(94.688)	(104,213)	(394.076)	(1,267,863)	(8,350,486)
Offering costs		(5,038)		(33,974)	(362,002)
Balances at March 31, 2020	3,917.158	$4,311,179	8,450.378	$27,154,021	$321,002,167

Net income (loss) for the three months ended June 30, 2020		(248,077)		(1,449,118)	(18,195,425)
Additions	815.382	866,454	308.715	969,559	3,913,998
Redemptions	(99.350)	(109,065)	(81.679)	(261,959)	(7,365,033)
Offering costs		(5,435)		(33,359)	(343,554)
Balances at June 30, 2020	4,633.190	$4,815,056	8,677.414	$26,379,144	$299,012,153

Net income (loss) for the three months ended September 30, 2020		(296,012)		(1,536,773)	(18,327,882)
Additions	377.613	379,026	231.505	687,509	1,475,867
Redemptions	0	0	(156.147)	(453,963)	(9,864,199)
Offering costs		(5,946)		(32,070)	(315,465)
Balances at September 30, 2020	5,010.803	$4,892,124	8,752.772	$25,043,847	$271,980,344

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$1,185.32	$1,198.08	$1,130.11	$1,059.92

September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$976.32	$1,039.25	$1,100.59	$1,041.87

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$3,534.51	$3,565.84	$3,324.45	$3,112.12

September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
$2,861.25	$3,039.98	$3,213.35	$3,036.20

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,926.59	$2,545.55	$2,579.95	$2,568.01

Income (loss) from operations:
Total net trading gains (losses) (1)	(6.10)	(135.32)	404.38	(116.40)
Net investment income (loss) (1)	(30.47)	(23.26)	(87.42)	(57.92)
Total net income (loss) from operations	(36.57)	(158.58)	316.96	(174.32)
Offering costs (1)	(3.65)	(3.06)	(10.54)	(9.78)
Net asset value per unit at end of period	$2,886.37	$2,383.91	$2,886.37	$2,383.91
Total Return (4)	(1.37)%	(6.35)%	11.88%	(7.17)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.31%	4.35%	4.34%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.28%	4.31%	4.35%	4.34%
Net investment income (loss) (2),(3)	(4.16)%	(3.78)%	(4.20)%	(2.98)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,227.14	$2,792.92	$2,837.78	$2,810.51

Income (loss) from operations:
Total net trading gains (losses) (1)	(6.74)	(148.54)	445.38	(128.19)
Net investment income (loss) (1)	(33.61)	(25.53)	(96.37)	(63.47)
Total net income (loss) from operations	(40.35)	(174.07)	349.01	(191.66)
Net asset value per unit at end of period	$3,186.79	$2,618.85	$3,186.79	$2,618.85
Total Return (4)	(1.25)%	(6.23)%	12.30%	(6.82)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.32%	4.34%	4.35%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.28%	4.32%	4.34%	4.35%
Net investment income (loss) (2),(3)	(4.16)%	(3.78)%	(4.20)%	(2.99)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,198.08	$1,039.25	$1,059.92	$1,041.87

Income (loss) from operations:
Total net trading gains (losses) (1)	(2.52)	(55.29)	166.44	(47.66)
Net investment income (loss) (1)	(8.74)	(6.39)	(36.70)	(13.93)
Total net income (loss) from operations	(11.26)	(61.68)	129.74	(61.59)
Offering costs (1)	(1.50)	(1.25)	(4.34)	(3.96)
Net asset value per unit at end of period	$1,185.32	$976.32	$1,185.32	$976.32
Total Return (4)	(1.07)%	(6.06)%	11.83%	(6.29)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.08%	3.05%	3.08%	3.02%
Performance fee (4)	0.00%	0.00%	1.01%	0.00%
Total expenses	3.08%	3.05%	4.09%	3.02%
Net investment income (loss) (2),(3)	(2.96)%	(2.52)%	(2.93)%	(1.74)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,565.84	$3,039.98	$3,112.12	$3,036.20

Income (loss) from operations:
Total net trading gains (losses) (1)	(7.53)	(161.88)	490.27	(140.69)
Net investment income (loss) (1)	(19.34)	(13.19)	(55.06)	(22.64)
Total net income (loss) from operations	(26.87)	(175.07)	435.21	(163.33)
Offering costs (1)	(4.46)	(3.66)	(12.82)	(11.62)
Net asset value per unit at end of period	$3,534.51	$2,861.25	$3,534.51	$2,861.25
Total Return (4)	(0.88)%	(5.88)%	13.57%	(5.76)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.32%	2.31%	2.32%	2.31%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.32%	2.31%	2.32%	2.31%
Net investment income (loss) (2),(3)	(2.16)%	(1.78)%	(2.17)%	(0.97)%

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
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value at September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$2,628	$0	$0	$2,628
Fixed income securities	0	209,820,780	0	209,820,780

Other Financial Instruments
Exchange-traded futures contracts	(3,657,022)	0	0	(3,657,022)
Forward currency contracts	0	4,151,602	0	4,151,602
Credit default index swap contracts	0	3,179,705	0	3,179,705
Interest rate swap contracts	0	1,843,190	0	1,843,190
Total	$(3,654,394)	$218,995,277	$0	$215,340,883

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,831,488	$0	$0	$15,831,488
Fixed income securities	0	190,640,094	0	190,640,094

Other Financial Instruments
Exchange-traded futures contracts	9,701,319	0	0	9,701,319
Forward currency contracts	0	2,326,719	0	2,326,719
Credit default index swap contracts	0	2,611,165	0	2,611,165
Interest rate swap contracts	0	809,670	0	809,670
Total	$25,532,807	$196,387,648	$0	$221,920,455

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
SEPTEMBER 30, 2021 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company is $284,397 and $258,084 for Series A units, $98,877 and $94,736 for Series D units and $276,021 and $258,866 for Series W units, respectively.

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

J. Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, six-month and one-year LIBOR and IBOR tenors after June 2023. If LIBOR and IBORs prematurely cease to exist, the Trust may need to renegotiate outstanding swaps to replace affected rates with the identified replacement rates. There is currently no definitive information regarding the future discontinuance of LIBORs or IBORs prior to 2023. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2021. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2021 and 2020, Campbell & Company received redemption fees of $787 and $0, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at September 30, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At September 30, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $3,179,705 and $2,611,165, respectively.

	September 30, 2021	December 31, 2020
Credit Default Index Swaps	Maturity Date: December 2026	Maturity Date: December 2025
Investment grade	$55,507,063	$39,578,996
Non-investment grade	$28,430,000	$33,585,353
Total	$83,937,063	$73,164,349

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2021 and December 31, 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2021 Fair Value	Liability Derivatives at September 30, 2021 Fair Value	Net

Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,498,867	$(2,366,536)	$132,331
Energy Contracts	Net unrealized gain (loss) on open futures contracts	913,840	(153,131)	760,709
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,855,404	(9,727,858)	(872,454)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	161,181	(3,148,248)	(2,987,067)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	385,466	(1,219,378)	(833,912)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	6,021,486	(5,878,115)	143,371
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	41,815,606	(37,664,004)	4,151,602
Credit Default Index Swap Contracts**	Credit default index swaps	3,779,734	(600,029)	3,179,705
Interest Rate Swap Contracts**	Interest rate swaps	2,140,761	(297,571)	1,843,190
Totals		$66,572,345	$(61,054,870)	$5,517,475

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2021 and 2020 is as follows:

Type of Instrument	Trading Gains/(Losses) for the Three Months Ended September 30, 2021	Trading Gains/(Losses) for the Three Months Ended September 30, 2020
Agriculture Contracts	$(2,117,388)	$(6,064,325)
Energy Contracts	3,244,110	(2,844,671)
Metal Contracts	407,512	7,813,156
Stock Indices Contracts	570,182	(7,291,044)
Short-Term Interest Rate Contracts	(10,424)	(55,287)
Long-Term Interest Rate Contracts	(2,032,017)	(2,769,114)
Forward Currency Contracts	(1,019,242)	(4,568,196)
Credit default index swap contracts	3,030	142,020
Interest rate swap contracts	1,057,437	566,176
Total	$103,200	$(15,071,285)

Type of Instrument	Trading Gains/(Losses) for the Nine Months Ended September 30, 2021	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020
Agriculture Contracts	$11,911,128	$(5,761,777)
Energy Contracts	17,238,164	5,543,929
Metal Contracts	2,517,362	14,711,177
Stock Indices Contracts	19,296,167	(51,620,545)
Short-Term Interest Rate Contracts	(3,565,052)	16,033,843
Long-Term Interest Rate Contracts	(13,810,593)	1,932,113
Forward Currency Contracts	13,287,804	7,160,482
Credit default index swap contracts	967,575	142,020
Interest rate swap contracts	(4,535,925)	566,176
Total	$43,306,630	$(11,292,582)

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Three Months Ended September 30, 2021	Trading Gains/(Losses) for the Three Months Ended September 30, 2020
Futures trading gains (losses):
Realized**	$4,554,366	$(14,195,388)
Change in unrealized	(4,492,391)	2,984,104
Forward currency trading gains (losses):
Realized**	(8,095,369)	(6,854,797)
Change in unrealized	7,076,126	2,286,601
Swap trading gains (losses):
Realized	660,156	525,424
Change in unrealized	400,312	182,771
Total	$103,200	$(15,071,285)

Line Item in the Statements of Operations	Trading Gains/(Losses) for the Nine Months Ended September 30, 2021	Trading Gains/(Losses) for the Nine Months Ended September 30, 2020
Futures trading gains (losses):
Realized***	$46,945,515	$(31,780,779)
Change in unrealized	(13,358,341)	12,619,520
Forward currency trading gains (losses):
Realized***	11,462,922	5,916,594
Change in unrealized	1,824,883	1,243,888
Swap trading gains (losses):
Realized	(2,886,435)	525,424
Change in unrealized	(681,914)	182,771
Total	$43,306,630	$(11,292,582)

**
For the three months ended September 30, 2021 and 2020, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $122,452 and $11,066, respectively; and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $643,572 and $1,167,357, respectively.

***
For the nine months ended September 30, 2021 and 2020, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $160,751 and $207,379, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $374,085 and $(344,129), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

For the three months ended September 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 58,900 and 59,400, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $7,818,600,000 and $534,400,000, respectively; and the monthly average of notional value of forward currency contracts was $3,941,100,000 and $2,471,300,000, respectively.

For the nine months ended September 30, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 57,100 and 52,400, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $6,067,200,000 and $534,400,000, respectively; and the monthly average of notional value of forward currency contracts was $3,185,800,000 and $2,237,700,000, respectively.

Open contracts generally mature within three months; as of September 30, 2021, the latest maturity date for open futures contracts is December 2022 and the latest maturity date for open forward currency contracts is December 2021. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2026.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2021 and December 31, 2020 was $42,158,052 and $44,874,023, respectively, which equals approximately 14% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at September 30, 2021 and December 31, 2020 was restricted cash for margin requirements of $41,355,813 and $27,965,902, respectively, which equals approximately 14% and 10% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,764,843	$(9,764,843)	$0
Futures contracts	Goldman, Sachs & Co.	9,071,401	(9,071,401)	0
Forward currency contracts	NatWest Markets Plc	41,815,606	(37,664,004)	4,151,602
Centrally cleared swap contracts*	Centrally Cleared	5,920,495	(897,600)	5,022,895
Total derivatives		$66,572,345	$(57,397,848)	$9,174,497

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	4,151,602	0	0	4,151,602
Centrally Cleared	5,022,895	0	0	5,022,895
Total	$9,174,497	$0	$0	$9,174,497

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,346,894	$(9,764,843)	$1,582,051
Futures contracts	Goldman, Sachs & Co.	11,146,372	(9,071,401)	2,074,971
Forward currency contracts	NatWest Markets Plc	37,664,004	(37,664,004)	0
Centrally cleared swap contracts	Centrally Cleared	897,600	(897,600)	0
Total derivatives		$61,054,870	$(57,397,848)	$3,657,022

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$1,582,051	$0	$(1,582,051)	$0
Goldman, Sachs & Co.	2,074,971	0	(2,074,971)	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$3,657,022	$0	$(3,657,022)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,300,844	$(2,648,871)	$4,651,973
Futures contracts	Goldman, Sachs & Co.	7,296,471	(2,247,125)	5,049,346
Forward currency contracts	NatWest Markets Plc	12,145,055	(9,818,336)	2,326,719
Centrally cleared swap contracts*	Centrally Cleared	4,087,615	(666,780)	3,420,835
Total derivatives		$30,829,985	$(15,381,112)	$15,448,873

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 (Unaudited)

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
SEPTEMBER 30, 2021 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2021 and December 31, 2020, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2021 and 2020, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2021 and December 31, 2020, the results of operations and financial highlights for the three months and nine months ended September 30, 2021 and 2020, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, the aggregate capitalization of the Trust was $292,494,762 with Series A, Series B, Series D and Series W comprising $222,025,022, $33,727,869, $6,836,168 and $29,905,703, respectively, of the total. The Net Asset Value per Unit was $2,886.37 for Series A, $3,186.79 for Series B, $1,185.32 for Series D and $3,534.51 for Series W.

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

 Results of Operations

The returns for the nine months ended September 30, 2021 and 2020 for Series A were 11.88% and (7.17)%, Series B were 12.30% and (6.82)%, Series D were 11.83% and (6.29)% and Series W were 13.57% and (5.76)%, respectively.

2021 (For the Nine Months Ended September 30)

Of the 11.88% return for the nine months ended September 30, 2021 for Series A, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (4.40)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 12.30% return for the nine months ended September 30, 2021 for Series B, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (3.98)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the 11.83% return for the nine months ended September 30, 2021 for Series D, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (4.45)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 13.57% return for the nine months ended September 30, 2021 for Series W, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (2.71)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2021, the Trust accrued management fees in the amount of $4,327,806 and paid management fees in the amount of $4,317,813. During the nine months ended September 30, 2021, the Trust accrued sales commissions in the amount of $3,858,879 and paid sales commissions in the amount of $3,857,673.  During the nine months ended September 30, 2021, the Trust accrued performance fees in the amount of $54,801 and paid performance fees in the amount of $54,801.

An analysis of the 16.18% gross trading gains for the Trust for the nine months ended September 30, 2021 by sector is as follows:

Sector	% Gain (Loss)
Credit	(1.78)%
Commodities	11.57%
Foreign Exchange	5.13%
Interest Rates	(5.88)%
Equity Indices	7.14%
16.18%

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

The Trust, which consists of momentum, macro, and short-term strategies, produced a gain during July. Profits came from interest rate and commodity holdings, while foreign exchange (FX), stock index, and credit positions produced some partially offsetting losses. Interest rate positions contributed the best Trust profits during the month with gains most notable in long-dated instruments. The growing risks to economic growth due to rising Delta variant infections, inflation, and supply-side disruptions prompted buying of safe-haven assets. Long positioning on German notes were profitable after the ECB raised its inflation goal and made a dovish shift on forward guidance. Commodity holdings produced additional gains for the Trust in July. Long energy positions generated profits for the Trust as the energy complex advanced amid increasing demand and rising inflation concerns. Long nickel positioning outperformed as the base metal rallied to multi-year highs on booming demand for the metal used in stainless steel and electric-vehicle batteries. Foreign exchange trading, primarily in the developed market currencies, produced offsetting losses for the Trust. The Federal Reserve said the US job market still had “some ground to cover” which contributed to losses in short US dollar holdings (against long foreign currencies). Short positioning on the Japanese yen, our biggest loser on the month, strengthened on the Fed commentary as well as the bid for safe-haven assets given the concerns about the Delta variant. Global stock indexes generated additional offsetting losses for the Trust. Long positioning on Asian stock index holdings were a drag for the Trust as concerns that the spread of the Delta variant could dampen recovery momentum and additional Chinese tech regulation weighed on prices. However, long positioning in the United States provided some counteracting gains as ongoing policy accommodation and strong Q2 earnings results provided a tailwind for US equities. Credit positions had little impact on performance as spreads remained range-bound amid a lack of meaningful directional drivers.

The Trust, which consists of momentum, macro, and short-term strategies, produced a loss during August. Losses came from commodity, interest rate, and foreign exchange holdings, while stock index and credit positions produced some partially offsetting gains during the month. Commodity holdings produced the largest losses for the Trust in August. Long positioning on the petroleum and industrial metal complexes suffered as the surging Delta variant of the COVID-19 virus called into question the outlook for global economic growth which helped to send the prices of those commodities lower. In the grain subsector, long holdings on the soy complex created losses amid prospects for higher production from Brazil and beneficial rain in the US Farm Belt. Interest rate positions contributed additional losses for the Trust with declines most notable in long-dated instruments. Long positioning on US and German notes produced losses as the US Federal Reserve and European Central Bank began to prepare markets for a possible scaling back of quantitative easing measures amid elevated inflation readings. Foreign exchange trading across both emerging market (EM) and developed market (DM) currencies produced additional losses for the Trust during the month. After the US dollar’s slightly weaker July, the greenback had mixed returns over the month. Risk markets generally fared well in August despite the spread of the Delta variant and many EM currencies outperformed (versus the USD) as a result, hurting Trust short positions in those markets. Global stock indexes generated the best partially offsetting gains. Long positioning on a variety of global equity indexes drove sector profits as most major global stock indexes finished August with gains. The ongoing fiscal and monetary support globally continued to provide a tailwind behind equities even as the Delta variant surged. An increase in vaccination rates also helped drive risk-on buying. Credit trading was also profitable as short protection positions generated gains as US and European credit spreads narrowed amid the risk-on environment.

The Trust, which consists of momentum, macro, and short-term strategies, produced a loss during September. Losses came from interest rate and stock index positions, while commodity and foreign exchange (FX) holdings produced some partially offsetting gains during the month. Interest rate positions contributed the largest partially offsetting losses for the Trust with declines most notable in long-dated instruments. Long positioning on German and Australian notes produced losses as major central banks began to prepare markets for a scaling back of quantitative easing measures amid elevated inflation readings which sent yields higher as bond prices fell. Global stock indexes also generated losses in September. Long positioning on a variety of global equity indexes drove sector declines as most major global stock indexes finished the month with losses. The general risk-off sentiment that intensified during the month put an end to the relentless equity rally seen for most of 2021. Commodity holdings produced the largest gains for the Trust. Long positioning on the petroleum complex created some of the best profits. Brent and WTI crude both showed strong monthly gains as a significant percentage of US Gulf Coast output remained offline following Hurricane Ida, while at the same time, the UK grappled with a fuel shortage crisis. A long position on cotton was also profitable. Cotton advanced sharply during the month as adverse US weather and strong demand from China, Turkey, and Pakistan threatened to further tighten global supplies. Foreign exchange trading produced additional gains. Long US dollar exposure proved profitable as the greenback saw a sharp rally over the month, trading stronger against most developed and emerging market currencies. The dollar benefitted from flight-to-safety buying as some major central banks turned more hawkish, supply chain bottlenecks kept inflation concerns elevated, contagion fears surrounding Chinese company Evergrande were heightened, and as dysfunction among US lawmakers threatened to derail fiscal stimulus. Credit trading was relatively flat as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment.

2020 (For the Nine Months Ended September 30)

Of the (7.17)% return for the nine months Ended September 30, 2020 for Series A, approximately (3.99)% was due to trading losses (before commissions) and approximately 1.02% due to investment income, offset by approximately (4.20)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the (6.82)% return for the nine months Ended September 30, 2020 for Series B, approximately (3.99)% was due to trading losses (before commissions) and approximately 1.02% due to investment income, offset by approximately (3.85)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the (6.29)% return for the nine months Ended September 30, 2020 for Series D, approximately (3.99)% was due to trading losses (before commissions) and approximately 1.02% due to investment income, offset by approximately (3.32)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the (5.76)% return for the nine months Ended September 30, 2020 for Series W, approximately (3.99)% was due to trading losses (before commissions) and approximately 1.02% due to investment income, offset by approximately (2.79)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2020, the Trust accrued management fees in the amount of $7,077,888 and paid management fees in the amount of $7,611,668. No performance fees were accrued or paid during these periods.

An analysis of the (3.99)% gross trading gains for the Trust for the nine months ended September 30, 2020 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.14%
Commodities	4.41
Foreign Exchange	1.98
Interest Rates	4.98
Equity Indices	(15.50)
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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2021 and December 31, 2020 and the trading gains/losses by market category for the nine months ended September 30, 2021 and the year ended December 31, 2020.

	September 30, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.06%	(1.78)%
Commodities	0.75%	11.57%
Foreign Exchange	0.92%	5.13%
Interest Rates	0.64%	(5.88)%
Equity Indices	0.93%	7.14%
Aggregate/Total	1.20%	16.18%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2021.

Of the 11.88% return for the nine months ended September 30, 2021 for Series A, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (4.40)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 12.30% return for the nine months ended September 30, 2021 for Series B, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (3.98)% due to brokerage fees, management fees, sales commissions and operating costs incurred by Series B.

Of the 11.83% return for the nine months ended September 30, 2021 for Series D, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (4.45)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 13.57% return for the nine months ended September 30, 2021 for Series W, approximately 16.18% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately (2.71)% due to brokerage fees, management fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2021 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2021.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of September 30, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2021 and 2020, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gabriel A. Morris, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of September 30, 2021 and December 31, 2020, (ii) Statements of Financial Condition as of September 30, 2021 and December 31, 2020, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2021 and 2020, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2021 and 2020, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 12, 2021	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer