Form 10-K
period 2021-12-31
CAMPBELL FUND TRUST
filed 2022-03-25
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

The Registrant has no voting stock. As of February 28, 2022, there were 78,289 Series A Units, 10,226.406 Series B Units, 8,436.055 Series D Units and 9,740.562 Series W Units of Beneficial Interest issued and outstanding.

PART I

Item 1.	Business.

General development of business

The Campbell Fund Trust (the “Registrant” or the “Trust”) is a business trust organized on January 2, 1996 under the Delaware Business Trust Act, which was replaced by the Delaware Statutory Trust Act as of September 1, 2002.  The Trust is a successor to the Campbell Fund Limited Partnership (formerly known as the Commodity Trend Fund) and began trading operations in January 1972.  The Trust currently trades in the U.S. and international futures, forward and centrally cleared swaps markets under the sole direction of Campbell & Company, LP (“Campbell & Company” or the “managing operator”).  Specifically, the Trust trades in a diverse array of global assets, including global interest rates, stock indices, currencies, credit, and commodities.  The Trust is an actively managed account with speculative trading profits as its objective.

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

As of December 31, 2021, the aggregate capitalization of the Trust was $297,382,219 with Series A, Series B, Series D and Series W comprising $222,737,822, $32,886,235, $8,222,341 and $33,535,821, respectively, of the total.  The Net Asset Value per Unit was $2,902.95 for Series A, $3,209.12 for Series B, $1,195.88 for Series D and $3,572.68 for Series W.

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

The Trust trades pursuant to a version of the Campbell Managed Futures Portfolio (the “CMF Portfolio”). The CMF Portfolio seeks to generate attractive risk-adjusted returns across a broad range of market conditions through systematic investments in a diversified portfolio that may include futures, forward, and swaps contracts in a diverse array of global investments, including global interest rates, stock indices, currencies and commodities. The CMF Portfolio consists of underlying investment strategies, including trend following, systematic macro, and short-term in nature, that aim for low correlation and are diversified by investment style, information source, investment holding period and instrument.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2021 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The Trust deposits its assets which are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company (the “Custodian”). The assets deposited in the custodial account with the Custodian are segregated. Such custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by PNC Capital Advisors, LLC (the “Cash Manager”). The Cash Manager is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. The Cash Manager does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. The Cash Manager will invest in accordance with the agreed upon investment guidelines. The Cash Manager may invest the Trust assets in: (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset-backed securities.

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

Cash Manager and Custodian

The Trust has engaged the Cash Manager, a wholly owned subsidiary of PNC Bank National Association, as cash manager to manage and control the liquid assets of the Trust. The Cash Manager is incorporated in the State of Delaware, U.S.A., and is registered as an investment adviser with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940.

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

Market Sectors

Campbell & Company’s CMF Portfolio trades in a fully diversified portfolio of futures, forward and swaps markets, including energy products, precious and base metals, interest rates, equity indices, foreign exchange, credit default and interest rate swaps detailed below.

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	Australian 90-Day Bill	Amsterdam Exchange Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Cocoa	Australian 3-Year Bond	CAC 40 Stock Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
Coffee	Australian 10-Year Bond	DAX Index	British Pound (2)	CDX Investment Grade North American Index	Hungarian Forint
Copper	Canadian 10-Year Bond	DJ Euro Stoxx 50	Canadian Dollar (2)	iTraxx Crossover Europe Index	Mexican Peso
Corn	Canadian 90-Day Bill	DJ Index	Chilean Peso (3)	iTraxx Investment Grade Europe Index	New Zealand Dollar
Cotton	Euro-BOBL	FTSE 100 Index	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Norwegian Krone
Crude Oil	Euro-Bono Spanish Gov. Bond	FTSE China A50	Colombian Peso		Polish Zloty
Feeder Cattle	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Czech Koruna		Singapore Dollar
Gold	Euro-BUND	FTSE MIB Index	Euro (2)		South African Rand
Heating Oil	Euro-Buxl 30-Year Bond	Hang Seng China Enterprises Index	Hungarian Forint		Swedish Krona
High Grade Copper	Euro-OAT French 10-Year Bond	Hang Seng Index	Indian Rupee (3)		Swiss Franc
KC Hard Red-Winter Wheat	Euro-Schatz	IBEX35 Stock Index	Indonesian Rupiah
Lead	Eurodollar	MSCI Singapore	Israeli Shekel
Lean Hogs	Euribor	MSCI Taiwan	Japanese Yen (2)
Live Cattle	Japanese 10-Year Bond	NASDAQ 100 Index	Mexican Peso
London Brent Crude	Long Gilt	Nikkei	New Zealand Dollar
London Gas Oil	Short Sterling	OMX Stock Index	Norwegian Krone
Natural Gas	Short Term Euro-BTP	Russell 2000 Index	Philippine Peso (3)
Nickel	Treasury Notes/2-Year	S&P 400 Index	Polish Zloty
NY Gasoline RBOB	Treasury Notes/5-Year	S&P 500 Index	Russian Ruble (3)
Palladium	Treasury Notes/10-Year	S&P 500 Volatility Index
Platinum	Treasury Notes/30-Year	S&P Canada 60 Index
Silver	Treasury Ultra Long Bond	SPI 200 Index
Soybean Meal		SGX CNX Nifty
Soybean Oil		TOPIX
Soybeans
Sugar #11 (World)
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

UBS Securities LLC and Goldman Sachs & Co.	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 for each round-turn trade executed for the Trust, or approximately 0.55% of average month-end net assets per year of each Series of Units, although there is no limit on the amount of such commissions.

NatWest Markets Plc	Over-the-Counter Counterparty Execution and Clearing Costs
The over-the-counter counterparty’s execution costs are included in the price of each forward or option contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, NatWest charges approximately $3 per $1 million, plus any additional electronic platform charges, for forward or option contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures and swaps brokers’ charges, usually equal approximately 0.60% of the Trust’s net assets.

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

Regulation

The U.S. futures and swaps markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates futures and swaps market participants, including commodity exchanges, commodity pool operators, commodity trading advisors, swap dealers and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company and certain of its affiliates are registered with the CFTC in the capacity of a commodity pool operator and/or commodity trading advisor, as applicable. Futures and swaps professionals are also regulated by the NFA, a self-regulatory organization for the futures and swaps industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended or be revoked, Campbell & Company would be unable to act as the Trust’s commodity pool operator and/or commodity trading advisor, as applicable.

Under existing CFTC and NFA guidance, foreign exchange forward contracts that Campbell & Company trades on behalf of its clients with the client’s OTC counterparty may be characterized as swap transactions. A swap transaction is an agreement between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal (“notional”) amount or quantity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated, including provisions that comprehensively regulate swap transactions. Under Title VII of Dodd-Frank, a substantial portion of OTC derivatives are required to be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the U.S. federal regulators. OTC derivatives dealers acting as clearing members typically demand the unilateral ability to increase collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums. The CFTC, as well as U.S. prudential regulators, have also imposed margin requirements on non-cleared OTC derivatives and requirements on the holding of customer collateral. The SEC has also adopted requirements imposing margin and segregation requirements with respect to the categories of non-cleared OTC derivatives subject to its jurisdiction, which requirements came into effect in late 2021. These requirements may increase the amount of collateral that the Trust is required to provide and the costs associated with providing it. As OTC derivatives dealers are required under these requirements to post margin to their counterparties and to the clearinghouses through which they clear their trades instead of using such margin in their operations as they have historically been allowed to do, the costs of swap dealer have increased and may continue to increase. These costs are likely to be passed through to other swap market participants (including the Trust) in the form of higher fees and less favorable dealer marks.

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

Rules adopted by the CFTC in 2012 require centralized reporting of detailed information about cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. The SEC has adopted similar reporting requirements. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, the safeguards established to protect anonymity may not function as expected.

The OTC derivatives dealers that the Trust is facing are required to register with the CFTF as swap dealers and, since late 2021, many have been required to register with the SEC as security-based swap dealers. Registered dealers are subject to various regulatory burdens that have and will continue to increase the overall costs for OTC derivatives dealers, which may be passed along to the Trust.

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

The global outbreak of novel coronavirus (or COVID-19), has created and may continue to create enormous economic and social uncertainty throughout the world. The ultimate impact of the coronavirus outbreak is difficult to predict, but it is possible that such outbreak could have an enduring and materially adverse impact on global, national and local economies and supply chains. In particular, disruptions to commercial activity relating to the imposition of quarantines and travel restrictions, or failures to contain the outbreak despite these measures, could materially and adversely impact the Trust’s investments, both in the near-and long-term. In addition, the imposition of travel restrictions (including “shelter-in-place” or “lock-down” directives) may impact the ability of Campbell & Company’s personnel to travel in connection with potential or existing investments, or otherwise disrupt Campbell & Company’s operations and business activities, which could negatively impact Campbell & Company’s ability to effectively identify, monitor and trade the Trust’s investments. A climate of uncertainty stemming from the novel coronavirus and a general economic downturn may reduce the availability of potential investment opportunities, increase the difficulty of generating reliable Models and adversely affect the Trust, its investments and Campbell & Company.

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

Investors Will Not be Able to Review the Trust’s Holdings on a Daily Basis

Campbell & Company makes the Trust’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures brokers and over-the-counter counterparties, the Trust’s trading results are reported to Investors monthly. Accordingly, an investment in the Trust does not offer Investors the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.

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

In addition, there is currently no limitation on the daily price movements of forward contracts. Principals in the forward markets have no obligation to continue to make markets in the forward contracts traded. There have been periods during which certain banks or dealers have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell. The imposition of credit controls by governmental authorities might limit such forward trading to less than that which Campbell & Company and its affiliates would otherwise recommend, to the possible detriment of the Trust.

The Trust is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Trust to Lose All of Its Assets

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward, swaps and other derivatives and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interest positions of the Trust, the Trust could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company attempts to minimize potential market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment; The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

In response to the financial crises of 2008-2009, Dodd-Frank was enacted in July 2010.  Dodd-Frank established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated and substantially altered the regulation of many other markets, market participants and financial instruments. Although most provisions of Dodd-Frank have now been implemented, certain provisions require rule making by applicable regulators before becoming fully effective. It is difficult to predict the ultimate impact of Dodd-Frank on the Trust or Campbell & Company (or any affiliates thereof), or the markets in which the Trust will trade. Dodd-Frank could result in certain investment strategies in which the Trust engages or may have otherwise engaged becoming non-viable or non-economic to implement. Dodd-Frank and regulations adopted pursuant to Dodd-Frank could have a material adverse impact on the profit potential of the Trust.

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

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or net short speculative positions that any person or group of persons acting in concert may hold or control in any particular futures contracts and the CFTC imposes similar limits on certain economically equivalent OTC derivatives. All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes. The Trust could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to the Trust.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets subject to rulemaking and oversight by the CFTC and SEC. Dodd-Frank mandates that a substantial portion of OTC derivatives be executed in regulated markets and be submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the Commodity Futures Trading Commission (“CFTC”), SEC and/or federal prudential regulators. OTC derivatives dealers also typically demand the unilateral ability to increase the Trust’s collateral requirements for cleared OTC trades beyond any regulatory and clearinghouse minimums. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements that apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before Dodd-Frank. This has and may continue to increase the OTC derivative dealers’ costs, which costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trading pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

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

The CFTC now also requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated contract market or execution facility. The SEC is expected to impose similar requirements on certain security-based derivatives, though it is not yet clear when the parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Trust decides to execute derivatives transactions through such contract markets or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to all of the rules of the relevant contract market or execution facility, which would bring additional risks and liabilities, and potential additional requirements under applicable regulations and under rules of the relevant exchange or execution facility.

OTC derivatives dealers are now required to register with the CFTC as swap dealers and beginning in late 2021 may be required to register with the SEC as security-based swap dealers. Registered dealers are (or will be) subject to various regulatory requirements, including capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements have and will continue to increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants including the Trust. The full impact of Dodd-Frank on the Trust remains uncertain, as well as the impact of additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

Major OTC derivatives market participants are now also required to register with the CFTC in various capacities and may ultimately be required to register with the SEC. Campbell & Company is registered as a Swap Firm with the National Futures Association and could potentially be required to register as a major swap participant for trading in the OTC derivatives markets. Major swap participants are also subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for major swap participants. The overall impact of Dodd-Frank on Campbell & Company remains uncertain.

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

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Trust

The global financial markets have gone through periods of pervasive and fundamental disruptions, which have led, to extensive and unprecedented government intervention. Such intervention was in certain cases implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have at times been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies

Considerable regulatory attention has been focused on non-traditional investment pools. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the “hedge fund” industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by Congress, the SEC, the CFTC and the governing bodies of non-U.S. jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Trust, Campbell & Company, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Trust or the ability of the Trust to continue to implement its investment strategies, as well as require increased transparency as to the identity of the Limited Partners.

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

The Trust is Not a Regulated Investment Company and is Therefore Subject to Different Protections Than a Regulated Investment Company

Although the Trust and Campbell & Company are subject to regulation by the CFTC, the Trust is not an investment company subject to the Investment Company Act of 1940.  Accordingly, you do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.

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

Deductibility of Management and Performance Fees

Although the Trust treats the management and performance fees paid to Campbell & Company as ordinary and necessary business expenses, upon an IRS audit, the Trust may be required to treat such fees as “investment advisory fees” if the Trust’s trading activities did not constitute a trade or business for tax purposes. If the Investor’s share of expenses were deemed to be investment advisory fees, a non-corporate Investor’s tax liability would likely increase. In addition, upon audit, a portion of the management fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Trust’s capital gain or as an increase in the Trust’s capital loss. If the management fees were so treated, an Investor’s tax liability would likely increase.

Partnership Audit Rules

Absent an election, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Consult with your tax advisor with respect to these changes and their potential impact on your investment in the Trust.

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

The Trust’s Service Providers Could Fail

The institutions with which the Trust trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Trust. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Trust might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcies, the Trust could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Trust (for example, Treasury bills deposited by the Trust with the futures broker as margin) was held by the futures broker. The futures brokers have been the subject of regulatory and private causes of action, as described under “The Futures Broker” section of the Prospectus.

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

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted Investor without the written consent of the Managing Operator. See “Appendix A - Third Amended and Restated Declaration of Trust and Trust Agreement” in the Prospectus.

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974

Campbell & Company anticipates that the underlying assets of the Trust may be considered for purposes of Title I of the Employee Retirement Income Security Act, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), to be assets of certain employee benefit plans and other Plans that purchase Units. Under such circumstances, the investments of the Trust and the activities of Campbell & Company will be subject to and, in certain cases, limited by, ERISA and the Code. Accordingly, all investors should carefully read “Investment by Employee Benefit Plans” in Part Two of the Prospectus.

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

Conflicts of Interest Exist in the Structure and Operation of the Trust

The Trust is subject to actual and potential conflicts of interest.  Investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.  Although Campbell & Company attempts to monitor these conflicts, it is extremely difficult, if not impossible, for Campbell & Company to ensure that these conflicts do not, in fact, result in adverse consequences to the Investors.

Campbell & Company has a conflict of interest because it acts as the Managing Operator and sole trading advisor for the Trust. Since Campbell & Company acts as both trading advisor and Managing Operator for the Trust, it is very unlikely that its advisory contract will be terminated by the Trust. The fees payable to Campbell & Company were established by it and were not, the subject of arm’s-length negotiation. Campbell & Company, as Managing Operator, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made. Campbell & Company has the authority to make such distributions at any time in fact, its sole discretion.

Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Trust, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.

The Value of the Units Will Be Adversely Affected If the Trust is Required to Make Indemnification Payments

Under the Trust’s constituent document and pursuant to the service contracts, Campbell & Company and the service providers have the right to be indemnified for any liability or expense they incur, assuming that they have satisfied their standard of care and have not materially breached the applicable agreement(s).  That means an indemnitee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it with respect to the Trust.  Any sale of that kind would reduce the value of the Units of the Trust.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2021, there were 1,798 Unitholders and 76,728.203 Units of Beneficial Interest outstanding in Series A, 122 Unitholders and 10,247.759 Units of Beneficial Interest outstanding in Series B, 84 Unitholders and 6,875.564 Units of Beneficial Interest outstanding in Series D, and 276 Unitholders and 9,386.736 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data.

Not Applicable.

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

As of December 31, 2021, the aggregate capitalization of the Trust was $297,382,219 with Series A, Series B, Series D and Series W comprising $222,737,822, $32,886,235, $8,222,341 and $33,535,821, respectively, of the total. The Net Asset Value per Unit was $2,902.95 for Series A, $3,209.12 for Series B, $1,195.88 for Series D and $3,572.68 for Series W.

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

Results of Operations

The returns for the years ended December 31, 2021, 2020 and 2019 for Series A were 12.52%, 0.46% and 7.75%, Series B were 13.09%, 0.97% and 8.29%, Series D were 12.83%, 1.73% and 7.79% and Series W were 14.80%, 2.50% and 9.93% respectively.

During the years ended December 31, 2021, 2020 and 2019, the Trust accrued management fees in the amounts of $5,813,446, $8,472,866, and $12,792,990, respectively, and paid management fees in the amounts of $5,795,404, $8,990,885, and $12,901,756, respectively. During the years ended December 31, 2021, 2020 and 2019, the Trust accrued sales commissions in the amounts of $5,162,106, $2,990,891, and $0, respectively, and paid sales commissions in the amounts of $5,159,066, $2,573,244, and $0, respectively. During the years ended December 31, 2021, 2020 and 2019, the Trust accrued performance fees in the amounts of $54,801, $0, and $21,165 respectively, and paid performance fees in the amounts of $54,801, $0, and $21,165.

2021 (For the Year Ended December 31)

Of the 12.52% return for the year ended December 31, 2021 for Series A, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (5.80)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 13.09% return for year ended December 31, 2021 for Series B, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (5.23)% due to brokerage fees, management fees, sales commissions and operating costs borne by Series B.

Of the 12.83% return for the year ended December 31, 2021 for Series D, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (5.49)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 14.80% return for the year ended December 31, 2021 for Series W, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (3.52)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the 17.93% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.59)%
Commodities	11.16
Foreign Exchange	8.25
Interest Rates	(9.78)
Equity Indices	8.89
17.93%

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

The Trust produced a gain during October with profits coming from commodity and stock index positions. Interest rate positions and foreign exchange holdings produced some partially offsetting losses while credit index trading contributed positive returns during the month. Commodity holdings produced the largest gains for the Trust during October. Long positioning on the petroleum complex provided the best sector gains. Rising demand for energy products amid falling stockpiles fueled strong gains for the complex with WTI crude rising to levels not seen since 2014. Long holdings on the industrial metal complex added to sector profits. Power shortages in production regions and supply woes sent the complex rocketing to all-time highs during the month. Global stock indexes also generated profits for the Trust. Long holdings in the United States and Europe produced the bulk of the monthly gains. Equity markets benefitted from a strong third quarter corporate earnings season. Inflationary pressures linked to supply-chain woes have not yet hit corporate earnings with many companies reporting high demand as the COVID-19 pandemic begins to recede. Foreign exchange trading produced small losses. The US dollar was mixed versus the other G10 currencies. A short position on the Japanese yen (vs long US dollar) proved profitable as the yen fell to its lowest level in about three years versus the greenback on interest rate differentials. A long position on the Canadian dollar (vs short US dollar) added to profits as the Canadian dollar appreciated amid strong energy prices and a hawkish shift from the Bank of Canada. Interest rate positions produced partially offsetting losses during October, with declines concentrated in short-dated instruments. Persistent, elevated inflation data and growing concerns over imminent monetary policy tightening pushed yields higher (prices lower) across most global yield curves. Long positioning on US Eurodollar and 2-year notes produced the largest losses as prices fell (yields rose) throughout the month. Credit offered gains to the Trust as the CDX and iTraxx indices experienced mixed performance.

The Trust produced a loss during November with losses coming from commodity, stock index, interest rate and credit index holdings, while foreign exchange positions produced partially offsetting gains. Commodity positions generated the largest losses during the month. The dominant losses were found in long positioning on the petroleum markets as the complex weakened amid demand concerns with the new Omicron strain sparking fears of renewed lockdowns and threatening the recovery outlook. Grain holdings produced additional losses for the Trust, driven by the soybean complex which weakened alongside other commodities as investors weighed the impact of the new coronavirus variant on global demand. A long cotton holding produced additional losses as cotton futures slid amid favorable US harvest conditions. Largely long positioning in global stock indices detracted from performance in November as markets sold-off sharply on Black Friday amid the potential threat of the new Covid-19 variant. Concerns about the efficacy of existing vaccines against the new coronavirus strain, as well as comments from Fed Chair Powell that it may be appropriate for the Fed to consider wrapping up its taper a few months sooner, pressured global stocks even lower into month-end. Interest rate positions added modest losses as rising Covid cases and the emergence of a new variant rattled markets, sparking flight to safety which pushed prices higher (yields lower). Mixed global positioning helped contain sector losses as gains made on German Bund holdings were offset by losses from UK Gilts and Canadian bonds. Credit trading was also unprofitable as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment. Foreign exchange trading produced offsetting gains for the Trust in November. The US dollar experienced a strong rally for most of the month but was stopped in its tracks when Omicron news hit the tapes on Thanksgiving. The greenback held on to its gains versus most of its trading peers on back of sticky US inflation and a faster normalization schedule from the Federal Reserve, benefiting the Trust’s long USD positions.

December brought a gain for the Trust with profits coming from stock index, commodity, and credit positions, while interest rate and foreign exchange holdings produced some partially offsetting losses. Largely long positioning in global stock indices produced gains for the Trust in December, with most major benchmarks logging gains for the month. The risk-on appetite returned into month-end as more studies showed Omicron causes mild illness in most cases. Strong 2022 margin outlooks and a still-accommodative monetary policy backdrop also supported prices, though concerns remain about lingering inflationary pressures. Commodity trading provided additional profits for the Trust during December. Long holdings on the energy complex generated the best commodity sub-sector returns as energy markets advanced with the Omicron Covid-19 variant appearing to be less severe than previous strains, easing demand concerns. Additional gains were produced from long corn and soy holdings. Grains rose during the months as prices were bolstered amid mounting concerns over the crop outlook in South America. In credit trading, short protection positions generated gains as US and European credit spreads tightened alongside stock indices and other risky assets. Interest rate positions produced some partially offsetting losses during the month with declines most pronounced in long-dated instruments. Long positioning in the German 10-year notes contributed the largest losses as prices fell (yields rose) on the potential that loose monetary policy will come to an end and the PEPP (Pandemic Emergency Purchase Programme) will stop in March. Foreign exchange trading contributed modest losses during December with the largest detraction coming from developed FX markets. While most of the G-10 currencies started the month trading lower versus the US dollar, they experienced a reversal to close out the year, rallying alongside the broader move in risk assets. The one exception was the low-yielding Japanese yen, which weakened on the month and provided some gains to the Trust.

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

An analysis of the 5.03% gross trading gains for the Trust for the year by sector is as follows:

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

 The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2021, 2020 and 2019 and the trading gains/losses by market category for the years then ended.

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	(0.59)%
Commodities	0.91%	11.16%
Foreign Exchange	0.90%	8.25%
Interest Rates	0.58%	(9.78)%
Stock Indices	0.92%	8.89%
Aggregate/Total	2.09%	17.93%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2021.

Of the 12.52% return for the year ended December 31, 2021 for Series A, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (5.80)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 13.09% return for year ended December 31, 2021 for Series B, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (5.23)% due to brokerage fees, management fees, sales commissions and operating costs borne by Series B.

Of the 12.83% return for the year ended December 31, 2021 for Series D, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (5.49)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 14.80% return for the year ended December 31, 2021 for Series W, approximately 17.93% was due to trading gains (before commissions) and approximately 0.39% due to investment income, offset by approximately (3.52)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs borne by Series W.

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.11%	0.08%
Commodities	0.71%	10.33%
Foreign Exchange	0.51%	4.31%
Interest Rates	0.87%	2.63%
Stock Indices	0.63%	(12.32)%
Aggregate/Total	1.43%	5.03%

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

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.51%	(8.12)%
Foreign Exchange	0.60%	(3.76)%
Interest Rates	0.61%	12.88%
Equity Indices	0.71%	9.7%
Aggregate/Total	1.19%	10.78

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2021 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2021.

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

During 2021, the Trust operated as normal during the coronavirus outbreak.  The Trust had access to and the ability to trade in approved markets.  There were no disruptions in the Trust’s accounting processes, transfer agent processes or cash processes, including the ability to pay redemptions and meet margin requirements.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 55 of this report.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Trust’s internal control over financial reporting was effective.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

Dr. Kevin D. Cole, born in 1972, joined Campbell & Company in October 2003, served as Chief Investment Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017, and assumed the combined role of Chief Executive Officer & Chief Investment Officer (CEO, CIO) in January of 2022. In his role as CEO, CIO, he is responsible for leading the firm’s overall strategic direction while also establishing and managing the firm’s investment research agenda. Dr. Cole has served on the Board of Directors and as an officer of Campbell & Company, LLC, the general partner of Campbell & Company, since January 2019. Since August 2018 Dr. Cole has served on the firm’s Executive Committee. Dr. Cole was appointed to the firm’s Investment Committee in January 2016. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017; Director, Investment Strategies from October 2013 to December 2015; Research Manager from October 2006 to September 2013; and Senior Researcher from October 2003 to September 2006. Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley. Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since its inception in January 1972.  Mr. Campbell currently serves as the Chairman of the Board of Directors of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Since August 2018 Mr. Campbell has served on the firm’s Executive Committee.  Mr. Campbell served as the President of Campbell & Company until January 1994, and was Chief Executive Officer until January 1998.  Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund Trust, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf.  Since then, he has applied various technical trading models to numerous discretionary futures trading accounts.  Mr. Campbell, as a sole proprietor, has been registered with the CFTC as a commodity pool operator from June 30, 1982 to May 14, 2020 and a NFA Associate Member from July 1, 1984 to May 14, 2020.  Mr. Campbell became listed as a principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and an Associated Person effective September 29, 1997 and October 29, 1997, respectively.  Mr. Campbell became listed as a principal of Campbell & Company Investment Adviser LLC effective July 9, 2008.  With respect to Mr. Campbell’s previously-referenced commodity pool operator registration, Mr. Campbell was listed as a Principal effective March 10, 1975 through May 14, 2020 and was registered as an Associated Person effective February 28, 2013 through May 14, 2020 and a Forex Associated Person effective  March 15, 2013 through July 7, 2019.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance.  Since December 2018, Mr. Lloyd has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight, including, between April 2007 and August 2018, overseeing Campbell & Company’s fund administration function. Since January 2019, Mr. Lloyd has served on the Board of Directors of Campbell & Company, LLC, the general partner of Campbell & Company.  Between August and December 2018, Mr. Lloyd served as Co-General Counsel of Campbell & Company, LP.  Mr. Lloyd served as the Secretary of Campbell & Company between October 2011 and August 2018.  Since August 2017, Mr. Lloyd has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and the Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, each an exempted limited partnership registered in the Cayman Islands.  Since November 2014, Mr. Lloyd has served as an officer of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Lloyd is a member of the Board of Directors of Campbell Core Offshore Limited and Campbell Advantage Offshore Limited, each an international business company incorporated in the Cayman Islands.  Mr. Lloyd served as the Secretary and Assistant Treasurer, between September 2005 and August 2018, and as the General Counsel, between September 2013 and August 2018, of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Mr. Lloyd served as a Director, Vice President, and Secretary of Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member, between October 2009 and August 2018.  Mr. Lloyd also served as Chief Compliance Officer of Campbell Financial Services, LLC between October 2009 and September 2013.  In November 2012 Mr. Lloyd was appointed as President of Campbell Financial Services, LLC and held the position until April 2014.  Mr. Lloyd was the General Counsel of Campbell Financial Services, LLC between April 2014 and August 2018. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc., a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of Deutsche Bank Securities Inc.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd has been listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC since January 2, 2019.  Mr. Lloyd was previously listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC from October 20, 2005 to August 1, 2018 and December 12, 2005 to August 15, 2018, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010. Mr. Lloyd was designated as a Branch Manager of Campbell & Company, LP from January 15, 2020 until December 28, 2020.

John R. Radle, born in 1967, joined Campbell & Company in June 2005, and in January 2022 was appointed Chief Operating Officer of both Campbell & Company, LP and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, LP, a registered commodity trading advisor and an SEC-registered investment adviser. In this capacity, Mr. Radle is responsible for overseeing the firm’s middle office, back office, and corporate finance functions. Mr. Radle was appointed to the Board of Directors and as an officer of Campbell & Company, LLC, the general partner of Campbell & Company, LP in January 2022. Mr. Radle has been a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010, Manager - Equity & Rule-Based Execution from December 2010 to October 2012, and Managing Director, Global Head of Trading from October 2012 to January 2022. In this capacity Mr. Radle provided oversight of all aspects of the firm’s trade activities and assessed trade algorithms. Mr. Radle holds a BBA in Finance from Texas Christian University. He also holds an MBA from Johns Hopkins University. Mr. Radle was listed as a principal of Campbell & Company, LP and Campbell & Company Investment Adviser LLC from June 2013 to September 2018. Mr. Radle became listed as a principal of Campbell & Company, LP and Campbell & Company Investment Adviser, LLC in January 2022. Mr. Radle became registered as a NFA Associate Member and an Associated Person of Campbell & Company, LP effective November 5, 2007 and November 15, 2007, respectively.

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

Code of Ethics

Campbell & Company has adopted a code of ethics for its Chief Executive Officer, Chief Operating Officer, Accounting Managers, and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2021, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2021, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2021 and 2020 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2021 and 2020 were $229,125 and $229,125, respectively.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 55 thereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document
3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2021 and 2020, (ii) Statements of Financial Condition as of December 31, 2021 and 2020, (iii) Statements of Operations For the Years Ended December 31, 2021, 2020 and 2019, (iv) Statements of Cash Flows For the Years Ended December 31, 2021, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2021, 2020 and 2019, (vi) Financial Highlights For the Years Ended December 31, 2021, 2020 and 2019, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2021 and 2020, (ii) Statements of Financial Condition as of December 31, 2021 and 2020, (iii) Statements of Operations For the Years Ended December 31, 2021, 2020 and 2019, (iv) Statements of Cash Flows For the Years Ended December 31, 2021, 2020 and 2019, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2021, 2020 and 2019, (vi) Financial Highlights For the Years Ended December 31, 2021, 2020 and 2019, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2022.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 25, 2022.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer & Chief Investment Officer
Kevin D. Cole

/s/ Thomas P. Lloyd	General Counsel & Chief Compliance Officer
Thomas P. Lloyd

/s/ John R Radle	Chief Operating Officer
John R. Radle

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2021

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, cash flows, changes in unitholders’ capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 25, 2022

We have served as the Trust’s auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$13,032,001	4.38%
	Equipment Loans	1,314,876	0.44%
	Total Asset Backed Securities (cost $14,377,009)	14,346,877	4.82%

	Bank Deposits
	United States
	Financials (cost $1,750,000)	1,749,055	0.59%

	Commercial Paper
	United Kingdom
	Financials (cost $1,664,351)	1,664,326	0.56%
	United States
	Communications	3,904,457	1.31%
	Consumer Discretionary	7,014,034	2.36%
	Financials	22,969,552	7.72%
	Industrials	3,989,738	1.34%
	Materials	4,499,654	1.51%
	Real Estate	18,286,034	6.15%
	Technology	2,464,769	0.83%
	Utilities	17,623,039	5.93%
	Total United States (cost $80,761,680)	80,751,277	27.15%
	Total Commercial Paper (cost $82,426,031)	82,415,603	27.71%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,598,062	1.21%
	Canada
	Energy	1,408,341	0.47%
	Financials	10,355,575	3.48%
	Total Canada (cost $11,778,745)	11,763,916	3.95%
	Germany
	Consumer Discretionary (cost $2,760,000)	2,763,989	0.93%
	Japan
	Financials (cost $2,435,486)	2,435,503	0.82%
	Switzerland
	Financials (cost $3,899,594)	3,902,371	1.31%
	United Kingdom
	Financials	604,915	0.20%
	Health Care	1,330,920	0.45%
	Total United Kingdom (cost $1,937,907)	$1,935,835	0.65%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$4,752,690	1.60%
	Consumer Staples	2,744,448	0.92%
	Energy	4,874,684	1.64%
	Financials	9,708,375	3.26%
	Health Care	3,960,029	1.33%
	Industrials	4,590,168	1.54%
	Materials	1,043,902	0.35%
	Real Estate	1,573,554	0.53%
	Technology	3,690,160	1.24%
	Utilities	2,547,665	0.86%
	Total United States (cost $39,522,537)	39,485,675	13.27%
	Total Corporate Bonds (cost $65,919,269)	65,885,351	22.14%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,660,000	U.S. Treasury Bills Due 01/20/2022 (1)	5,659,966	1.90%
$3,100,000	U.S. Treasury Bills Due 03/17/2022 (1)	3,099,653	1.04%
$24,500,000	U.S. Treasury Bills Due 05/12/2022 (1)	24,492,086	8.24%
	Total Government And Agency Obligations (cost $33,254,967)	33,251,705	11.18%

	Total Fixed Income Securities (cost $197,727,276) (2)	$197,648,591	66.44%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $33,251,705 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $16,805,816)	$16,805,816	5.65%
Total Short Term Investments (cost $16,805,816)	$16,805,816	5.65%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(119,097)	(0.04)%
Energy	564,654	0.19%
Metals	5,925,856	1.99%
Stock indices	1,630,380	0.55%
Short-term interest rates	(396,557)	(0.13)%
Long-term interest rates	(2,270,766)	(0.76)%
Net unrealized gain (loss) on long futures contracts	5,334,470	1.80%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	847,345	0.28%
Energy	(502,467)	(0.17)%
Metals	(6,686,832)	(2.25)%
Stock indices	(58,118)	(0.02)%
Short-term interest rates	363,140	0.12%
Long-term interest rates	1,295,615	0.44%
Net unrealized gain (loss) on short futures contracts	(4,741,317)	(1.60)%
Net unrealized gain (loss) on open futures contracts	$593,153	0.20%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$8,600,251	2.89%
Various short forward currency contracts	(10,378,226)	(3.49)%
Net unrealized gain (loss) on open forward currency contracts	$(1,777,975)	(0.60)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $3,180,504) (3)	$3,214,681	1.08%

(3)
Includes $3,195,050 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2020

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $15,831,488)	$15,831,488	5.66%
Total Short Term Investments (cost $15,831,488)	$15,831,488	5.66%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$2,923,345	1.05%
Energy	478,661	0.17%
Metals	4,159,062	1.49%
Stock indices	1,949,033	0.69%
Short-term interest rates	337,344	0.12%
Long-term interest rates	1,985,635	0.71%
Net unrealized gain (loss) on long futures contracts	11,833,080	4.23%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(266,908)	(0.10)%
Energy	128,596	0.05%
Metals	(1,857,847)	(0.66)%
Stock indices	18,349	0.01%
Short-term interest rates	68,223	0.02%
Long-term interest rates	(222,174)	(0.08)%
Net unrealized gain (loss) on short futures contracts	(2,131,761)	(0.76)%
Net unrealized gain (loss) on open futures contracts	$9,701,319	3.47%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	10,221,810	3.66%
Various short forward currency contracts	(7,895,091)	(2.82)%
Net unrealized gain (loss) on open forward currency contracts	2,326,719	0.84%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,697,355) (3)	$2,611,165	0.93%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $229,351) (4)	$809,670	0.29%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS
Equity in futures brokers trading accounts
Cash	$33,259,944	$18,771,895
Restricted cash	2,296,459	0
Fixed income securities (cost $33,254,967 and $44,873,315, respectively)	33,251,705	44,874,023
Net unrealized gain (loss) on open futures contracts	593,153	9,701,319
Total equity in futures brokers trading accounts	69,401,261	73,347,237

Cash and cash equivalents	2,650,894	2,026,150
Cash at interbank market maker	11,026,620	13,343,832
Restricted cash at interbank market maker	26,299,559	19,627,499
Short term investments (cost $16,805,816 and $15,831,488, respectively)	16,805,816	15,831,488
Cash at swaps broker	9,578,262	6,495,743
Restricted cash at swaps broker	988,951	8,338,403
Fixed income securities (cost $164,472,309 and $145,409,347, respectively)	164,396,886	145,766,071
Credit default index swaps	19,631	7,956
Due from swaps broker	60,858	45,134
Net unrealized gain on open forward currency contracts	0	2,326,719
Interest receivable	160,341	197,660
Subscriptions receivable	0	500,000
Total assets	$301,389,079	$287,853,892

LIABILITIES
Accounts payable	$164,328	$178,723
Management fee payable	495,742	477,700
Net unrealized loss on open forward currency contracts	1,777,975	0
Interest rate swaps	0	148,943
Accrued commissions and other trading fees on open contracts	38,562	56,032
Offering costs payable	110,066	105,926
Sales commission payable	420,687	417,647
Redemptions payable	999,500	6,903,229
Total liabilities	4,006,860	8,288,200

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 76,728.203 and 83,925.461 units outstanding at December 31, 2021 and December 31, 2020	222,737,822	216,523,843
Series B Units – Redeemable
Other Unitholders - 10,247.759 and 11,380.986 units outstanding at December 31, 2021 and December 31, 2020	32,886,235	32,296,756
Series D Units – Redeemable
Other Unitholders - 6,875.564 and 4,757.939 units outstanding at December 31, 2021 and December 31, 2020	8,222,341	5,043,054
Series W Units – Redeemable
Other Unitholders - 9,386.736 and 8,258.693 units outstanding at December 31, 2021 and December 31, 2020	33,535,821	25,702,039
Total unitholders’ capital (Net Asset Value)	297,382,219	279,565,692
Total liabilities and unitholders’ capital (Net Asset Value)	$301,389,079	$287,853,892

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$35,560,622	$(17,868,713)	$59,284,141
Change in unrealized	(9,108,166)	17,841,256	(13,825,128)
Brokerage commissions	(2,195,564)	(2,279,106)	(2,033,950)
Net gain (loss) from futures trading	24,256,892	(2,306,563)	43,425,063

Forward currency trading gains (losses)
Realized	26,828,250	8,601,490	98,082
Change in unrealized	(4,104,694)	4,990,396	(11,031,063)
Brokerage commissions	(327,260)	(191,737)	(264,320)
Net gain (loss) from forward currency trading	22,396,296	13,400,149	(11,197,301)

Swap trading gains (losses)
Realized	1,344,538	(722,569)	0
Change in unrealized	(1,459,952)	1,494,129	0
Net gain (loss) from swap trading	(115,414)	771,560	0
Total net trading gain (loss)	46,537,774	11,865,146	32,227,762

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	759,462	3,088,249	7,783,398
Realized gain (loss) on fixed income securities	(107,345)	53,315	17,516
Change in unrealized gain (loss) on fixed income securities	(436,117)	98,479	698,278
Total investment income (loss)	216,000	3,240,043	8,499,192

Expenses
Management fee	5,813,446	8,472,866	12,792,990
Performance fee	54,801	0	21,165
Operating expenses	827,947	865,291	1,045,001
Sales commission	5,162,106	2,990,891	0
Total expenses	11,858,300	12,329,048	13,859,156
Net investment income (loss)	(11,642,300)	(9,089,005)	(5,359,964)
NET INCOME (LOSS)	$34,895,474	$2,776,141	$26,867,798

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the year)
Series A	$335.69	$20.10	$206.88
Series B	$377.58	$16.90	$229.60
Series D	$133.84	$16.02	$7.56
Series W	$462.17	$77.63	$296.97

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$323.00	$11.94	$184.67
Series B	$371.33	$27.27	$215.16
Series D	$135.96	$18.05	$75.33
Series W	$460.56	$75.92	$274.29

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	78,287.000	91,231.644	101,873.281
Series B	10,810.165	12,412.838	13,936.620
Series D	5,079.642	4,347.817	1,923.132
Series W	8,338.105	8,541.151	8,679.578

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
Cash flows from (for) operating activities
Net income (loss)	$34,895,474	$2,776,141	$26,867,798
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	15,108,929	(24,424,260)	24,157,913
(Increase) decrease in interest receivable	37,319	438,293	229,961
(Increase) decrease in due from swaps broker	(15,724)	(45,134)	0
Increase (decrease) in accounts payable and accrued expenses	(10,783)	(377,358)	21,513
Net purchases from swap broker	(1,620,569)	912,546	0
Purchases of investments	(2,759,726,909)	(2,493,212,413)	(3,432,774,078)
Sales/maturities of investments	2,751,307,966	2,545,114,712	3,439,092,248
Net cash from (for) operating activities	39,975,703	31,182,527	57,595,355

Cash flows from (for) financing activities
Addition of units	18,704,677	9,681,771	17,036,486
Redemption of units	(39,903,054)	(37,108,487)	(74,709,778)
Offering costs paid	(1,280,159)	(1,338,999)	(1,481,881)
Net cash from (for) financing activities	(22,478,536)	(28,765,715)	(59,155,173)

Net increase (decrease) in cash, cash equivalents and restricted cash	17,497,167	2,416,812	(1,559,818)

Cash, cash equivalents and restricted cash at beginning of year	68,603,522	66,186,710	67,746,528
Cash, cash equivalents and restricted cash at end of year	$86,100,689	$68,603,522	$66,186,710

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2021	2020	2019
Cash, cash equivalents and restricted cash at end of year consist of:
Equity in futures brokers trading accounts:
Cash	$33,259,944	$18,771,895	$15,751,729
Restricted cash	2,296,459	0	4,648,990
Cash and cash equivalents	2,650,894	2,026,150	1,136,488
Cash at interbank market maker	11,026,620	13,343,832	14,834,264
Restricted cash at interbank market maker	26,299,559	19,627,499	29,815,239
Cash at swaps broker	9,578,262	6,495,743	0
Restricted cash at swaps broker	988,951	8,338,403	0
Total cash, cash equivalents and restricted cash at end of year	$86,100,689	$68,603,522	$66,186,710

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2018	111,488.756	$265,715,642	15,779.825	$40,954,227
Net income (loss)		21,075,846		3,199,864
Additions	5,196.680	13,815,772	29.109	78,844
Redemptions	(21,680.398)	(55,305,132)	(2,803.585)	(7,681,281)
Offering costs		(1,327,847)		0
Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654

Net income (loss)		1,833,660		209,773
Additions	1,637.034	4,286,188	15.956	43,330
Redemptions	(12,716.611)	(32,394,079)	(1,640.319)	(4,508,001)
Offering costs		(1,176,207)		0
Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756

Net income (loss)		26,280,321		4,081,664
Additions	3,009.738	8,654,342	26.358	82,258
Redemptions	(10,206.996)	(27,610,361)	(1,159.585)	(3,574,443)
Offering costs		(1,110,323)		0
Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235

Net Asset Value per Other Unitholders’ Unit - Series A
December 31, 2021	December 31, 2020	December 31, 2019
$2,902.95	$2,579.95	$2,568.01

Net Asset Value per Other Unitholders’ Unit - Series B
December 31, 2021	December 31, 2020	December 31, 2019
$3,209.12	$2,837.78	$2,810.51

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2018	1,569.589	$1,517,078	9,306.953	$25,704,987	$333,891,934
Net income (loss)		14,533		2,577,555	26,867,798
Additions	1,848.016	2,039,148	353.915	1,102,722	17,036,486
Redemptions	(51.255)	(53,221)	(1,270.979)	(3,779,538)	(66,819,172)
Offering costs		(10,238)		(132,340)	(1,470,425)
Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621

Net income (loss)		69,662		663,046	2,776,141
Additions	1,980.394	2,100,222	1,200.819	3,752,031	10,181,771
Redemptions	(588.805)	(611,407)	(1,332.015)	(4,055,298)	(41,568,785)
Offering costs		(22,723)		(131,126)	(1,330,056)
Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692

Net income (loss)		679,838		3,853,651	34,895,474
Additions	2,504.957	2,964,198	1,836.092	6,503,879	18,204,677
Redemptions	(387.332)	(435,037)	(708.049)	(2,379,484)	(33,999,325)
Offering costs		(29,712)		(144,264)	(1,284,299)
Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219

Net Asset Value per Other Unitholders’ Unit - Series D
December 31, 2021	December 31, 2020	December 31, 2019
$1,195.88	$1,059.92	$1,041.87

Net Asset Value per Other Unitholders’ Unit - Series W
December 31, 2021	December 31, 2020	December 31, 2019
$3,572.68	$3,112.12	$3,036.20

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series A
	2021	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,579.95	$2,568.01	$2,383.34

Income (loss) from operations:
Total net trading gains (losses) (1)	456.59	107.57	243.73
Net investment income (loss) (1)	(119.41)	(82.74)	(46.03)
Total net income (loss) from operations	337.18	24.83	197.70
Offering costs (1)	(14.18)	(12.89)	(13.03)
Net asset value per unit at end of year	$2,902.95	$2,579.95	$2,568.01
Total Return	12.52%	0.46%	7.75%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.34%	4.32%	4.38%
Performance fee	0.00% %	0.00% %	0.00% %
Total expenses	4.34%	4.32%	4.38%
Net investment income (loss) (2)	(4.26)%	(3.23)%	(1.79)%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit is calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the year. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
2019
The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series B
	2021	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,837.78	$2,810.51	$2,595.35

Income (loss) from operations:
Total net trading gains (losses) (1)	503.00	117.89	265.18
Net investment income (loss) (1)	(131.66)	(90.62)	(50.02)
Total net income (loss) from operations	371.34	27.27	215.16
Net asset value per unit at end of year	$3,209.12	$2,837.78	$2,810.51
Total Return	13.09%	0.97%	8.29%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.34%	4.32%	4.38%
Performance fee	0.00% %	0.00% %	0.00% %
Total expenses	4.34%	4.32%	4.38%
Net investment income (loss) (2)	(4.27)%	(3.23)%	(1.79)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series D
	2021	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,059.92	$1,041.87	$966.54

Income (loss) from operations:
Total net trading gains (losses) (1)	187.36	44.65	98.30
Net investment income (loss) (1)	(45.55)	(21.37)	(17.65)
Total net income (loss) from operations	141.81	23.28	80.65
Offering costs (1)	(5.85)	(5.23)	(5.32)
Net asset value per unit at end of year	$1,195.88	$1,059.92	$1,041.87
Total Return	12.83%	1.73%	7.79%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	3.00%	3.02%	2.93%
Performance fee	0.91%	0.00%	0.99%
Total expenses	3.91%	3.02%	3.92%
Net investment income (loss) (2)	(2.94)%	(2.03)%	(0.60)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2021, 2020 and 2019. This information has been derived from information presented in the financial statements.

	Series W
	2021	2020	2019
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,112.12	$3,036.20	$2,761.91

Income (loss) from operations:
Total net trading gains (losses) (1)	554.52	129.07	282.59
Net investment income (loss) (1)	(76.66)	(37.80)	6.95
Total net income (loss) from operations	477.86	91.27	289.54
Offering costs (1)	(17.30)	(15.35)	(15.25)
Net asset value per unit at end of year	$3,572.68	$3,112.12	$3,036.20
Total Return	14.80%	2.50%	9.93%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.29%	2.30%	2.34%
Performance fee	0.00%	0.00%	0.00%
Total expenses	2.29%	2.30%	2.34%
Net investment income (loss) (2)	(2.22)%	(1.24)%	0.23%

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
DECEMBER 31, 2021

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2021 and December 31, 2020, the Trust did not have any Level 3 assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020.

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,805,816	$0	$0	$16,805,816
Fixed income securities	0	197,648,591	0	197,648,591

Other Financial Instruments
Exchange-traded futures contracts	593,153	0	0	593,153
Forward currency contracts	0	(1,777,975)	0	(1,777,975)
Credit default index swap contracts	0	3,214,681	0	3,214,681
Total	$17,398,969	$199,085,297	$0	$216,484,266

	Fair Value at December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$15,831,488	$0	$0	$15,831,488
Fixed income securities	0	190,640,094	0	190,640,094

Other Financial Instruments
Exchange-traded futures contracts	9,701,319	0	0	9,701,319
Forward currency contracts	0	2,326,719	0	2,326,719
Credit default index swap contracts	0	2,611,165	0	2,611,165
Interest rate swap contracts	0	809,670	0	809,670
Total	$25,532,807	$196,387,648	$0	$221,920,455

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2018 through 2021 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

G. Offering Costs

Campbell & Company, LP (“Campbell & Company”) has incurred all costs in connection with the initial and continuous offering of units of the Trust (“offering costs”). Series A units, Series D units and Series W units will each bear the offering costs incurred in relation to the offering of Series A units, Series D units and Series W units, respectively. Offering costs are charged to Series A, Series D and Series W at a monthly rate of 1/12 of 0.5%% (0.5% annualized) of each Series’ month-end net asset value (as defined in the Declaration of Trust and Trust Agreement) until such amounts are fully reimbursed. Such amounts are charged directly to unitholders’ capital. Series A, Series D and Series W are only liable for payment of offering costs on a monthly basis. The offering costs allocable to the Series B units are borne by Campbell & Company.

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2021 and December 31, 2020, the amount of unreimbursed offering costs incurred by Campbell & Company is $270,988 and $258,084 for Series A units, $106,480 and $94,736 for Series D units and $285,076 and $258,866 for Series W units, respectively.

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

Effective June 1, 2020, Series A units, Series B units, Series D units and Series W units pay the managing operator a monthly management fee equal to 1/12 of 2%% (2% annually) of the Net Assets (as defined) of Series A units, Series B units, Series D units and Series W units as of the end of each month.

Prior to June 1, 2020, Series A units and Series B units paid the managing operator a monthly management fee equal to 1/12 of 4%% (4% annually of which half, or 2%, was used to compensate selling agents for ongoing services) of the Net Assets (as defined) of Series A units and Series B units, respectively, as of the end of each month. Series D units paid the managing operator a monthly management fee equal to 1/12 of 2.75%% (2.75% annually of which 0.75% was used to compensate selling agents) of the Net Assets (as defined) of Series D units as of the end of each month. Series W units paid the managing operator a monthly management fee equal to 1/12 of 2%% (2% annually) of the Net Assets (as defined) of Series W units as of the end of each month.

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

For Series A, there is an upfront sales commission paid by the managing operator of 2% of the subscription amount of each subscription for units. For up to twelve months after the sale of units, the managing operator will receive from the Trust a monthly reimbursement of 1/12 of 2%% (2% annually) of the current net asset value of the units the selling agent has sold and which are outstanding at the end of such month. In the event that the units are redeemed before the twelfth month, the managing operator will receive the redemption fee the Trust deducts from the redemption proceeds. In addition, commencing thirteen months after the sale of units and in return for providing ongoing services to the unitholder, the Trust will pay the selling agent (or its assignees) a monthly trail commission of 1/12 of 2%% (2% annually) of the current net asset value of the units it has sold and which are outstanding at the end of such month in respect of which the selling agent provides ongoing services.

Series B and Series D units pay a monthly trail commission of 1/12 of 2%% (2% annually) and 1/12 of 0.75%% (0.75% annually), respectively, of the current net asset value of the units the selling agent has sold and which are outstanding at the end of such month in respect of which the selling agent provides ongoing services. Such ongoing compensation shall commence the first full month after the sale of the units.

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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2021. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month- end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2021 and 2020, Campbell & Company received redemption fees of $787 and $708, respectively.

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at December 31, 2021 and December 31, 2020. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At December 31, 2021 and December 31, 2020, the carrying value of such credit derivative contracts sold was $3,214,681 and $2,611,165, respectively.

	December 31, 2021	December 31, 2020
	Maturity Date:	Maturity Date:
Credit Default Index Swaps	December 2026	December 2025
Investment grade	$42,813,968	$39,578,996
Non-investment grade	37,631,729	33,585,353
Total	$80,445,697	$73,164,349

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

The following tables summarize quantitative information required by ASC 815. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2021 and 2020 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2021 Fair Value	Liability Derivatives at December 31, 2021 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,487,590	$(759,342)	$728,248
Energy Contracts	Net unrealized gain (loss) on open futures contracts	838,852	(776,665)	62,187
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,130,256	(6,891,232)	(760,976)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,956,889	(384,627)	1,572,262
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	391,795	(425,212)	(33,417)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,998,845	(2,973,996)	(975,151)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	15,205,088	(16,983,063)	(1,777,975)
Credit Default Index Swap Contracts**	Credit default index swaps	3,700,832	(486,151)	3,214,681
Totals		$31,710,147	$(29,680,288)	$2,029,859

*	Derivatives not designated as hedging instruments under ASC 815

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

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2021, 2020 and 2019 is as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2021	Trading Gains (Losses) for the Year Ended December 31, 2020	Trading Gains (Losses) for the Year Ended December 31, 2019
Agriculture Contracts	$11,225,479	$5,001,763	$(7,126,680)
Energy Contracts	18,460,897	3,255,246	(12,721,868)
Metal Contracts	912,723	22,732,350	(7,521,499)
Stock Indices Contracts	24,373,954	(42,680,781)	31,676,122
Short-Term Interest Rate Contracts	(8,846,023)	16,294,270	10,229,458
Long-Term Interest Rate Contracts	(19,674,575)	(4,630,305)	30,923,480
Forward Currency Contracts	22,723,556	13,591,886	(10,932,981)
Credit default index swap contracts	1,122,174	1,726,704	0
Interest rate swap contracts	(1,237,587)	(955,144)	0
Total	$49,060,598	$14,335,989	$34,526,032

Line Item in the Statements of Operations	Trading Gains (Losses) for the Year Ended December 31, 2021	Trading Gains (Losses) for the Year Ended December 31, 2020	Trading Gains (Losses) for the Year Ended December 31, 2019
Futures trading gains (losses):
Realized***	$35,560,622	$(17,868,713)	$59,284,141
Change in unrealized	(9,108,166)	17,841,256	(13,825,128)
Forward currency trading gains (losses):
Realized***	26,828,250	8,601,490	98,082
Change in unrealized	(4,104,694)	4,990,396	(11,031,063)
Swap trading gains (losses):
Realized***	1,344,538	(722,569)	0
Change in unrealized	(1,459,952)	1,494,129	0
Total	$49,060,598	$14,335,989	$34,526,032

***
For the years ended December 31, 2021, 2020 and 2019, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $225,042, $270,297 and $208,630, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $2,727,387, $(512,480) and $1,391,620, respectively.

For the years ended December 31, 2021, 2020 and 2019, the monthly average of futures contracts bought and sold was approximately 53,100, 53,700 and 47,500, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $5,576,000,000, $2,872,180,000 and $0, respectively; and the monthly average of notional value of forward currency contracts was $3,155,800,000, $2,190,500,000 and $3,184,100,000, respectively.

Open contracts generally mature within three months; as of December 31, 2021, the latest maturity date for open futures contracts is March 2023 and the latest maturity date for open forward currency contracts is March 2022. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2026.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2021 and 2020 was $33,251,705 and $44,874,023, respectively, which equals approximately 11% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at December 31, 2021 and 2020 was restricted cash for margin requirements of $29,584,969 and $27,965,902, respectively, which equals approximately 10% and 10% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,465,894	$(6,446,733)	$19,161
Futures contracts	Goldman, Sachs & Co.	6,338,333	(5,764,341)	573,992
Forward currency contracts	NatWest Markets Plc	15,205,088	(15,205,088)	0
Centrally cleared swap contracts*	Centrally Cleared	3,700,832	(486,151)	3,214,681
Total derivatives		$31,710,147	$(27,902,313)	$3,807,834

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2021
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$19,161	$0	$0	$19,161
Goldman, Sachs & Co.	573,992	0	0	573,992
NatWest Markets Plc	0	0	0	0
Centrally Cleared	3,214,681	0	0	3,214,681
Total	$3,807,834	$0	$0	$3,807,834

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,446,733	$(6,446,733)	$0
Futures contracts	Goldman, Sachs & Co.	5,764,341	(5,764,341)	0
Forward currency contracts	NatWest Markets Plc	16,983,063	(15,205,088)	1,777,975
Centrally cleared swap contracts	Centrally Cleared	486,151	(486,151)	0
Total derivatives		$29,680,288	$(27,902,313)	$1,777,975

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	1,777,975	0	(1,777,975)	0
Centrally Cleared	0	0	0	0
Total	$1,777,975	$0	$(1,777,975)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2020
		Gross Amounts of	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Gain Presented in the Statements of
Type of Instrument	Counterparty	Recognized Assets	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$7,300,844	$(2,648,871)	$4,651,973
Futures contracts	Goldman, Sachs & Co.	7,296,471	(2,247,125)	5,049,346
Forward currency contracts	NatWest Markets Plc	12,145,055	(9,818,336)	2,326,719
Centrally cleared swap contracts*	Centrally Cleared	4,087,615	(666,780)	3,420,835
Total derivatives		$30,829,985	$(15,381,112)	$15,448,873

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2020
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the
	Presented in the	Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$4,651,973	$0	$0	$4,651,973
Goldman, Sachs & Co.	5,049,346	0	0	5,049,346
NatWest Markets Plc	2,326,719	0	0	2,326,719
Centrally Cleared	3,420,835	0	0	3,420,835
Total	$15,448,873	$0	$0	$15,448,873

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2020
		Gross Amounts of Recognized	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Loss Presented in the Statements of
Type of Instrument	Counterparty	Liabilities	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$2,648,871	$(2,648,871)	$0
Futures contracts	Goldman, Sachs & Co.	2,247,125	(2,247,125)	0
Forward currency contracts	NatWest Markets Plc	9,818,336	(9,818,336)	0
Centrally cleared swap contracts	Centrally Cleared	666,780	(666,780)	0
Total derivatives		$15,381,112	$(15,381,112)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2020
	Net Amounts of Unrealized Loss	Gross Amounts Not Offset in the
	Presented in the	Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co. LLC	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

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