Form 10-Q
period 2022-03-31
CAMPBELL FUND TRUST
filed 2022-05-16
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

The Registrant has no voting stock. As of March 31, 2022, there were 79,898.568 Series A Units, 10,228.466 Series B Units, 9,119.672 Series D Units, and 10,272.713 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$15,776,934	4.21%
	Equipment Loans	1,089,741	0.29%
	Total Asset Backed Securities (cost $16,975,180)	16,866,675	4.50%

	Bank Deposits
	Singapore
	Financials (cost $1,815,000)	1,814,348	0.48%
	United States
	Financials (cost $1,750,000)	1,747,916	0.47%
	Total Bank Deposits (cost $3,565,000)	3,562,264	0.95%

	Commercial Paper
	Canada
	Financials (cost $1,349,332)	1,349,464	0.36%
	Switzerland
	Financials (cost $2,035,181)	2,035,830	0.54%
	United Kingdom
	Financials (cost $479,937)	479,899	0.13%
	United States
	Communications	10,044,126	2.68%
	Consumer Staples	2,208,708	0.59%
	Energy	2,074,822	0.55%
	Financials	53,125,043	14.17%
	Real Estate	12,869,989	3.43%
	Technology	5,001,383	1.33%
	Utilities	28,639,760	7.64%
	Total United States (cost $113,981,955)	113,963,831	30.39%
	Total Commercial Paper (cost $117,846,405)	117,829,024	31.42%

	Corporate Bonds
	Australia
	Financials (cost $3,585,000)	3,589,712	0.96%
	Canada
	Energy	1,356,689	0.36%
	Financials	12,486,025	3.33%
	Total Canada (cost $13,970,646)	13,842,714	3.69%
	Germany
	Consumer Discretionary	3,666,603	0.98%
	Industrials	1,815,000	0.48%
	Total Germany (cost $5,480,000)	5,481,603	1.46%
	Japan
	Financials (cost $774,879)	773,268	0.21%
	Switzerland
	Financials (cost $2,069,754)	2,055,282	0.55%
	United Kingdom
	Financials	1,430,956	0.38%
	Health Care	1,321,887	0.35%
	Total United Kingdom (cost $2,771,069)	$2,752,843	0.73%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$5,210,648	1.39%
	Consumer Staples	1,512,865	0.40%
	Energy	5,892,324	1.57%
	Financials	9,001,224	2.40%
	Health Care	3,991,864	1.06%
	Industrials	5,104,630	1.36%
	Materials	1,020,486	0.27%
	Real Estate	1,575,129	0.42%
	Technology	4,021,806	1.07%
	Utilities	4,379,563	1.17%
	Total United States (cost $42,039,315)	41,710,539	11.11%
	Total Corporate Bonds (cost $70,690,663)	70,205,961	18.71%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,660,000	U.S. Treasury Bills Due 04/14/2022 (1)	5,659,660	1.51%
$24,500,000	U.S. Treasury Bills Due 05/12/2022 (1)	24,494,414	6.53%
$3,100,000	U.S. Treasury Bills Due 06/16/2022 (1)	3,097,294	0.83%
	Total Government And Agency Obligations (cost $33,255,529)	33,251,368	8.87%
	Total Fixed Income Securities (cost $242,332,777) (2)	$241,715,292	64.45%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $33,251,368 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2022 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $30,136,605)	$30,136,605	8.04%
Total Short Term Investments (cost $30,136,605)	$30,136,605	8.04%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$1,441,043	0.38%
Energy	(1,956,434)	(0.52)%
Metals	15,016,434	4.00%
Stock indices	1,194,756	0.32%
Short-term interest rates	5,886	0.00%
Long-term interest rates	(2,544,694)	(0.68)%
Net unrealized gain (loss) on long futures contracts	13,156,991	3.50%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(272,255)	(0.07)%
Energy	(29,160)	(0.01)%
Metals	(10,715,389)	(2.86)%
Stock indices	(360,796)	(0.10)%
Short-term interest rates	2,241,167	0.60%
Long-term interest rates	3,135,519	0.84%
Net unrealized gain (loss) on short futures contracts	(6,000,914)	(1.60)%
Net unrealized gain (loss) on open futures contracts	$7,156,077	1.90%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$12,598,173	3.36%
Various short forward currency contracts	(4,256,898)	(1.14)%
Net unrealized gain (loss) on open forward currency contracts	$8,341,275	2.22%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $1,185,843)	$1,349,507	0.36%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Receive fixed (net cost $1,176,856) (4)	$2,170,352	0.58%

(3)
Includes $1,370,643 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $2,413,759 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2021

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $16,805,816)	$16,805,816	5.65%
Total Short Term Investments (cost $16,805,816)	$16,805,816	5.65%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(119,097)	(0.04)%
Energy	564,654	0.19%
Metals	5,925,856	1.99%
Stock indices	1,630,380	0.55%
Short-term interest rates	(396,557)	(0.13)%
Long-term interest rates	(2,270,766)	(0.76)%
Net unrealized gain (loss) on long futures contracts	5,334,470	1.80%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	847,345	0.28%
Energy	(502,467)	(0.17)%
Metals	(6,686,832)	(2.25)%
Stock indices	(58,118)	(0.02)%
Short-term interest rates	363,140	0.12%
Long-term interest rates	1,295,615	0.44%
Net unrealized gain (loss) on short futures contracts	(4,741,317)	(1.60)%
Net unrealized gain (loss) on open futures contracts	$593,153	0.20%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$8,600,251	2.89%
Various short forward currency contracts	(10,378,226)	(3.49)%
Net unrealized gain (loss) on open forward currency contracts	$(1,777,975)	(0.60)%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $3,180,504) (3)	$3,214,681	1.08%	%

(3)
Includes $3,195,050 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2022 AND DECEMBER 31, 2021 (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Equity in futures brokers trading accounts
Cash	$40,755,754	$33,259,944
Restricted cash	1,997,417	2,296,459
Fixed income securities (cost $33,255,529 and $33,254,967, respectively)	33,251,368	33,251,705
Net unrealized gain (loss) on open futures contracts	7,156,077	593,153
Total equity in futures brokers trading accounts	83,160,616	69,401,261

Cash and cash equivalents	8,754,505	2,650,894
Cash at interbank market maker	4,432,287	11,026,620
Restricted cash at interbank market maker	24,284,646	26,299,559
Short term investments (cost $30,136,605 and $16,805,816, respectively)	30,136,605	16,805,816
Cash at swaps broker	9,162,730	9,578,262
Restricted cash at swaps broker	2,164,295	988,951
Fixed income securities (cost $209,077,248 and $164,472,309, respectively)	208,463,924	164,396,886
Credit default index swaps	0	19,631
Due from swaps broker	35,999	60,858
Net unrealized gain on open forward currency contracts	8,341,275	0
Interest receivable	182,534	160,341
Total assets	$379,119,416	$301,389,079

LIABILITIES
Accounts payable	$245,236	$164,328
Management fee payable	614,921	495,742
Net unrealized loss on open forward currency contracts	0	1,777,975
Credit default index swaps	21,136	0
Interest rate swaps	243,407	0
Accrued commissions and other trading fees on open contracts	45,975	38,562
Offering costs payable	137,181	110,066
Sales commission payable	490,864	420,687
Performance fee payable	1,530,801	0
Redemptions payable	812,276	999,500
Total liabilities	4,141,797	4,006,860

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 79,898.568 and 76,728.203 units outstanding at March 31, 2022 and December 31, 2021	279,430,276	222,737,822
Series B Units – Redeemable
Other Unitholders - 10,228.466 and 10,247.759 units outstanding at March 31, 2022 and December 31, 2021	39,426,133	32,886,235
Series D Units – Redeemable
Other Unitholders - 9,119.672 and 6,875.564 units outstanding at March 31, 2022 and December 31, 2021	12,686,644	8,222,341
Series W Units – Redeemable
Other Unitholders - 10,272.713 and 9,386.736 units outstanding at March 31, 2022 and December 31, 2021	43,434,566	33,535,821
Total unitholders’ capital (Net Asset Value)	374,977,619	297,382,219
Total liabilities and unitholders’ capital (Net Asset Value)	$379,119,416	$301,389,079

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$42,007,020	$18,168,677
Change in unrealized	6,562,924	(7,655,650)
Brokerage commissions	(345,972)	(574,846)
Net gain (loss) from futures trading	48,223,972	9,938,181

Forward currency trading gains (losses)
Realized	7,497,056	5,889,117
Change in unrealized	10,119,250	9,003,704
Brokerage commissions	(64,191)	(72,500)
Net gain (loss) from forward currency trading	17,552,115	14,820,321

Swap trading gains (losses)
Realized	(613,017)	(3,663,394)
Change in unrealized	1,122,983	(1,385,903)
Net gain (loss) from swap trading	509,966	(5,049,297)
Total net trading gain (loss)	66,286,053	19,709,205

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	214,695	241,716
Realized gain (loss) on fixed income securities	(17,398)	(12,356)
Change in unrealized gain (loss) on fixed income securities	(538,800)	(141,866)
Total investment income (loss)	(341,503)	87,494

Expenses
Management fee	1,683,378	1,378,057
Performance fee	1,530,801	0
Operating expenses	215,236	202,130
Sales commission	1,460,348	1,233,221
Total expenses	4,889,763	2,813,408
Net investment income (loss)	(5,231,266)	(2,725,914)
NET INCOME (LOSS)	$61,054,787	$16,983,291

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$600.02	$158.13
Series B	$645.50	$179.08
Series D	$201.55	$69.83
Series W	$665.58	$214.20

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$594.36	$162.24
Series B	$645.43	$182.23
Series D	$195.25	$70.19
Series W	$655.47	$212.33

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	77,571.617	81,509.294
Series B	10,232.838	11,231.999
Series D	7,732.918	4,707.188
Series W	9,535.187	8,187.761

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$61,054,787	$16,983,291
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(17,266,357)	179,715
(Increase) decrease in interest receivable	(22,193)	(16,206)
Increase (decrease) in payable for securities purchased	0	249,672
(Increase) decrease in due from swaps broker	24,859	6,944
Increase (decrease) in accounts payable and accrued expenses	1,808,478	49,765
Net purchases from swap broker	1,407,159	(1,787,611)
Purchases of investments	(771,103,238)	(687,734,970)
Sales/maturities of investments	713,166,946	695,070,483
Net cash from (for) operating activities	(10,929,559)	23,001,083

Cash flows from (for) financing activities
Addition of units	20,372,622	1,954,320
Redemption of units	(3,644,235)	(20,036,489)
Offering costs paid	(347,883)	(305,518)
Net cash from (for) financing activities	16,380,504	(18,387,687)

Net increase in cash, cash equivalents and restricted cash	5,450,945	4,613,396

Cash, cash equivalents and restricted cash at beginning of period	86,100,689	68,603,522
Cash, cash equivalents and restricted cash at end of period	$91,551,634	$73,216,918

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$40,755,754	$33,259,944
Restricted cash	1,997,417	2,296,459
Cash and cash equivalents	8,754,505	2,650,894
Cash at interbank market maker	4,432,287	11,026,620
Restricted cash at interbank market maker	24,284,646	26,299,559
Cash at swaps broker	9,162,730	9,578,262
Restricted cash at swaps broker	2,164,295	988,951
Total cash, cash equivalents and restricted cash at end of period	$91,551,634	$86,100,689

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2022

Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss) for the three months ended March 31, 2022		46,544,538		6,605,252
Additions	4,143.585	13,531,965	6.169	21,994
Redemptions	(973.220)	(3,069,663)	(25.462)	(87,348)
Offering costs		(314,386)		0
Balances at March 31, 2022	79,898.568	$279,430,276	10,228.466	$39,426,133

Three Months Ended March 31, 2021

Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss) for the three months ended March 31, 2021		12,889,369		2,011,419
Additions	279.528	735,305	6.646	19,012
Redemptions	(6,130.245)	(15,787,255)	(361.739)	(1,028,841)
Offering costs		(265,637)		0
Balances at March 31, 2021	78,074.744	$214,095,625	11,025.893	$33,298,346

Net Asset Value per Other Unitholders’ Unit - Series A
March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
$3,497.31	$2,902.95	$2,742.19	$2,579.95

Net Asset Value per Other Unitholders’ Unit - Series B
March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
$3,854.55	$3,209.12	$3,020.01	$2,837.78

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2022

Balances at December 31, 2021	6,875.564	$8,222,341.000	9,386.736	$33,535,821	$297,382,219
Net income (loss) for the three months ended March 31, 2022		1,558,591.000		6,346,406	61,054,787
Additions	2,244.108	2,918,655.000	956.930	3,900,008	20,372,622
Redemptions	0.000	0	(70.953)	(300,000)	(3,457,011)
Offering costs		(12,943.000)		(47,669)	(374,998)
Balances at March 31, 2022	9,119.672	$12,686,644	10,272.713	$43,434,566	$374,977,619

Three Months Ended March 31, 2021

Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss) for the three months ended March 31, 2021		328,699		1,753,804	16,983,291
Additions	176.974	200,000	158.300	500,003	1,454,320
Redemptions	(240.143)	(259,827)	(366.182)	(1,159,095)	(18,235,018)
Offering costs		(6,311)		(32,265)	(304,213)
Balances at March 31, 2021	4,694.770	$5,305,615	8,050.811	$26,764,486	$279,464,072

Net Asset Value per Other Unitholders’ Unit - Series D
March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
$1,391.13	$1,195.88	$1,130.11	$1,059.92

Net Asset Value per Other Unitholders’ Unit - Series W
March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
$4,228.15	$3,572.68	$3,324.45	$3,112.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$2,902.95	$2,579.95

Income (loss) from operations:
Total net trading gains (losses) (1)	636.19	192.65
Net investment income (loss) (1)	(37.78)	(27.15)
Total net income (loss) from operations	598.41	165.50
Offering costs (1)	(4.05)	(3.26)
Net asset value per unit at end of period	$3,497.31	$2,742.19
Total Return (4)	20.47%	6.29%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.36%	4.34%
Performance fee (4)	0.00%	0.00%
Total expenses	4.36%	4.34%
Net investment income (loss) (2),(3)	(4.80)%	(4.21)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,209.12	$2,837.78

Income (loss) from operations:
Total net trading gains (losses) (1)	703.65	212.14
Net investment income (loss) (1)	(58.22)	(29.91)
Total net income (loss) from operations	645.43	182.23
Net asset value per unit at end of period	$3,854.55	$3,020.01
Total Return (4)	20.11%	6.42%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.40%	4.32%
Performance fee (4)	0.47%	0.00%
Total expenses	4.87%	4.32%
Net investment income (loss) (2),(3)	(4.80)%	(4.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,195.88	$1,059.92

Income (loss) from operations:
Total net trading gains (losses) (1)	261.52	79.35
Net investment income (loss) (1)	(64.60)	(7.82)
Total net income (loss) from operations	196.92	71.53
Offering costs (1)	(1.67)	(1.34)
Net asset value per unit at end of period	$1,391.13	$1,130.11
Total Return (4)	16.33%	6.62%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.08%	3.08%
Performance fee (4)	4.06%	0.00%
Total expenses	7.14%	3.08%
Net investment income (loss) (2),(3)	(3.48)%	(2.95)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,572.68	$3,112.12

Income (loss) from operations:
Total net trading gains (losses) (1)	786.86	233.36
Net investment income (loss) (1)	(126.39)	(17.09)
Total net income (loss) from operations	660.47	216.27
Offering costs (1)	(5.00)	(3.94)
Net asset value per unit at end of period	$4,228.15	$3,324.45
Total Return (4)	18.35%	6.82%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.32%	2.31%
Performance fee (4)	2.57%	0.00%
Total expenses	4.89%	2.31%
Net investment income (loss) (2),(3)	(2.76)%	(2.18)%

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
  MARCH 31, 2022 (Unaudited)

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
MARCH 31, 2022 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2022 and December 31, 2021, and for the periods ended March 31, 2022 and 2021 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	Fair Value at March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$30,136,605	$0	$0	$30,136,605
Fixed income securities	0	241,715,292	0	241,715,292

Other Financial Instruments
Exchange-traded futures contracts	7,156,077	0	0	7,156,077
Forward currency contracts	0	8,341,275	0	8,341,275
Credit default index swap contracts	0	1,349,507	0	1,349,507
Interest rate swap contracts	0	2,170,352	0	2,170,352
Total	$37,292,682	$253,576,426	$0	$290,869,108

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,805,816	$0	$0	$16,805,816
Fixed income securities	0	197,648,591	0	197,648,591

Other Financial Instruments
Exchange-traded futures contracts	593,153	0	0	593,153
Forward currency contracts	0	(1,777,975)	0	(1,777,975)
Credit default index swap contracts	0	3,214,681	0	3,214,681
Total	$17,398,969	$199,085,297	$0	$216,484,266

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
MARCH 31, 2022 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company is $343,860 and $270,988 for Series A units, $119,476 and $106,480 for Series D units and $300,983 and $285,076 for Series W units, respectively.

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
MARCH 31, 2022 (Unaudited)

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
MARCH 31, 2022 (Unaudited)

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
MARCH 31, 2022 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2022. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2022 and 2021, Campbell & Company received redemption fees of $0 and $787, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at March 31, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At March 31, 2022 and December 31, 2021, the carrying value of such credit derivative contracts sold was $1,349,507 and $3,214,681, respectively.

	March 31, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: June 2027	Maturity Date: December 2026
Investment grade	$53,112,400	$42,813,968
Non-investment grade	$14,436,248	$37,631,729
Total	$67,548,648	$80,445,697

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2022 and December 31, 2021 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2022 Fair Value	Liability Derivatives at March 31, 2022 Fair Value	Net

Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$3,121,210	$(1,952,422)	$1,168,788
Energy Contracts	Net unrealized gain (loss) on open futures contracts	246,902	(2,232,496)	(1,985,594)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	16,123,427	(11,822,382)	4,301,045
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,021,016	(1,187,056)	833,960
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,304,260	(57,207)	2,247,053
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,790,409	(3,199,584)	590,825
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	33,799,523	(25,458,248)	8,341,275
Credit Default Index Swap Contracts**	Credit default index swaps	1,459,432	(109,925)	1,349,507
Interest Rate Swap Contracts**	Interest rate swaps	2,246,540	(76,188)	2,170,352
Totals		$65,112,719	$(46,095,508)	$19,017,211

*	Derivatives not designated as hedging instruments under ASC 815
**
Amount of centrally cleared swap contracts differs from the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

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
**
Amount of centrally cleared swap contracts differs from the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2022 and 2021 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2022	Trading Gains (Losses) for the Three Months Ended March 31, 2021
Agriculture Contracts	$5,200,704	$5,250,127
Energy Contracts	19,565,308	5,104,539
Metal Contracts	6,975,988	(722,815)
Stock Indices Contracts	1,168,001	10,713,578
Short-Term Interest Rate Contracts	4,905,169	(2,735,704)
Long-Term Interest Rate Contracts	10,754,775	(7,096,698)
Forward Currency Contracts	17,616,305	14,892,821
Credit default index swap contracts	(1,394,715)	2,053
Interest rate swap contracts	1,904,681	(5,051,350)
Total	$66,696,216	$20,356,551

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2022	Trading Gains (Losses) for the Three Months Ended March 31, 2021
Futures trading gains (losses):
Realized***	$42,007,020	$18,168,677
Change in unrealized	6,562,924	(7,655,650)
Forward currency trading gains (losses):
Realized***	7,497,056	5,889,117
Change in unrealized	10,119,250	9,003,704
Swap trading gains (losses):
Realized	(613,017)	(3,663,394)
Change in unrealized	1,122,983	(1,385,903)
Total	$66,696,216	$20,356,551

***
For the three months ended March 31, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $19,768 and $88,171, respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $1,095,494 and $(681,951), respectively.

For the three months ended March 31, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 30,300 and 57,300, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $1,348,700,000 and $3,362,800,000, respectively; and the monthly average of notional value of forward currency contracts was $3,250,200,000 and $2,297,900,000, respectively.

Open contracts generally mature within three months; as of March 31, 2022, the latest maturity date for open futures contracts is June 2023 and the latest maturity date for open forward currency contracts is June 2022. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2027.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2022 and December 31, 2021 was $33,251,368 and $33,251,705, respectively, which equals approximately 9% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at March 31, 2022 and December 31, 2021 was restricted cash for margin requirements of $28,446,358 and $29,584,969, respectively, which equals approximately 8% and 10% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$14,358,083	$(10,420,261)	$3,937,822
Futures contracts	Goldman, Sachs & Co.	13,249,141	(10,030,886)	3,218,255
Forward currency contracts	NatWest Markets Plc	33,799,523	(25,458,248)	8,341,275
Centrally cleared swap contracts*	Centrally Cleared	3,705,972	(186,113)	3,519,859
Total derivatives		$65,112,719	$(46,095,508)	$19,017,211

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,937,822	$0	$0	$3,937,822
Goldman Sachs & Co. LLC	3,218,255	0	0	3,218,255
NatWest Markets Plc	8,341,275	0	0	8,341,275
Centrally Cleared	3,519,859	0	0	3,519,859
Total	$19,017,211	$0	$0	$19,017,211

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,420,261	$(10,420,261)	$0
Futures contracts	Goldman, Sachs & Co.	10,030,886	(10,030,886)	0
Forward currency contracts	NatWest Markets Plc	25,458,248	(25,458,248)	0
Centrally cleared swap contracts	Centrally Cleared	186,113	(186,113)	0
Total derivatives		$46,095,508	$(46,095,508)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2022
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022 (Unaudited)

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,446,733	$(6,446,733)	$0
Futures contracts	Goldman, Sachs & Co.	5,764,341	(5,764,341)	0
Forward currency contracts	NatWest Markets Plc	16,983,063	(15,205,088)	1,777,975
Centrally cleared swap contracts	Centrally Cleared	486,151	(486,151)	0
Total derivatives		$29,680,288	$(27,902,313)	$1,777,975

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2021
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	1,777,975	0	(1,777,975)	0
Centrally Cleared	0	0	0	0
Total	$1,777,975	$0	$(1,777,975)	$0

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
MARCH 31, 2022 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2022 and December 31, 2021, the Statements of Operations and Financial Highlights for the three months ended March 31, 2022 and 2021, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2022 and December 31, 2021, the results of operations and financial highlights for the three months ended March 31, 2022 and 2021, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022, the aggregate capitalization of the Trust was $374,977,619 with Series A, Series B, Series D and Series W comprising $279,430,276 $39,426,133, $12,686,644 and $43,434,566, respectively, of the total. The Net Asset Value per Unit was $3,497.31 for Series A, $3,854.55 for Series B, $1,391.13 for Series D and $4,228.15 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2022 and 2021 for Series A were 20.47% and 6.29%, Series B were 20.11% and 6.42%, Series D were 16.33% and 6.62% and Series W were 18.35% and 6.82%, respectively.

2022 (For the Three Months Ended March 31)

Of the 20.47% return for the three months ended March 31, 2022 for Series A, approximately 21.91% was due to trading gains (before commissions) and approximately (0.10)% due to investment loss, offset by approximately (1.34)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 20.11% return for the three months ended March 31, 2022 for Series B, approximately 21.91% was due to trading gains (before commissions) and approximately (0.10)% due to investment loss, offset by approximately (1.70)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 16.33% return for the three months ended March 31, 2022 for Series D, approximately 21.91% was due to trading gains (before commissions) and approximately (0.10)% due to investment loss, offset by approximately (5.48)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 18.35% return for the three months ended March 31, 2022 for Series W, approximately 21.91% was due to trading gains (before commissions) and approximately (0.10)% due to investment loss, offset by approximately (3.46)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2022, the Trust accrued management fees in the amount of $1,683,378 and paid management fees in the amount of $1,564,199. During the three months ended March 31, 2022, the Trust accrued sales commissions in the amount of $1,460,348 and paid sales commissions in the amount of $1,390,171. During the three months ended March 31, 2022, the Trust accrued performance fees in the amount of $1,530,801 and paid performance fees in the amount of $0.

An analysis of the 21.91% gross trading gains for the Trust for the three months ended March 31, 2022 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.00%
Commodities	10.46%
Foreign Exchange	5.89%
Interest Rates	5.32%
Equity Indices	0.24%
21.91%

The Trust showed a gain in January with gains coming from interest rate, commodity, and foreign exchange (FX) positions, while stock index and credit holdings produced some partially offsetting losses.  Interest rate positions produced the largest gains for the Trust during January, with profits most pronounced in long-dated instruments.  Global yields jumped (prices fell) as persistent, rising inflation prompted central banks to increase efforts in tightening monetary policy.  Short UK gilt positioning contributed the most sizable gains after UK inflation hit its highest reading since 1992 on surging demand, higher energy costs, and supply chain disruptions.  Commodity trading provided additional profits for the Trust during the month.  Long positioning on the petroleum complex generated the best sector gains. Energy markets advanced as supply constraints and heightened geopolitical tensions coincided with a recovery in demand amid easing concerns surrounding the severity of the Omicron variant.  Longs on soy products also produced gains as soy markets advanced on tight supply expectations amid persistent South American weather concerns.  Foreign exchange trading produced additional gains for the Trust with long US dollar positions (versus short foreign currency) benefiting.  The greenback rallied during the second half of January with the DXY dollar index reaching a multi-year high on back of the decidedly hawkish approach from the Federal Reserve.  At the January FOMC meeting, the Fed signaled they intend to raise interest rates as early as March and the market subsequently priced in five hikes during 2022.  Largely long positioning on global stock indices produced losses for the Trust in January, with most major benchmarks posting large losses for the month.  Investor worries about inflation, persistent supply chain issues, and the upcoming rate hikes from the Federal Reserve fueled the risk-off trading.  In credit trading, short protection positions generated further offsetting losses as US and European credit spreads widened sharply alongside the unwind of risky assets.

The Trust showed a modest loss in February with losses came from foreign exchange, credit, fixed income, and stock index positions as commodity holdings produced some partially offsetting gains. Foreign exchange trading produced losses for the Trust. Short positions in developed market currencies (against long USD) were overwhelmed as the recent strength in the greenback was countered by this month’s demand for commodity currencies like the Australian and New Zealand dollars. Short positions in some Eastern European currencies (against long USD) provided partially offsetting gains as Russian contagion fears drove weakness in Polish and Hungarian assets. In credit trading, short protection positions generated further losses as US and European credit spreads widened sharply alongside the unwind of risky assets. Interest rate positions caused additional losses in February. A late month flight-to-safety rally sparked by the intensifying Russia/Ukraine conflict reversed earlier weakness. Losses in German and Australian 10-year bonds overwhelmed gains made in UK Gilts and US Treasuries. Global stock indices also detracted from the Trust amid mixed positioning during the month. February began with most major indexes fluctuating as investors focused on hotter than expected inflation and assessed prospects for rate hikes and quantitative tightening. By mid-month sentiment turned negative as the focus shifted from monetary policy to geopolitical concerns and the unprecedented Russian sanctions. Commodity trading provided positive returns for the Trust during the month. Long positioning on the petroleum complex generated the best sector gains as energy markets advanced amid continued supply constraints and elevated risk premiums stemming from geopolitical tensions between Russia and Ukraine. Some long grain holdings also generated gains as grain markets rallied sharply across the board on supply concerns following Russia’s attack on Ukraine.

The Trust showed a strong gain in March with gains coming from commodity, foreign exchange, fixed income, stock index, and credit positions. Commodity trading provided the strongest returns for the Trust during the month. Long positioning across the energy complex resulted in the best sub-sector gains as global demand continued to recover from the pandemic while the war in Europe further squeezed an already tight market. Base metal holdings also contributed gains as long positioning profited from a sharp rally across the complex as Russia’s invasion of Ukraine coincided with a historic supply shortage. Nickel dominated industrial metal returns following outperformance on the back of a short-squeeze that saw prices leap 85% over two days, a move that ultimately resulted in an unprecedented 6-day trading halt on the LME. Foreign exchange trading produced additional profits for the Trust with both the developed market (DM) and emerging market (EM) currencies contributing. A short position on the Japanese yen drove the largest DM gains as the JPY weakened on the continued ultra-loose monetary policy in Japan relative to rising yields in the US. A long position on the Brazilian real was also profitable as the BRL benefited from price increases in Brazilian exports as well as general demand for higher yielding currencies. Interest rate positions also contributed gains with short positioning on Treasuries leading profits. The Federal Reserve’s policy normalization began in March and leaned more hawkish than expected which proved profitable for short 2-year and 10-year UST positions. Global stock indices further added to profits as momentum and short-term strategies were able to navigate the significant mid-month reversal in equities. Short positions to start the month were profitable as stocks traded lower on geopolitical concerns, an FOMC rate hike, and hawkish Fed commentary. However, risk sentiment turned positive on war de-escalation prospects during the latter half of the month and a shift in model positioning captured additional gains. In credit trading, short protection positions generated nominal gains as US and European credit spreads tightened alongside stock indices and other risky assets.

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

 The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2022 and December 31, 2021 and the trading gains/losses by market category for the three months ended March 31, 2022 and the year ended December 31, 2021.

	March 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	0.00%
Commodities	1.30%	10.46%
Foreign Exchange	0.84%	5.89%
Interest Rates	1.12%	5.32%
Equity Indices	0.49%	0.24%
Aggregate/Total	2.27%	21.91%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2022.

Of the 20.47% return for the three months ended March 31, 2022 for Series A, approximately 21.91% was due to trading gains (before commissions) and approximately (0.11)% due to investment loss, offset by approximately (1.33)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 20.11% return for the three months ended March 31, 2022 for Series B, approximately 21.91% was due to trading gains (before commissions) and approximately (0.10)% due to investment loss, offset by approximately (1.70)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 16.33% return for the three months ended March 31, 2022 for Series D, approximately 21.91% was due to trading gains (before commissions) and approximately (0.08)% due to investment loss, offset by approximately (5.50)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 18.35% return for the three months ended March 31, 2022 for Series W, approximately 21.91% was due to trading gains (before commissions) and approximately (0.09)% due to investment loss, offset by approximately (3.47)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2022 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2022.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 1A.  Risk Factors.

          There are no material changes from the risk factors as prevously disclosed in Form 10-K, filed March 25, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3.  Defaults Upon Senior Securities.

          Not applicable.

Item 4.  Mine Safety Disclosures.

          Not applicable.

Item 5.  Other Information.

          None

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of March 31, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months Ended March 31, 2022 and 2021, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2022 and 2021, (vi) Financial Highlights For the Three Months Ended March 31, 2022 and 2021, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of March 31, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months Ended March 31, 2022 and 2021, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2022 and 2021, (vi) Financial Highlights For the Three Months Ended March 31, 2022 and 2021, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 16, 2022	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer