Form 10-Q
period 2022-06-30
CAMPBELL FUND TRUST
filed 2022-08-12
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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

The Registrant has no voting stock. As of June 30, 2022, there were 82,768.780 Series A Units, 10,196.500 Series B Units, 11,687.509 Series D Units, and 11,095.304 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$22,346,702	5.10%
	Equipment Loans	2,508,791	0.57%
	Total Asset Backed Securities (cost $25,060,603)	24,855,493	5.67%

	Bank Deposits
	United States
	Financials (cost $5,523,313)	5,522,286	1.26%
	Total Bank Deposits (cost $5,523,313)	5,522,286	1.26%

	Commercial Paper
	Switzerland
	Financials (cost $2,914,102)	2,914,474	0.66%
	United Kingdom
	Financials (cost $3,335,762)	3,330,383	0.76%
	United States
	Communications	4,689,119	1.07%
	Consumer Discretionary	13,945,881	3.18%
	Consumer Staples	1,717,853	0.39%
	Financials	51,071,337	11.64%
	Health Care	3,886,670	0.89%
	Industrials	11,475,717	2.62%
	Materials	1,963,662	0.45%
	Real Estate	16,990,434	3.87%
	Technology	2,388,556	0.54%
	Utilities	48,638,045	11.09%
	Total United States (cost $156,808,872)	156,767,274	35.74%
	Total Commercial Paper (cost $163,058,736)	163,012,131	37.16%

	Corporate Bonds
	Australia
	Financials (cost $3,915,261)	3,909,008	0.89%
	Canada
	Energy	1,984,484	0.45%
	Financials	14,382,196	3.28%
	Total Canada (cost $16,598,273)	16,366,680	3.73%
	Germany
	Consumer Discretionary	1,165,119	0.27%
	Industrials	1,959,080	0.45%
	Total Germany (cost $3,140,803)	3,124,199	0.72%
	Japan
	Financials (cost $1,160,497)	1,160,059	0.26%
	Spain
	Financials (cost $2,600,000)	2,590,807	0.59%
	Switzerland
	Financials (cost $3,579,808)	3,535,022	0.81%
	United Kingdom
	Financials (cost $1,892,498)	$1,838,628	0.42%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$6,864,751	1.57%
	Consumer Staples	1,851,345	0.42%
	Energy	8,283,192	1.89%
	Financials	19,448,762	4.43%
	Health Care	4,674,511	1.07%
	Industrials	8,409,013	1.92%
	Materials	1,011,599	0.23%
	Real Estate	2,790,065	0.64%
	Technology	3,742,844	0.85%
	Utilities	5,519,213	1.26%
	Total United States (cost $63,334,255)	62,595,295	14.28%
	Total Corporate Bonds (cost $96,221,395)	95,119,698	21.70%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,660,000	U.S. Treasury Bills Due 07/21/2022(1)	5,656,870	1.29%
$25,500,000	U.S. Treasury Bills Due 08/11/2022(1)	25,461,190	5.81%
$3,100,000	U.S. Treasury Bills Due 09/15/2022(1)	3,089,612	0.70%
	Total Government And Agency Obligations (cost $34,220,951)	34,207,672	7.80%
	Total Fixed Income Securities (cost $324,084,998)(2)	$322,717,280	73.59%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $34,207,672 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2022 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $16,901,210)	$16,901,210	3.85%
Total Short Term Investments (cost $16,901,210)	$16,901,210	3.85%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(2,006,148)	(0.46)%
Energy	(3,160,652)	(0.72)%
Metals	(9,954,672)	(2.27)%
Stock indices	(171,198)	(0.04)%
Short-term interest rates	481,942	0.11%
Long-term interest rates	1,195,095	0.27%
Net unrealized gain (loss) on long futures contracts	(13,615,633)	(3.11)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	4,440,733	1.01%
Energy	585,610	0.13%
Metals	10,117,292	2.31%
Stock indices	2,238,367	0.51%
Short-term interest rates	(724,640)	(0.17)%
Long-term interest rates	(2,825,922)	(0.64)%
Net unrealized gain (loss) on short futures contracts	13,831,440	3.15%
Net unrealized gain (loss) on open futures contracts	$215,807	0.04%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(24,070,040)	(5.49)%
Various short forward currency contracts	35,907,699	8.19%
Net unrealized gain (loss) on open forward currency contracts	$11,837,659	2.70%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Sell protection (net cost $103,659)	$120,040	0.03%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Pay fixed (net proceeds $540,213) (4)	$(30,391)	(0.01)%

(3)
Includes $118,211 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $22,360 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2022 AND DECEMBER 31, 2021 (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Equity in futures brokers trading accounts
Cash	$53,532,970	$33,259,944
Restricted cash	0	2,296,459
Fixed income securities (cost $34,220,951 and $33,254,967, respectively)	34,207,672	33,251,705
Net unrealized gain (loss) on open futures contracts	215,807	593,153
Total equity in futures brokers trading accounts	87,956,449	69,401,261

Cash and cash equivalents	12,100,642	2,650,894
Cash at interbank market maker	4,722,175	11,026,620
Restricted cash at interbank market maker	16,684,361	26,299,559
Short term investments (cost $16,901,210 and $16,805,816, respectively)	16,901,210	16,805,816
Cash at swaps broker	10,157,588	9,578,262
Restricted cash at swaps broker	2,527,254	988,951
Fixed income securities (cost $289,864,047 and $164,472,309, respectively)	288,509,608	164,396,886
Credit default index swaps	1,829	19,631
Due from swaps broker	458	60,858
Net unrealized gain on open forward currency contracts	11,837,659	0
Interest receivable	450,440	160,341
Subscriptions receivable	85,988	0
Total assets	$451,935,661	$301,389,079

LIABILITIES
Accounts payable	$214,138	$164,328
Management fee payable	739,321	495,742
Net unrealized loss on open forward currency contracts	0	1,777,975
Interest rate swaps	8,031	0
Accrued commissions and other trading fees on open contracts	37,969	38,562
Offering costs payable	165,957	110,066
Sales commission payable	600,750	420,687
Performance fee payable	10,600,493	0
Redemptions payable	980,895	999,500
Total liabilities	13,347,554	4,006,860

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 82,768.780 and 76,728.203 units outstanding at June 30, 2022 and December 31, 2021	323,898,370	222,737,822
Series B Units – Redeemable
Other Unitholders - 10,196.500 and 10,247.759 units outstanding at June 30, 2022 and December 31, 2021	43,940,158	32,886,235
Series D Units – Redeemable
Other Unitholders - 11,687.509 and 6,875.564 units outstanding at June 30, 2022 and December 31, 2021	18,173,226	8,222,341
Series W Units – Redeemable
Other Unitholders - 11,095.304 and 9,386.736 units outstanding at June 30, 2022 and December 31, 2021	52,576,353	33,535,821
Total unitholders’ capital (Net Asset Value)	438,588,107	297,382,219
Total liabilities and unitholders’ capital (Net Asset Value)	$451,935,661	$301,389,079

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$34,797,702	$24,222,471	$76,804,722	$42,391,149
Change in unrealized	(6,940,270)	(1,210,301)	(377,346)	(8,865,950)
Brokerage commissions	(357,492)	(590,956)	(703,466)	(1,165,799)
Net gain (loss) from futures trading	27,499,940	22,421,214	75,723,910	32,359,400

Forward currency trading gains (losses)
Realized	27,720,688	13,669,173	35,217,743	19,558,291
Change in unrealized	3,496,384	(14,254,947)	13,615,634	(5,251,243)
Brokerage commissions	(54,993)	(85,232)	(119,184)	(157,732)
Net gain (loss) from forward currency trading	31,162,079	(671,006)	48,714,193	14,149,316

Swap trading gains (losses)
Realized	2,219,457	116,804	1,606,440	(3,546,591)
Change in unrealized	(630,957)	303,676	492,026	(1,082,226)
Net gain (loss) from swap trading	1,588,500	420,480	2,098,466	(4,628,817)
Total net trading gain (loss)	60,250,519	22,170,688	126,536,569	41,879,899

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	921,703	289,829	1,140,006	531,550
Realized gain (loss) on fixed income securities	(11,565)	(115,864)	(28,962)	(128,221)
Change in unrealized gain (loss) on fixed income securities	(746,623)	(48,792)	(1,289,033)	(190,660)
Total investment income (loss)	163,515	125,173	(177,989)	212,669

Expenses
Management fee	2,113,410	1,477,382	3,796,788	2,855,439
Performance fee	10,629,658	54,801	12,160,459	54,801
Operating expenses	263,109	204,330	478,342	406,467
Sales commission	1,820,334	1,317,349	3,280,681	2,550,571
Total expenses	14,826,511	3,053,862	19,716,270	5,867,278
Net investment income (loss)	(14,662,996)	(2,928,689)	(19,894,259)	(5,654,609)
NET INCOME (LOSS)	$45,587,523	$19,241,999	$106,642,310	$36,225,290

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$418.28	$188.70	$1,014.29	$346.11
Series B	$455.04	$208.15	$1,100.69	$386.75
Series D	$164.26	$69.72	$361.41	$139.55
Series W	$518.44	$246.27	$1,177.27	$460.21

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$415.98	$184.40	$1,010.34	$346.64
Series B	$454.79	$207.13	$1,100.22	$389.36
Series D	$163.80	$67.97	$359.05	$138.16
Series W	$510.46	$241.39	$1,165.93	$453.72

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	81,070.594	77,740.548	79,321.105	79,624.921
Series B	10,215.365	10,871.183	10,224.101	11,051.591
Series D	9,805.164	4,680.463	8,769.041	4,693.825
Series W	10,451.828	8,053.241	9,993.508	8,120.501

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$106,642,310	$36,225,290
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(12,441,281)	15,390,079
(Increase) decrease in interest receivable	(290,099)	(5,900)
(Increase) decrease in due from swaps broker	60,400	(6,628)
Increase (decrease) in accounts payable and accrued expenses	11,073,352	65,443
Net purchases from swap broker	517,858	(1,350,301)
Purchases of investments	(1,900,071,834)	(1,391,001,655)
Sales/maturities of investments	1,773,618,719	1,392,488,464
Net cash from (for) operating activities	(20,890,575)	51,804,792

Cash flows from (for) financing activities
Addition of units	41,912,744	4,239,510
Redemption of units	(6,605,063)	(29,895,834)
Offering costs paid	(792,805)	(626,989)
Net cash from (for) financing activities	34,514,876	(26,283,313)

Net increase (decrease) in cash, cash equivalents and restricted cash	13,624,301	25,521,479

Cash, cash equivalents and restricted cash at beginning of period	86,100,689	68,603,522
Cash, cash equivalents and restricted cash at end of period	$99,724,990	$94,125,001

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$53,532,970	$33,259,944
Restricted cash	0	2,296,459
Cash and cash equivalents	12,100,642	2,650,894
Cash at interbank market maker	4,722,175	11,026,620
Restricted cash at interbank market maker	16,684,361	26,299,559
Cash at swaps broker	10,157,588	9,578,262
Restricted cash at swaps broker	2,527,254	988,951
Total cash, cash equivalents and restricted cash at end of period	$99,724,990	$86,100,689

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2022

Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss) for the three months ended March 31, 2022		46,544,538		6,605,252
Additions	4,143.585	13,531,965	6.169	21,994
Redemptions	(973.220)	(3,069,663)	(25.462)	(87,348)
Offering costs		(314,386)		0
Balances at March 31, 2022	79,898.568	$279,430,276	10,228.466	$39,426,133

Net income (loss) for the three months ended June 30, 2022		33,909,878		4,648,364
Additions	3,498.957	13,327,329	6.611	27,663
Redemptions	(628.745)	(2,375,787)	(38.577)	(162,002)
Offering costs		(393,326)		0
Balances at June 30, 2022	82,768.780	$323,898,370	10,196.500	$43,940,158

Six Months Ended June 30, 2021

Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss) for the three months ended March 31, 2021		12,889,369		2,011,419
Additions	279.528	735,305	6.646	19,012
Redemptions	(6,130.245)	(15,787,255)	(361.739)	(1,028,841)
Offering costs		(265,637)		0
Balances at March 31, 2021	78,074.744	$214,095,625	11,025.893	$33,298,346

Net income (loss) for the three months ended June 30, 2021		14,669,516		2,262,828
Additions	574.754	1,654,820	6.670	21,349
Redemptions	(1,497.403)	(4,344,473)	(290.812)	(917,357)
Offering costs		(283,088)		0
Balances at June 30, 2021	77,152.095	$225,792,400	10,741.751	$34,665,166

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$3,913.29	$3,497.31	$2,902.95	$2,926.59	$2,742.19	$2,579.95

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$4,309.34	$3,854.55	$3,209.12	$3,227.14	$3,020.01	$2,837.78

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2022

Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219
Net income (loss) for the three months ended March 31, 2022		1,558,591		6,346,406	61,054,787
Additions	2,244.108	2,918,655	956.930	3,900,008	20,372,622
Redemptions	0.000	0	(70.953)	(300,000)	(3,457,011)
Offering costs		(12,943)		(47,669)	(374,998)
Balances at March 31, 2022	9,119.672	$12,686,644	10,272.713	$43,434,566	$374,977,619

Net income (loss) for the three months ended June 30, 2022		1,610,591		5,418,690	45,587,523
Additions	2,567.837	3,894,936	950.411	4,376,182	21,626,110
Redemptions	0.000	0	(127.820)	(591,658)	(3,129,447)
Offering costs		(18,945)		(61,427)	(473,698)
Balances at June 30, 2022	11,687.509	$18,173,226	11,095.304	$52,576,353	$438,588,107

Six Months Ended June 30, 2021

Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss) for the three months ended March 31, 2021		328,699		1,753,804	16,983,291
Additions	176.974	200,000	158.300	500,003	1,454,320
Redemptions	(240.143)	(259,827)	(366.182)	(1,159,095)	(18,235,018)
Offering costs		(6,311)		(32,265)	(304,213)
Balances at March 31, 2021	4,694.770	$5,305,615	8,050.811	$26,764,486	$279,464,072

Net income (loss) for the three months ended June 30, 2021		326,345		1,983,310	19,241,999
Additions	167.076	199,020	116.614	410,001	2,285,190
Redemptions	(129.980)	(154,811)	(124.443)	(442,227)	(5,858,868)
Offering costs		(7,030)		(35,614)	(325,732)
Balances at June 30, 2021	4,731.866	$5,669,139	8,042.982	$28,679,956	$294,806,661

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$1,554.93	$1,391.13	$1,195.88	$1,198.08	$1,130.11	$1,059.92

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2022	March 31, 2022	December 31, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$4,738.61	$4,228.15	$3,572.68	$3,565.84	$3,324.45	$3,112.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,497.31	$2,742.19	$2,902.95	$2,579.95

Income (loss) from operations:
Total net trading gains (losses) (1)	555.07	217.95	1,193.41	410.53
Net investment income (loss) (1)	(134.24)	(29.91)	(174.15)	(57.00)
Total net income (loss) from operations	420.83	188.04	1,019.26	353.53
Offering costs (1)	(4.85)	(3.64)	(8.92)	(6.89)
Net asset value per unit at end of period	$3,913.29	$2,926.59	$3,913.29	$2,926.59
Total Return (4)	11.89%	6.72%	34.80%	13.44%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.40%	4.36%	4.40%	4.36%
Performance fee (4)	2.53%	0.00%	2.80%	0.00%
Total expenses	6.93%	4.36%	7.20%	4.36%
Net investment income (loss) (2),(3)	(4.24)%	(4.20)%	(4.50)%	(4.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,854.55	$3,020.01	$3,209.12	$2,837.78

Income (loss) from operations:
Total net trading gains (losses) (1)	612.10	240.08	1,315.67	452.17
Net investment income (loss) (1)	(157.31)	(32.95)	(215.45)	(62.81)
Total net income (loss) from operations	454.79	207.13	1,100.22	389.36
Net asset value per unit at end of period	$4,309.34	$3,227.14	$4,309.34	$3,227.14
Total Return (4)	11.80%	6.86%	34.28%	13.72%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.44%	4.36%	4.42%	4.35%
Performance fee (4)	2.77%	0.00%	3.44%	0.00%
Total expenses	7.21%	4.36%	7.86%	4.35%
Net investment income (loss) (2),(3)	(4.28)%	(4.19)%	(4.52)%	(4.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,391.13	$1,130.11	$1,195.88	$1,059.92

Income (loss) from operations:
Total net trading gains (losses) (1)	220.75	89.76	481.17	169.08
Net investment income (loss) (1)	(55.02)	(20.29)	(118.48)	(28.08)
Total net income (loss) from operations	165.73	69.47	362.69	141.00
Offering costs (1)	(1.93)	(1.50)	(3.64)	(2.84)
Net asset value per unit at end of period	$1,554.93	$1,198.08	$1,554.93	$1,198.08
Total Return (4)	11.77%	6.01%	30.02%	13.03%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.08%	3.10%	3.04%	3.09%
Performance fee (4)	2.91%	1.00%	6.69%	1.04%
Total expenses	5.99%	4.10%	9.73%	4.13%
Net investment income (loss) (2),(3)	(2.92)%	(2.93)%	(3.14)%	(2.93)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,228.15	$3,324.45	$3,572.68	$3,112.12

Income (loss) from operations:
Total net trading gains (losses) (1)	672.66	264.45	1,460.93	497.79
Net investment income (loss) (1)	(156.32)	(18.64)	(284.08)	(35.71)
Total net income (loss) from operations	516.34	245.81	1,176.85	462.08
Offering costs (1)	(5.88)	(4.42)	(10.92)	(8.36)
Net asset value per unit at end of period	$4,738.61	$3,565.84	$4,738.61	$3,565.84
Total Return (4)	12.07%	7.26%	32.63%	14.58%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.32%	2.32%	2.32%	2.32%
Performance fee (4)	2.90%	0.00%	5.49%	0.00%
Total expenses	5.22%	2.32%	7.81%	2.32%
Net investment income (loss) (2),(3)	(2.16)%	(2.16)%	(2.42)%	(2.16)%

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
  JUNE 30, 2022 (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General Description of the Trust

The Campbell Fund Trust (the “Trust”) is a Delaware statutory trust which operates as a commodity investment pool. The Trust engages in the speculative trading of futures contracts, forward currency contracts, and centrally cleared swap contracts.

Effective August 31, 2008, the Trust began offering units of beneficial interest classified into Series A units, Series B units and Series W units. Effective July 1, 2017, the Trust began offering units of beneficial interest classified into Series D units. The rights of the Series A units, Series B units, Series D units and Series W units are identical, except that the fees and commissions vary on a Series-by-Series basis. Series A, Series B, Series D and Series W commenced trading on October 1, 2008, January 1, 1972, October 1, 2017 and March 1, 2009, respectively. The initial minimum subscription for Series A units, Series D units and Series W units is $25,000. Series B units are only available for additional investments by existing holders of Series B units. See Note 1.G., Note 1.I., Note 2, Note 3 and Note 10 for an explanation of allocations and Series specific charges.

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
  JUNE 30, 2022 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2022 and December 31, 2021, and for the periods ended June 30, 2022 and 2021 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	Fair Value at June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,901,210	$0	$0	$16,901,210
Fixed income securities	0	322,717,280	0	322,717,280

Other Financial Instruments
Exchange-traded futures contracts	215,807	0	0	215,807
Forward currency contracts	0	11,837,659	0	11,837,659
Credit default index swap contracts	0	120,040	0	120,040
Interest rate swap contracts	0	(30,391)	0	(30,391)
Total	$17,117,017	$334,644,588	$0	$351,761,605

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,805,816	$0	$0	$16,805,816
Fixed income securities	0	197,648,591	0	197,648,591

Other Financial Instruments
Exchange-traded futures contracts	593,153	0	0	593,153
Forward currency contracts	0	(1,777,975)	0	(1,777,975)
Credit default index swap contracts	0	3,214,681	0	3,214,681
Total	$17,398,969	$199,085,297	$0	$216,484,266

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
  JUNE 30, 2022 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company is $330,920 and $270,988 for Series A units, $131,992 and $106,480 for Series D units and $312,610 and $285,076 for Series W units, respectively.

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
  JUNE 30, 2022 (Unaudited)

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
  JUNE 30, 2022 (Unaudited)

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
  JUNE 30, 2022 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2022. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2022 and 2021, Campbell & Company received redemption fees of $0 and $787, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at June 30, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At June 30, 2022 and December 31, 2021, the carrying value of such credit derivative contracts sold was $120,040 and $3,214,681, respectively.

	June 30, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: June 2027	Maturity Date: December 2026
Investment grade	$(2,421,747)	$42,813,968
Non-investment grade	(903,813)	37,631,729
Total	$(3,325,560)	$80,445,697

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2022 and December 31, 2021 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2022 Fair Value	Liability Derivatives at June 30, 2022 Fair Value	Net

Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,756,784	$(2,322,199)	$2,434,585
Energy Contracts	Net unrealized gain (loss) on open futures contracts	653,065	(3,228,107)	(2,575,042)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	10,152,828	(9,990,208)	162,620
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,575,660	(508,491)	2,067,169
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	807,972	(1,050,670)	(242,698)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,124,532	(3,755,359)	(1,630,827)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,393,481	(28,555,822)	11,837,659
Credit Default Index Swap Contracts**	Credit default index swaps	125,715	(5,675)	120,040
Interest Rate Swap Contracts**	Interest rate swaps	285,417	(315,808)	(30,391)
Totals		$61,875,454	$(49,732,339)	$12,143,115

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2022 and 2021 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2022	Trading Gains (Losses) for the Three Months Ended June 30, 2021
Agriculture Contracts	$3,236,787	$8,778,390
Energy Contracts	3,802,057	8,889,515
Metal Contracts	(1,146,681)	2,832,665
Stock Indices Contracts	3,191,291	(818,923)
Short-Term Interest Rate Contracts	(504,421)	(4,681,877)
Long-Term Interest Rate Contracts	19,278,399	8,012,400
Forward Currency Contracts	31,217,072	(585,774)
Credit Default Index Swap Contracts	(2,829,434)	962,491
Interest Rate Swap Contracts	4,417,934	(542,011)
Total	$60,663,004	$22,846,876

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2022	Trading Gains (Losses) for the Six Months Ended June 30, 2021
Agriculture Contracts	$8,437,491	$14,028,516
Energy Contracts	23,367,365	13,994,054
Metal Contracts	5,829,307	2,109,850
Stock Indices Contracts	4,359,292	18,725,982
Short-Term Interest Rate Contracts	4,400,748	(3,554,627)
Long-Term Interest Rate Contracts	30,033,173	(11,778,575)
Forward Currency Contracts	48,833,377	14,307,047
Credit Default Index Swap Contracts	(4,224,149)	964,544
Interest Rate Swap Contracts	6,322,615	(5,593,361)
Total	$127,359,219	$43,203,430

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2022	Trading Gains (Losses) for the Three Months Ended June 30, 2021
Futures trading gains (losses):
Realized**	$34,797,702	$24,222,471
Change in unrealized	(6,940,270)	(1,210,301)
Forward currency trading gains (losses):
Realized**	27,720,688	13,669,173
Change in unrealized	3,496,384	(14,254,947)
Swap trading gains (losses):
Realized	2,219,457	116,804
Change in unrealized	(630,957)	303,676
Total	$60,663,004	$22,846,876

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2022	Trading Gains (Losses) for the Six Months Ended June 30, 2021
Futures trading gains (losses):
Realized***	$76,804,722	$42,391,149
Change in unrealized	(377,346)	(8,865,950)
Forward currency trading gains (losses):
Realized***	35,217,743	19,558,291
Change in unrealized	13,615,634	(5,251,243)
Swap trading gains (losses):
Realized***	1,606,440	(3,546,591)
Change in unrealized	492,026	(1,082,226)
Total	$127,359,219	$43,203,430

**
For the three months ended June 30, 2022 and 2021, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $160,853 and $(49,872), respectively; and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $1,544,623 and $412,465, respectively.

***
For the six months ended June 30, 2022 and 2021, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $180,621 and $38,298, respectively, and gains  and losses on spot trades in connection with forward currency trading at the interbank market makers of $2,640,117 and $(269,487), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

For the three months ended June 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 33,100 and 55,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $1,459,900,000 and $7,020,100,000, respectively; and the monthly average of notional value of forward currency contracts was $2,976,200,000 and $3,318,500,000, respectively.

For the six months ended June 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 31,700 and 56,200, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $1,404,300,000 and $5,191,400,000, respectively; and the monthly average of notional value of forward currency contracts was $3,113,200,000 and $2,808,200,000, respectively.

Open contracts generally mature within three months; as of June 30, 2022, the latest maturity date for open futures contracts is September 2023 and the latest maturity date for open forward currency contracts is September 2022. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2027.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2022 and December 31, 2021 was $34,207,672 and $33,251,705, respectively, which equals approximately 8% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at June 30, 2022 and December 31, 2021 was restricted cash for margin requirements of $19,211,615 and $29,584,969, respectively, which equals approximately 4% and 10% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,673,562	$(10,673,562)	$0
Futures contracts	Goldman, Sachs & Co.	10,397,279	(9,809,575)	587,704
Forward currency contracts	NatWest Markets Plc	40,393,481	(28,555,822)	11,837,659
Centrally cleared swap contracts*	Centrally Cleared	411,132	(321,483)	89,649
Total derivatives		$61,875,454	$(49,360,442)	$12,515,012

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	587,704	0	0	587,704
NatWest Markets Plc	11,837,659	0	0	11,837,659
Centrally Cleared	89,649	0	0	89,649
Total	$12,515,012	$0	$0	$12,515,012

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,045,459	$(10,673,562)	$371,897
Futures contracts	Goldman, Sachs & Co.	9,809,575	(9,809,575)	0
Forward currency contracts	NatWest Markets Plc	28,555,822	(28,555,822)	0
Centrally cleared swap contracts	Centrally Cleared	321,483	(321,483)	0
Total derivatives		$49,732,339	$(49,360,442)	$371,897

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2022
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$371,897	$0	$(371,897)	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$371,897	$0	$(371,897)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,465,894	$(6,446,733)	$19,161
Futures contracts	Goldman, Sachs & Co.	6,338,333	(5,764,341)	573,992
Forward currency contracts	NatWest Markets Plc	15,205,088	(15,205,088)	0
Centrally cleared swap contracts*	Centrally Cleared	3,700,832	(486,151)	3,214,681
Total derivatives		$31,710,147	$(27,902,313)	$3,807,834

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2022 (Unaudited)

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
  JUNE 30, 2022 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2022 and December 31, 2021, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2022 and 2021, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2022 and December 31, 2021, the results of operations and financial highlights for the three months and six months ended June 30, 2022 and 2021, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, the aggregate capitalization of the Trust was $438,588,107 with Series A, Series B, Series D and Series W comprising $323,898,370, $43,940,158, $18,173,226 and $52,576,353, respectively, of the total. The Net Asset Value per Unit was $3,913.29 for Series A, $4,309.34 for Series B, $1,554.93 for Series D and $4,738.61 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2022 and 2021 for Series A were 34.80% and 13.44%, Series B were 34.28% and 13.72%, Series D were 30.02% and 13.03% and Series W were 32.63% and 14.58%, respectively.

2022 (For the Six Months Ended June 30)

Of the 34.80% return for the six months ended June 30, 2022 for Series A, approximately 40.21% was due to trading gains (before commissions), offset by approximately (0.05)% due to investment loss and approximately (5.36)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series A.

Of the 34.28% return for the six months ended June 30, 2022 for Series B, approximately 40.21% was due to trading gains (before commissions) offset by approximately (0.05)% due to investment loss and approximately (5.88)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 30.02% return for the six months ended June 30, 2022 for Series D, approximately 40.21% was due to trading gains (before commissions) offset by approximately (0.05)% due to investment loss and approximately (10.14)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 32.63% return for the six months ended June 30, 2022 for Series W, approximately 40.21% was due to trading gains (before commissions) offset by approximately (0.05)% due to investment loss and approximately (7.53)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2022, the Trust accrued management fees in the amount of $3,796,788 and paid management fees in the amount of $3,553,209. During the six months ended June 30, 2022, the Trust accrued sales commissions in the amount of $3,280,681 and paid sales commissions in the amount of $3,100,618. During the six months ended June 30, 2022, the Trust accrued performance fees in the amount of $12,160,459 and paid performance fees in the amount of $1,559,966.

An analysis of the 40.21% gross trading gains for the Trust for the six months ended June 30, 2022 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.22%
Commodities	12.76%
Foreign Exchange	15.24%
Interest Rates	10.89%
Equity Indices	1.10%
40.21%

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

The Trust produced a gain during April. Profits came from foreign exchange, interest rate, and commodity holdings, while credit positions and stock index trading had little P&L impact. Foreign exchange trading produced the largest Trust returns in April. Long US dollar exposure proved profitable as the greenback saw a sharp rally over the month. The USD gained on the increasingly aggressive US monetary policy and the significant rise in longer dated interest rate yields. The greenback also benefited from global growth concerns as Europe continues to struggle with the fallout from Russia’s invasion of Ukraine, and China enacted lockdowns in a bid to curtail the spread of the latest COVID-19 variant. Interest rate positions produced additional profits during April, with gains concentrated in long-dated instruments. Short positioning on US Treasuries produced the greatest profits for the sector as the Fed prepared the double act of rate hikes with quantitative tightening. The prospect of tighter monetary policy coupled with concerns over surging inflation around the world sent bond prices lower and real yields higher. Commodity positions also generated gains during the month. Long holdings on the energy complex generated the best commodity sub-sector returns as energy markets advanced on continued supply concerns, although gains were capped as China’s extended coronavirus lockdowns curbed demand for energies. Grain holdings provided additional returns for the Trust as the war in Ukraine, drought concerns, and increased biofuel demand lifted prices higher. Credit trading was relatively flat as short protection positions generated additional offsetting losses as US and European credit spreads widened amid the risk-off environment. Mixed positioning in global stock indices had little impact on the Trust in April, with nearly all major benchmarks logging losses for the month. The risk-off trading was fueled by the hawkish shift in global monetary policy, demand destruction from China’s Covid lockdowns, and continued geopolitical uncertainty centered on Ukraine.

The Trust produced a loss during May. Losses came from foreign exchange, stock index, and commodity positions. Fixed income and credit index trading had little P&L impact on the month. Foreign exchange trading produced the largest losses for the Trust during May. Long US dollar positions (versus short the foreign currency) experienced losses amid the broader weakness in the USD. While the greenback remains stronger on the year, the DXY dollar index experienced a reversal during May. The foreign exchange market is reconsidering whether US policy makers might slow or potentially pause the tightening cycle in the latter half of 2022, which limited the demand for the US currency. Additionally, data over the course of the month showed the potential of a weaker US consumer which also contributed to the weakness in the buck. Stock index positioning generated additional losses over the course of the month. Global equity returns were mixed during May amid volatility across the global indices as markets weighed accelerating inflation concerns in Europe with easing Covid restrictions in China and some investor expectations of a possible slowdown in US monetary tightening. Commodity holdings generated modest losses during the month. Net long positioning on the grain complex incurred losses for the Trust as grain markets plummeted into month-end on the possibility that Russia will allow exports of Ukrainian grain through the Black Sea. Long holdings on energies generated partially offsetting gains as those markets advanced on continued fallout from the war in Ukraine, in addition to easing Covid restrictions in Asia, a busy travel season, and low inventories. Mixed positioning in fixed income had little impact on the Trust in May. Longs on European interest rate instruments produced losses as those markets declined (yields rose) as record inflation prints increased bets the BoE and ECB will have to quicken the pace of rate hikes to quell surging prices. Canadian Government Bonds produced some offsetting gains amid a hawkish approach from the BoC. Finally in credit trading, short protection positions also had little impact on the Trust during the month.

The Trust produced a gain during June. Profits came from foreign exchange (FX), interest rate, and stock index holdings. The commodity sector and credit positions had little P&L impact. Foreign exchange trading generated the largest gains for the Trust during the month. Long USD positions (versus short the foreign currency) benefited from the broad-based rally in the greenback. Dominating the market narrative, inflation remains stubbornly high and the Federal Reserve continues to lead the hawkish charge. Following the hotter US CPI print early in the month, the Fed indicated that slowing inflation is more important than the possibility of slower economic growth as a result of higher rates, which helped drive the wide-reaching appreciation in the dollar. Fixed income positions produced additional returns with gains concentrated in long-dated instruments. Persistent inflation prompted central banks to take more aggressive action in their hiking cycles, leading to several greater-than-expected rate increases. Short positioning on Australia and US 10-year instruments profited as yields rose (prices fell) in reaction to the RBA and Fed both delivering rate hikes that exceeded expectations. A fifth consecutive rate hike from the Bank of England, accompanied by hawkish guidance, pushed UK yields higher (prices lower) to the benefit of short Gilt positioning. Net short stock index positioning provided additional gains during the month. Global stock indices sold-off sharply as investors became increasingly convinced that the pace of rising interest rates will trigger a recession. Comments from global central bank speakers throughout the month remained hawkish and Fed Chair Powell even conceded that a soft landing could be “very challenging.” In credit trading, short protection positions were relative flat as US and European credit spreads widened sharply alongside the selloff in risky assets. The models flipped to long protection at the end of June and recovered some of their earlier losses. Commodity trading had little impact on the Trust during the month as gains made from short wheat holdings were offset by losses generated from energy positions.

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

During the six months ended June 30, 2021, the Trust accrued management fees in the amount of $2,855,439 and paid management fees in the amount of $2,839,411. During the six months ended June 30, 2021, the Trust accrued sales commissions in the amount of $2,550,570 and paid sales commissions in the amount of $2,541,339.  During the six months ended June 30, 2021, the Trust accrued performance fees in the amount of $54,801 and paid performance fees in the amount of $1,270.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2022 and December 31, 2021 and the trading gains/losses by market category for the six months ended June 30, 2022 and the year ended December 31, 2021.

	June 30, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	0.22%
Commodities	0.62%	12.76%
Foreign Exchange	1.06%	15.24%
Interest Rates	0.78%	10.89%
Equity Indices	0.51%	1.10%
Aggregate/Total	1.64%	40.21%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2022.

Of the 34.80% return for the six months ended June 30, 2022 for Series A, approximately 40.21% was due to trading gains (before commissions) and approximately (0.05)% due to investment loss, offset by approximately (5.36)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series A.

Of the 34.28% return for the six months ended June 30, 2022 for Series B, approximately 40.21% was due to trading gains (before commissions) and approximately (0.05)% due to investment loss, offset by approximately (5.88)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 30.02% return for the six months ended June 30, 2022 for Series D, approximately 40.21% was due to trading gains (before commissions) and approximately (0.05)% due to investment loss, offset by approximately (10.14)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 32.63% return for the six months ended June 30, 2022 for Series W, approximately 40.21% was due to trading gains (before commissions) and approximately (0.05)% due to investment loss, offset by approximately (7.53)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.07%	(0.59)%
Commodities	0.91%	11.16%
Foreign Exchange	0.90%	8.25%
Interest Rates	0.58%	(9.78)%
Equity Indices	0.92%	8.89%
Aggregate/Total	2.09%	17.93%

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2022 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2022.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 25, 2022.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of June 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2022 and 2021, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months and Six Months Ended June 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2022 and 2021, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of June 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2022 and 2021, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months and Six Months Ended June 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2022 and 2021, (vii) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 12, 2022	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer