Form 10-Q
period 2022-09-30
CAMPBELL FUND TRUST
filed 2022-11-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

The Registrant has no voting stock. As of September 30, 2022, there were 86,297.936 Series A Units, 10,156.916 Series B Units, 13,444.989 Series D Units, and 11,209.346 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$25,617,427	5.22%
	Equipment Loans	2,946,283	0.60%
	Total Asset Backed Securities (cost $28,808,597)	28,563,710	5.82%

	Bank Deposits
	United States
	Financials (cost $5,950,735)	5,926,372	1.21%
	Total Bank Deposits (cost $5,950,735)	5,926,372	1.21%

	Commercial Paper
	France
	Financials (cost $2,953,674)	2,951,392	0.60%
	Sweden
	Financials (cost $2,792,470)	2,787,884	0.57%
	United Kingdom
	Financials (cost $8,956,851)	8,954,782	1.82%
	United States
	Consumer Discretionary	24,051,903	4.90%
	Consumer Staples	11,991,950	2.44%
	Financials	55,564,759	11.31%
	Industrials	8,576,745	1.75%
	Real Estate	20,601,227	4.19%
	Technology	24,720,933	5.03%
	Utilities	34,465,215	7.02%
	Total United States (cost $180,027,536)	179,972,732	36.64%
	Total Commercial Paper (cost $194,730,531)	194,666,790	39.63%

	Corporate Bonds
	Australia
	Financials (cost $3,915,129)	3,911,296	0.80%
	Canada
	Energy	1,968,145	0.40%
	Financials	14,364,289	2.92%
	Total Canada (cost $16,600,166)	16,332,434	3.32%
	Germany
	Consumer Discretionary	1,174,033	0.24%
	Industrials	1,959,852	0.40%
	Total Germany (cost $3,140,718)	3,133,885	0.64%
	Spain
	Financials (cost $2,599,998)	2,533,337	0.52%
	Switzerland
	Financials (cost $3,579,862)	3,510,123	0.71%
	United Kingdom
	Financials (cost $1,892,764)	$1,838,732	0.37%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$6,830,810	1.39%
	Consumer Staples	1,173,158	0.24%
	Energy	5,980,602	1.22%
	Financials	19,002,448	3.87%
	Health Care	6,501,857	1.32%
	Industrials	7,316,508	1.49%
	Materials	2,797,600	0.57%
	Real Estate	2,105,044	0.43%
	Technology	3,748,479	0.76%
	Utilities	6,817,470	1.39%
	Total United States (cost $63,219,173)	62,273,976	12.68%
	Total Corporate Bonds (cost $94,947,810)	93,533,783	19.04%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$5,160,000	U.S. Treasury Bills Due 10/13/2022 (1)	5,156,326	1.05%
$500,000	U.S. Treasury Bills Due 10/20/2022 (1)	499,408	0.10%
$29,900,000	U.S. Treasury Bills Due 11/10/2022 (1)	29,814,337	6.07%
$14,600,000	U.S. Treasury Bills Due 12/15/2022 (1)	14,517,130	2.96%
	Total Government And Agency Obligations (cost $49,977,121)	49,987,201	10.18%
	Total Fixed Income Securities (cost $374,414,794) (2)	$372,677,856	75.88%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $49,987,201 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022 (Unaudited)

SHORT TERM INVESTMENTS

Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $103,542)	$103,542	0.02%
Total Short Term Investments (cost $103,542)	$103,542	0.02%

LONG FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(3,470,025)	(0.71)%
Energy	(181,572)	(0.04)%
Metals	(9,940,757)	(2.02)%
Stock indices	(271,130)	(0.06)%
Short-term interest rates	71,211	0.01%
Long-term interest rates	(416,846)	(0.08)%
Net unrealized gain (loss) on long futures contracts	(14,209,119)	(2.90)%

SHORT FUTURES CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Agriculture	(1,481,602)	(0.30)%
Energy	685,247	0.14%
Metals	9,942,614	2.02%
Stock indices	5,097,536	1.04%
Short-term interest rates	3,837,569	0.78%
Long-term interest rates	1,450,461	0.30%
Net unrealized gain (loss) on short futures contracts	19,531,825	3.98%
Net unrealized gain (loss) on open futures contracts	$5,322,706	1.08%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$(42,463,335)	(8.65)%
Various short forward currency contracts	59,555,906	12.12%
Net unrealized gain (loss) on open forward currency contracts	$17,092,571	3.47%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - Buy protection (net cost $119,563) (3)	$(158,136)	(0.03)%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - Pay fixed (net proceeds $1,321,198) (4)	$(77,959)	(0.02)%

(3)
Includes $163,774 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $50,535 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021 (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Equity in futures brokers trading accounts
Cash	$49,540,785	$33,259,944
Restricted cash	0	2,296,459
Fixed income securities (cost $49,977,121 and $33,254,967, respectively)	49,987,201	33,251,705
Net unrealized gain (loss) on open futures contracts	5,322,706	593,153
Total equity in futures brokers trading accounts	104,850,692	69,401,261

Cash and cash equivalents	10,817,054	2,650,894
Cash at interbank market maker	20,561,939	11,026,620
Restricted cash at interbank market maker	7,982,239	26,299,559
Short term investments (cost $103,542 and $16,805,816, respectively)	103,542	16,805,816
Cash at swaps broker	10,893,344	9,578,262
Restricted cash at swaps broker	5,571,827	988,951
Fixed income securities (cost $324,437,673 and $164,472,309, respectively)	322,690,655	164,396,886
Credit default index swaps	5,638	19,631
Due from swaps broker	4,245	60,858
Net unrealized gain on open forward currency contracts	17,092,571	0
Interest receivable	736,162	160,341
Subscriptions receivable	332,820	0
Total assets	$501,642,728	$301,389,079

LIABILITIES
Accounts payable	$187,829	$164,328
Management fee payable	818,692	495,742
Net unrealized loss on open forward currency contracts	0	1,777,975
Interest rate swaps	128,494	0
Accrued commissions and other trading fees on open contracts	38,573	38,562
Offering costs payable	184,598	110,066
Sales commission payable	662,650	420,687
Performance fee payable	8,239,946	0
Redemptions payable	196,230	999,500
Total liabilities	10,457,012	4,006,860

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 86,297.936 and 76,728.203 units outstanding at September 30, 2022 and December 31, 2021	363,914,809	222,737,822
Series B Units – Redeemable
Other Unitholders - 10,156.916 and 10,247.759 units outstanding at September 30, 2022 and December 31, 2021	47,216,643	32,886,235
Series D Units – Redeemable
Other Unitholders - 13,444.989 and 6,875.564 units outstanding at September 30, 2022 and December 31, 2021	22,584,283	8,222,341
Series W Units – Redeemable
Other Unitholders - 11,209.346 and 9,386.736 units outstanding at September 30, 2022 and December 31, 2021	57,469,981	33,535,821
Total unitholders’ capital (Net Asset Value)	491,185,716	297,382,219
Total liabilities and unitholders’ capital (Net Asset Value)	$501,642,728	$301,389,079

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$12,935,168	$4,554,366	$89,739,889	$46,945,515
Change in unrealized	5,106,899	(4,492,391)	4,729,553	(13,358,341)
Brokerage commissions	(389,967)	(607,561)	(1,093,431)	(1,773,360)
Net gain (loss) from futures trading	17,652,100	(545,586)	93,376,011	31,813,814

Forward currency trading gains (losses)
Realized	21,056,227	(8,095,369)	56,273,970	11,462,922
Change in unrealized	5,254,912	7,076,126	18,870,546	1,824,883
Brokerage commissions	(74,604)	(106,196)	(193,788)	(263,928)
Net gain (loss) from forward currency trading	26,236,535	(1,125,439)	74,950,728	13,023,877

Swap trading gains (losses)
Realized	1,799,372	660,156	3,405,812	(2,886,435)
Change in unrealized	678,463	400,312	1,170,489	(681,914)
Net gain (loss) from swap trading	2,477,835	1,060,468	4,576,301	(3,568,349)
Total net trading gain (loss)	46,366,470	(610,557)	172,903,040	41,269,342

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,329,907	201,884	3,587,446	733,434
Realized gain (loss) on fixed income securities	75,027	(82,709)	(41,438)	(210,930)
Change in unrealized gain (loss) on fixed income securities	(339,189)	(26,791)	(1,658,253)	(217,451)
Total investment income (loss)	2,065,745	92,384	1,887,755	305,053

Expenses
Management fee	2,308,117	1,472,367	6,104,905	4,327,806
Performance fee	8,266,281	0	20,426,740	54,801
Operating expenses	287,173	218,177	765,515	624,644
Sales commission	1,968,933	1,308,308	5,249,614	3,858,879
Total expenses	12,830,504	2,998,852	32,546,774	8,866,130
Net investment income (loss)	(10,764,759)	(2,906,468)	(30,659,019)	(8,561,077)
NET INCOME (LOSS)	$35,601,711	$(3,517,025)	$142,244,021	$32,708,265

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$311.59	$(36.55)	$1,318.95	$314.15
Series B	$339.06	$(40.22)	$1,440.32	$351.88
Series D	$132.49	$(11.43)	$482.51	$126.41
Series W	$398.72	$(26.42)	$1,561.21	$432.40

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$303.67	$(40.22)	$1,314.01	$306.42
Series B	$339.38	$(40.35)	$1,439.60	$349.01
Series D	$124.82	$(12.76)	$483.87	$125.40
Series W	$388.36	$(31.33)	$1,554.29	$422.39

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	83,608.776	77,038.130	80,750.329	78,762.657
Series B	10,183.328	10,675.883	10,210.510	10,926.355
Series D	12,293.975	4,844.070	9,944.019	4,743.907
Series W	11,207.605	8,186.591	10,398.207	8,142.531

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$142,244,021	$32,708,265
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(23,112,335)	12,432,823
(Increase) decrease in interest receivable	(575,821)	(22,102)
(Increase) decrease in due from swaps broker	56,613	(10,219)
Increase (decrease) in accounts payable and accrued expenses	8,828,371	503,896
Net purchases from swap broker	1,312,975	(893,409)
Purchases of investments	(3,145,661,537)	(2,074,582,275)
Sales/maturities of investments	2,985,676,294	2,071,012,999
Net cash from (for) operating activities	(31,231,419)	41,149,978

Cash flows from (for) financing activities
Addition of units	63,499,979	9,439,868
Redemption of units	(11,707,974)	(34,053,806)
Offering costs paid	(1,294,087)	(953,137)
Net cash from (for) financing activities	50,497,918	(25,567,075)

Net increase (decrease) in cash, cash equivalents and restricted cash	19,266,499	15,582,903

Cash, cash equivalents and restricted cash at beginning of period	86,100,689	68,603,522
Cash, cash equivalents and restricted cash at end of period	$105,367,188	$84,186,425

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$49,540,785	$33,259,944
Restricted cash	0	2,296,459
Cash and cash equivalents	10,817,054	2,650,894
Cash at interbank market maker	20,561,939	11,026,620
Restricted cash at interbank market maker	7,982,239	26,299,559
Cash at swaps broker	10,893,344	9,578,262
Restricted cash at swaps broker	5,571,827	988,951
Total cash, cash equivalents and restricted cash at end of period	$105,367,188	$86,100,689

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2022

Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss) for the three months ended March 31, 2022		46,544,538		6,605,252
Additions	4,143.585	13,531,965	6.169	21,994
Redemptions	(973.220)	(3,069,663)	(25.462)	(87,348)
Offering costs		(314,386)		0
Balances at March 31, 2022	79,898.568	$279,430,276	10,228.466	$39,426,133

Net income (loss) for the three months ended June 30, 2022		33,909,878		4,648,364
Additions	3,498.957	13,327,329	6.611	27,663
Redemptions	(628.745)	(2,375,787)	(38.577)	(162,002)
Offering costs		(393,326)		0
Balances at June 30, 2022	82,768.780	$323,898,370	10,196.500	$43,940,158

Net income (loss) for the three months ended September 30, 2022		26,051,432		3,452,770
Additions	4,059.549	16,511,129	6.765	29,996
Redemptions	(530.393)	(2,120,347)	(46.349)	(206,281)
Offering costs		(425,775)		0
Balances at September 30, 2022	86,297.936	$363,914,809	10,156.916	$47,216,643

Nine Months Ended September 30, 2021

Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss) for the three months ended March 31, 2021		12,889,369		2,011,419
Additions	279.528	735,305	6.6460	19,012
Redemptions	(6,130.245)	(15,787,255)	(361.739)	(1,028,841)
Offering costs		(265,637)		0
Balances at March 31, 2021	78,074.744	$214,095,625	11,025.893	$33,298,346

Net income (loss) for the three months ended June 30, 2021		14,669,516		2,262,828
Additions	574.754	1,654,820	6.670	21,349
Redemptions	(1,497.403)	(4,344,473)	(290.812)	(917,357)
Offering costs		(283,088)		0
Balances at June 30, 2021	77,152.095	$225,792,400	10,741.751	$34,665,166

Net income (loss) for the three months ended September 30, 2021		(2,815,919)		(429,430)
Additions	902.679	2,622,514	6.548	21,028
Redemptions	(1,132.859)	(3,292,625)	(164.642)	(528,895)
Offering costs		(281,348)		0
Balances at September 30, 2021	76,921.915	$222,025,022	10,583.657	$33,727,869

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$4,216.96	$3,913.29	$3,497.31	$2,902.95

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$2,886.37	$2,926.59	$2,742.19	$2,579.95

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$4,648.72	$4,309.34	$3,854.55	$3,209.12

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$3,186.79	$3,227.14	$3,020.01	$2,837.78

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2022

Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219
Net income (loss) for the three months ended March 31, 2022		1,558,591		6,346,406	61,054,787
Additions	2,244.108	2,918,655	956.930	3,900,008	20,372,622
Redemptions	0.000	0	(70.953)	(300,000)	(3,457,011)
Offering costs		(12,943)		(47,669)	(374,998)
Balances at March 31, 2022	9,119.672	$12,686,644	10,272.713	$43,434,566	$374,977,619

Net income (loss) for the three months ended June 30, 2022		1,610,591		5,418,690	45,587,523
Additions	2,567.837	3,894,936	950.411	4,376,182	21,626,110
Redemptions	0.000	0	(127.820)	(591,658)	(3,129,447)
Offering costs		(18,945)		(61,427)	(473,698)
Balances at June 30, 2022	11,687.509	$18,173,226	11,095.304	$52,576,353	$438,588,107

Net income (loss) for the three months ended September 30, 2022		1,628,864		4,468,645	35,601,711
Additions	1,757.480	2,807,129	520.174	2,485,813	21,834,067
Redemptions	0.000	0	(406.132)	(1,991,618)	(4,318,246)
Offering costs		(24,936)		(69,212)	(519,923)
Balances at September 30, 2022	13,444.989	$22,584,283	11,209.346	$57,469,981	$491,185,716

Nine Months Ended September 30, 2021

Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss) for the three months ended March 31, 2021		328,699		1,753,804	16,983,291
Additions	176.974	200,000	158.300	500,003	1,454,320
Redemptions	(240.143)	(259,827)	(366.182)	(1,159,095)	(18,235,018)
Offering costs		(6,311)		(32,265)	(304,213)
Balances at March 31, 2021	4,694.770	$5,305,615	8,050.811	$26,764,486	$279,464,072

Net income (loss) for the three months ended June 30, 2021		326,345		1,983,310	19,241,999
Additions	167.076	199,020	116.614	410,001	2,285,190
Redemptions	(129.980)	(154,811)	(124.443)	(442,227)	(5,858,868)
Offering costs		(7,030)		(35,614)	(325,732)
Balances at June 30, 2021	4,731.866	$5,669,139	8,042.982	$28,679,956	$294,806,661

Net income (loss) for the three months ended September 30, 2021		(55,376)		(216,300)	(3,517,025)
Additions	1,052.721	1,250,053	537.582	1,904,001	5,797,596
Redemptions	(17.209)	(20,399)	(119.507)	(425,470)	(4,267,389)
Offering costs		(7,249)		(36,484)	(325,081)
Balances at September 30, 2021	5,767.378	$6,836,168	8,461.057	$29,905,703	$292,494,762

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$1,679.75	$1,554.93	$1,391.13	$1,195.88

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$1,185.32	$1,198.08	$1,130.11	$1,059.92

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$5,126.97	$4,738.61	$4,228.15	$3,572.68

September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
$3,534.51	$3,565.84	$3,324.45	$3,112.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,913.29	$2,926.59	$2,902.95	$2,579.95

Income (loss) from operations:
Total net trading gains (losses) (1)	406.06	(6.10)	1,599.86	404.38
Net investment income (loss) (1)	(97.30)	(30.47)	(271.81)	(87.42)
Total net income (loss) from operations	308.76	(36.57)	1,328.05	316.96
Offering costs (1)	(5.09)	(3.65)	(14.04)	(10.54)
Net asset value per unit at end of period	$4,216.96	$2,886.37	$4,216.96	$2,886.37
Total Return (4)	7.76%	1.37%	45.26%	11.88%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.28%	4.37%	4.35%
Performance fee (4)	1.80%	0.00%	4.67%	0.00%
Total expenses	6.12%	4.28%	9.04%	4.35%
Net investment income (loss) (2),(3)	(2.52)%	(4.16)%	(3.75)%	(4.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,309.34	$3,227.14	$3,209.12	$2,837.78

Income (loss) from operations:
Total net trading gains (losses) (1)	446.84	(6.74)	1,762.51	445.38
Net investment income (loss) (1)	(107.46)	(33.61)	(322.91)	(96.37)
Total net income (loss) from operations	339.38	(40.35)	1,439.60	349.01
Net asset value per unit at end of period	$4,648.72	$3,186.79	$4,648.72	$3,186.79
Total Return (4)	7.88%	(1.25)%	44.86%	12.30%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.28%	4.40%	4.34%
Performance fee (4)	1.82%	0.00%	5.28%	0.00%
Total expenses	6.14%	4.28%	9.68%	4.34%
Net investment income (loss) (2),(3)	(2.52)%	(4.16)%	(3.80)%	(4.20)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,554.93	$1,198.08	$1,195.88	$1,059.92

Income (loss) from operations:
Total net trading gains (losses) (1)	162.27	(2.52)	637.86	166.44
Net investment income (loss) (1)	(35.42)	(8.74)	(148.28)	(36.70)
Total net income (loss) from operations	126.85	(11.26)	489.58	129.74
Offering costs (1)	(2.03)	(1.50)	(5.71)	(4.34)
Net asset value per unit at end of period	$1,679.75	$1,185.32	$1,679.75	$1,185.32
Total Return (4)	8.03%	(1.07)%	40.46%	11.83%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.04%	3.08%	3.01%	3.08%
Performance fee (4)	1.90%	0.00%	8.08%	1.01%
Total expenses	4.94%	3.08%	11.09%	4.09%
Net investment income (loss) (2),(3)	(1.24)%	(2.96)%	(2.28)%	(2.93)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,738.61	$3,565.84	$3,572.68	$3,112.12

Income (loss) from operations:
Total net trading gains (losses) (1)	492.68	(7.53)	1,950.25	490.27
Net investment income (loss) (1)	(98.14)	(19.34)	(378.81)	(55.06)
Total net income (loss) from operations	394.54	(26.87)	1,571.44	435.21
Offering costs (1)	(6.18)	(4.46)	(17.15)	(12.82)
Net asset value per unit at end of period	$5,126.97	$3,534.51	$5,126.97	$3,534.51
Total Return (4)	8.20%	(0.88)%	43.50%	13.57%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.28%	2.32%	2.31%	2.32%
Performance fee (4)	1.91%	0.00%	7.27%	0.00%
Total expenses	4.19%	2.32%	9.58%	2.32%
Net investment income (loss) (2),(3)	(0.48)%	(2.16)%	(1.65)%	(2.17)%

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
  SEPTEMBER 30, 2022 (Unaudited)

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
  SEPTEMBER 30, 2022 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2022 and December 31, 2021, and for the periods ended September 30, 2022 and 2021 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	Fair Value at September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$103,542	$0	$0	$103,542
Fixed income securities	0	372,677,856	0	372,677,856

Other Financial Instruments
Exchange-traded futures contracts	5,322,706	0	0	5,322,706
Forward currency contracts	0	17,092,571	0	17,092,571
Credit default index swap contracts	0	(158,136)	0	(158,136)
Interest rate swap contracts	0	(77,959)	0	(77,959)
Total	$5,426,248	$389,534,332	$0	$394,960,580

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,805,816	$0	$0	$16,805,816
Fixed income securities	0	197,648,591	0	197,648,591

Other Financial Instruments
Exchange-traded futures contracts	593,153	0	0	593,153
Forward currency contracts	0	(1,777,975)	0	(1,777,975)
Credit default index swap contracts	0	3,214,681	0	3,214,681
Total	$17,398,969	$199,085,297	$0	$216,484,266

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2019 through 2022 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company is $226,134 and $270,988 for Series A units, $141,032 and $106,480 for Series D units and $306,731 and $285,076 for Series W units, respectively.

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

J. Recently Issued Accounting Pronouncements

In April 2020, the FASB issued ASU-2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of the London Interbank Offered Rate (“LIBOR”) and other Interbank offered rates (IBORs). In November 2020, United States and United Kingdom regulators made announcements planning to cease publication of overnight, one-month, three-month, nine-month and one-year LIBOR and IBOR tenors after June 2023. As such, management has completed the transition of the affected rates and evaluated any future impact to be immaterial to the Trust.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

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
  SEPTEMBER 30, 2022 (Unaudited)

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
  SEPTEMBER 30, 2022 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2022. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2022 and 2021, Campbell & Company received redemption fees of $0 and $787, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust buys credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts purchased by the Trust by their maturity for contracts which are outstanding at September 30, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At September 30, 2022, the carrying value of such credit derivative contracts purchased was $158,136. At December 31, 2021, the carrying value of such credit derivative contracts sold was $3,214,681.

	September 30, 2022	December 31, 2021
Credit Default Index Swaps	Maturity Date: December 2027	Maturity Date: December 2026
Investment grade	$4,427,460	$42,813,968
Non-investment grade	2,285,180	37,631,729
Total	$6,712,640	$80,445,697

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2022 and December 31, 2021 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2022 Fair Value	Liability Derivatives at September 30, 2022 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$786,688	$(5,738,315)	$(4,951,627)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	897,622	(393,947)	503,675
Metal Contracts	Net unrealized gain (loss) on open futures contracts	10,809,812	(10,807,955)	1,857
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,176,680	(350,274)	4,826,406
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,002,666	(93,886)	3,908,780
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,669,934	(636,319)	1,033,615
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	65,881,724	(48,789,153)	17,092,571
Credit Default Index Swap Contracts**	Credit default index swaps	0	(158,136)	(158,136)
Interest Rate Swap Contracts**	Interest rate swaps	2,549,061	(2,627,020)	(77,959)
Totals		$91,774,187	$(69,595,005)	$22,179,182

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2022 and 2021 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2022	Trading Gains (Losses) for the Three Months Ended September 30, 2021
Agriculture Contracts	$(2,073,812)	$(2,117,388)
Energy Contracts	(6,630,220)	3,244,110
Metal Contracts	2,998,702	407,512
Stock Indices Contracts	5,386,513	570,182
Short-Term Interest Rate Contracts	12,893,245	(10,424)
Long-Term Interest Rate Contracts	5,467,639	(2,032,017)
Forward Currency Contracts	26,311,139	(1,019,242)
Credit Default Index Swap Contracts	(524,041)	3,030
Interest Rate Swap Contracts	3,001,876	1,057,437
Total	$46,831,041	$103,200

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2022	Trading Gains (Losses) for the Nine Months Ended September 30, 2021
Agriculture Contracts	$6,363,678	$11,911,128
Energy Contracts	16,737,144	17,238,164
Metal Contracts	8,828,009	2,517,362
Stock Indices Contracts	9,745,805	19,296,167
Short-Term Interest Rate Contracts	17,293,993	(3,565,052)
Long-Term Interest Rate Contracts	35,500,813	(13,810,593)
Forward Currency Contracts	75,144,516	13,287,804
Credit Default Index Swap Contracts	(4,748,190)	967,575
Interest Rate Swap Contracts	9,324,491	(4,535,925)
Total	$174,190,259	$43,306,630

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2022	Trading Gains (Losses) for the Three Months Ended September 30, 2021
Futures trading gains (losses):
Realized**	$12,935,168	$4,554,366
Change in unrealized	5,106,899	(4,492,391)
Forward currency trading gains (losses):
Realized**	21,056,227	(8,095,369)
Change in unrealized	5,254,912	7,076,126
Swap trading gains (losses):
Realized	1,799,372	660,156
Change in unrealized	678,463	400,312
Total	$46,831,041	$103,200

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2022	Trading Gains (Losses) for the Nine Months Ended September 30, 2021
Futures trading gains (losses):
Realized***	$89,739,889	$46,945,515
Change in unrealized	4,729,553	(13,358,341)
Forward currency trading gains (losses):
Realized***	56,273,970	11,462,922
Change in unrealized	18,870,546	1,824,883
Swap trading gains (losses):
Realized***	3,405,812	(2,886,435)
Change in unrealized	1,170,489	(681,914)
Total	$174,190,259	$43,306,630

**
For the three months ended September 30, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(198,324) and $122,452, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(3,752,735) and $643,572, respectively.

***
For the nine months ended September 30, 2022 and 2021, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(17,703) and $160,751, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(1,112,618) and $374,085, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

For the three months ended September 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 35,900 and 58,900, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $3,152,300,000 and $7,818,600,000, respectively; and the monthly average of notional value of forward currency contracts was $3,461,000,000 and $3,941,100,000, respectively.

For the nine months ended September 30, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 33,100 and 57,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $1,987,000,000 and $6,067,200,000, respectively; and the monthly average of notional value of forward currency contracts was $3,229,100,000 and $3,185,800,000, respectively.

Open contracts generally mature within three months; as of September 30, 2022, the latest maturity date for open futures contracts is December 2023 and the latest maturity date for open forward currency contracts is December 2022. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2027.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2022 and December 31, 2021 was $49,987,201 and $33,251,705, respectively, which equals approximately 10% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at September 30, 2022 and December 31, 2021 was restricted cash for margin requirements of $13,554,066 and $29,584,969, respectively, which equals approximately 3% and 10% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,708,732	$(9,225,539)	$2,483,193
Futures contracts	Goldman, Sachs & Co.	11,634,670	(8,795,157)	2,839,513
Forward currency contracts	NatWest Markets Plc	65,881,724	(48,789,153)	17,092,571
Centrally cleared swap contracts*	Centrally Cleared	2,549,061	(2,549,061)	0
Total derivatives		$91,774,187	$(69,358,910)	$22,415,277

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,483,193	$0	$0	$2,483,193
Goldman, Sachs & Co.	2,839,513	0	0	2,839,513
NatWest Markets Plc	17,092,571	0	0	17,092,571
Centrally Cleared	0	0	0	0
Total	$22,415,277	$0	$0	$22,415,277

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,225,539	$(9,225,539)	$0
Futures contracts	Goldman, Sachs & Co.	8,795,157	(8,795,157)	0
Forward currency contracts	NatWest Markets Plc	48,789,153	(48,789,153)	0
Centrally cleared swap contracts	Centrally Cleared	2,785,156	(2,549,061)	236,095
Total derivatives		$69,595,005	$(69,358,910)	$236,095

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2022
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	236,095	0	(236,095)	0
Total	$236,095	$0	$(236,095)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2021
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$6,465,894	$(6,446,733)	$19,161
Futures contracts	Goldman, Sachs & Co.	6,338,333	(5,764,341)	573,992
Forward currency contracts	NatWest Markets Plc	15,205,088	(15,205,088)	0
Centrally cleared swap contracts*	Centrally Cleared	3,700,832	(486,151)	3,214,681
Total derivatives		$31,710,147	$(27,902,313)	$3,807,834

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2022 (Unaudited)

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
  SEPTEMBER 30, 2022 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2022 and December 31, 2021, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2022 and 2021, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2022 and December 31, 2021, the results of operations and financial highlights for the three months and nine months ended September 30, 2022 and 2021, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, the aggregate capitalization of the Trust was $491,185,716 with Series A, Series B, Series D and Series W comprising $363,914,809, $47,216,643, $22,584,283 and $57,469,981, respectively, of the total. The Net Asset Value per Unit was $4,216.96 for Series A, $4,648.72 for Series B, $1,679.75 for Series D and $5,126.97 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2022 and 2021 for Series A were 45.26% and 11.88%, Series B were 44.86% and 12.30%, Series D were 40.46% and 11.83% and Series W were 43.50% and 13.57%, respectively.

2022 (For the Nine Months Ended September 30)

Of the 45.26% return for the nine months ended September 30, 2022 for Series A, approximately 53.31% was due to trading gains (before commissions), approximately 0.46% due to investment income and approximately (8.51)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series A.

Of the 44.86% return for the nine months ended September 30, 2022 for Series B, approximately 53.31% was due to trading gains (before commissions) approximately 0.46% due to investment income and approximately (8.91)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 40.46% return for the nine months ended September 30, 2022 for Series D, approximately 53.31% was due to trading gains (before commissions) approximately 0.46% due to investment income and approximately (13.31)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 43.50% return for the nine months ended September 30, 2022 for Series W, approximately 53.31% was due to trading gains (before commissions) approximately 0.46% due to investment income and approximately (10.27)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2022, the Trust accrued management fees in the amount of $6,104,905 and paid management fees in the amount of $5,781,955. During the nine months ended September 30, 2022, the Trust accrued sales commissions in the amount of $5,249,614 and paid sales commissions in the amount of $5,007,651. During the nine months ended September 30, 2022, the Trust accrued performance fees in the amount of $20,426,740 and paid performance fees in the amount of $12,186,794.

An analysis of the 53.31% gross trading gains for the Trust for the nine months ended September 30, 2022 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.86%
Commodities	11.79%
Foreign Exchange	22.33%
Interest Rates	15.89%
Equity Indices	2.44%
53.31%

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

The Trust produced a loss in July. Losses came from interest rate and foreign exchange (FX) holdings, while commodity positions produced some partially offsetting gains. The stock and credit sectors had little P&L impact. Interest rate positions produced the largest losses for the Trust with declines most notable in long-dated instruments. Bonds rallied (yields fell) amid ongoing fears that tightening monetary policy will drag leading economies into recession. Net short positioning on US Treasuries produced losses as prices jumped after two consecutive quarters of negative GDP confirmed the US economy is in technical recession. Despite a surprise full percentage point rate hike from the Bank of Canada, short positioning in Canada 10-year bonds added to losses after a softer inflation print blunted the case for another 100bps hike, which sent bond prices higher. Foreign exchange trading produced additional losses for the Trust. A short position on the Japanese yen was a detractor for the Trust as the JPY experienced strong gains versus the dollar following the weaker US data and the prospects of a less aggressive Fed. Partially offsetting gains were experienced in the euro as EURUSD reached parity for the first time since 2002 on back of the energy crisis in Europe and a series of poor European data. Commodity trading generated profits for the Trust during the month. Short wheat positioning provided the best sub-sector gains as the grain traded lower on strong US crop expectations, which could help relieve global supply shortfalls caused by turmoil in the Black Sea region. A short sugar position also produced gains as prices fell amid lingering global demand uncertainty and healthy supply expectations from Brazil. Global stock index trading had little P&L impact as gains made on European and Asian stock holdings were overwhelmed by losses sustained from the North American region. Stock indices advanced in July as easing rate rise expectations and generally strong big tech earnings sparked a broad-based rally.

The Trust produced a gain in August. Profits came from interest rate and foreign exchange (FX) holdings, while commodities and credit index positions produced some partially offsetting losses during the month. The stock index sector had little P&L impact. Interest rate positions produced the largest gains for the Trust in August. Bond yields surged (prices fell) as hawkish commentary from policymakers heightened fears of aggressive monetary policy action aimed at curtailing inflation, despite the risk of dragging economies into recession. Short positioning on Canadian bonds, US Treasuries, and UK gilts led gains. Canadian bonds fell after core inflation rose to a record 5.3% while US Treasury prices declined after a chorus of Fed officials reiterated their resolve to keep hiking rates and to maintain a restrictive stance “for some time.” Foreign exchange trading produced additional gains. August saw a steady rally in the greenback throughout the month and the Trust’s long US dollar positions benefited, especially against the developed market currencies. A short position on the Japanese yen was the largest FX contributor as a hawkish approach from the Fed, coupled with the continued easing policy from the Bank of Japan, caused the yen to resume its weakening trend versus the USD. Commodity holdings produced some offsetting losses for the Trust. Long energy positions generated the largest sector losses as energy markets came under pressure on global recession worries. Short precious metal positioning created some of the best offsetting profits within the commodities sector as a continually hawkish Fed, the stronger US dollar, and rising Treasury yields weighed on metal prices. Credit trading was unprofitable as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment. Stock index trading had little P&L impact as gains made on North American stock index holdings were overwhelmed by losses sustained from the Asian region; European positions had a negligible impact. The global equities markets sold-off in the latter half of the month on expectations of tighter global monetary policy conditions.

The Trust, which consists of momentum, macro, and short-term strategies, produced a gain in September.  Profits came from foreign exchange (FX), interest rate, and stock holdings, while commodities and credit index positions produced some partially offsetting losses during the month.
FX positions produced the largest gains for the Trust in September.  The US dollar experienced a sharp rally during the month and the Trust’s long USD positions benefited, especially against shorts in the developed market currencies.  The narrative in FX was dominated by the US Federal Reserve hiking rates and the greenback serving as a high yielding safe-haven asset.  The largest gains came from shorts on the Norwegian krone (versus long USD), which weakened amid the worsening European oil and gas crisis. Interest rate positions generated additional profits.  Aggressive monetary policy around the globe, elevated inflation, and the European energy crisis pressured bond prices and produced gains for short positioning on fixed income instruments.  Partially offsetting losses came from long Gilt positioning.  UK yields surged (prices fell) after British policy makers announced sweeping tax reform and the market braced for an onslaught of bond supply and aggressive rate hikes. Short stock index positioning also produced gains for the Trust during the month. Investors shed risk assets, sending benchmarks lower across the globe, amid the tightening of financial conditions driven by unrelenting global rate hikes aimed at containing inflation. Commodity holdings detracted from the Trust during September. Some long positioning, namely in cotton, energies, and industrial metals, produced losses as commodities generally underperformed on the back of the weakening demand outlook, heightened global recession fears, and the rapidly strengthening US dollar.  Wheat prices were an exception and rose during the month as supply worries amid war risks outweighed the stronger dollar, and hurt our short positioning. Credit trading was unprofitable as short protection positions generated losses as US and European credit spreads widened amid the risk-off environment.

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

During the nine months ended September 30, 2021, the Trust accrued management fees in the amount of $4,327,806 and paid management fees in the amount of $4,321,771. During the nine months ended September 30, 2021, the Trust accrued sales commissions in the amount of $3,858,879 and paid sales commissions in the amount of $3,850,853.  During the nine months ended September 30, 2021, the Trust accrued performance fees in the amount of $54,801 and paid performance fees in the amount of $54,801.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2022 and December 31, 2021 and the trading gains/losses by market category for the nine months ended September 30, 2022 and the year ended December 31, 2021.

	September 30, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.04%	0.86%
Commodities	0.57%	11.79%
Foreign Exchange	1.00%	22.33%
Interest Rates	0.65%	15.89%
Equity Indices	0.37%	2.44%
Aggregate/Total	1.68%	53.31%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2022.

Of the 45.26% return for the nine months ended September 30, 2022 for Series A, approximately 53.31% was due to trading gains (before commissions), approximately 0.46% due to investment income and approximately (8.51)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series A.

Of the 44.86% return for the nine months ended September 30, 2022 for Series B, approximately 53.31% was due to trading gains (before commissions) approximately 0.46% due to investment income and approximately (8.91)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 40.46% return for the nine months ended September 30, 2022 for Series D, approximately 53.31% was due to trading gains (before commissions) approximately 0.46% due to investment income and approximately (13.31)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 43.50% return for the nine months ended September 30, 2022 for Series W, approximately 53.31% was due to trading gains (before commissions) approximately 0.46% due to investment income and approximately (10.27)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2022 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2022.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of September 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2022 and 2021, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2022 and 2021, (vii) Notes to Financial Statements.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2022 and December 31, 2021, (ii) Statements of Financial Condition As of September 30, 2022 and December 31, 2021, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2022 and 2021, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2022 and 2021, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2022 and 2021, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 14, 2022	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer