Form 10-K
period 2022-12-31
CAMPBELL FUND TRUST
filed 2023-03-24
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

The Registrant has no voting stock. As of February 28, 2023, there were 91,201.331 Series A Units, 10,001.574 Series B Units, 15,099.010 Series D Units and 11,535.710 Series W Units of Beneficial Interest issued and outstanding.

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

As of December 31, 2022, the aggregate capitalization of the Trust was $476,068,601 with Series A, Series B, Series D and Series W comprising $352,416,060, $43,597,613, $23,615,197 and $56,439,731, respectively, of the total.  The Net Asset Value per Unit was $3,948.44 for Series A, $4,358.54 for Series B, $1,577.78 for Series D and $4,824.84 for Series W.

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

The average sector allocation for each sector as of the previous six month ends through December 31, 2022 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The Trust deposits its assets which are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in a custodial account with Northern Trust Company (the “Custodian”). The assets deposited in the custodial account with the Custodian are segregated. Such custodial account constitutes approximately 40% to 80% of the Trust’s assets and is invested directly by PNC Capital Advisors, LLC (the “Cash Manager”). The Cash Manager is registered with the Securities and Exchange Commission as an investment adviser under the Invest-ment Advisers Act of 1940. The Cash Manager does not guarantee any interest or profits will accrue on the Trust’s assets in the custodial account. The Cash Manager will invest in accordance with the agreed upon investment guidelines. The Cash Manager may invest the Trust assets in: (i) U.S. government, agency, or municipal securities; (ii) banker acceptances or certificates of deposits; (iii) commercial paper or money market securities; (iv) short-term, investment-grade corporate debt securities; or (v) investment-grade, asset-backed securities.

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

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	3-Month SOFR	CAC 40 Stock Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Canola	3MTH SONIA	DAX Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
China Iron Ore 62%	Australian 90-Day Bill	DJ Euro Stoxx 50	British Pound (2)	CDX Investment Grade North American Index	Hungarian Forint
Cocoa	Australian 3-Year Bond	DJ Index	Canadian Dollar (2)	iTraxx Crossover Europe Index	Mexican Peso
Coffee	Australian 10-Year Bond	E-Mini S&P 500 ESG	Chilean Peso (3)	iTraxx Investment Grade Europe Index	New Zealand Dollar
Copper	Canadian 10-Year Bond	FTSE 100 Index	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Norwegian Krone
Corn	Canadian 90-Day Bill	FTSE China A50	Colombian Peso	New Zealand Dollar	Polish Zloty
Cotton	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Czech Koruna	Norwegian Krone	Singapore Dollar
Crude Oil	Euro-BUND	FTSE MIB Index	Euro (2)	Philippine Peso (3)	South African Rand
ECX Emissions Allowance	Euro-BOBL	FTSE Taiwan Index	Hungarian Forint	Polish Zloty	Swedish Krona
Gold	Euro-Buxl 30-Year Bond	Hang Seng China Enterprises Index	Indian Rupee (3)	Singapore Dollar	Swiss Franc
Heating Oil	Euro-OAT French 10-Year Bond	Hang Seng Index	Indonesian Rupiah	South African Rand
High Grade Copper	Euro-Schatz	IBEX35 Stock Index	Japanese Yen (2)	South Korean Won (3)
KC Hard Red-Winter Wheat	Euribor	Mini MSCI Emerging Markets	Mexican Peso	Swedish Krona
Live Cattle	Japanese 10-Year Bond	Mini MSCI EAFE Index		Swiss Franc (2)
London Brent Crude	Long Gilt	MSCI Singapore		Taiwan Dollar (3)
London Gas Oil	Treasury Notes/2-Year	NASDAQ 100 Index
NY Gasoline RBOB	Treasury Notes/5-Year	Nikkei
Natural Gas	Treasury Notes/10-Year	OMX Stock Index
Palladium	Treasury Notes/30-Year	Russell 2000 Index
Platinum	Treasury Ultra Long Bond	S&P 400 Index
Silver	Euro-Bono Spanish Gov. Bond	S&P 500 Index
Soybean Meal	Short Term Euro-BTP	STOXX Europe 600 ESG
Soybean Oil		S&P Canada 60 Index
Soybeans		SPI 200 Index
Sugar #11 (World)		SGX CNX Nifty
Wheat		TOPIX
Zinc

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

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

Currency/Cross Rates Trading

The Trust may trade currencies through cross rates trading, which is the off-exchange trading of the exchange rate between two retail currency pairs. This may include cross rates trading of the exchange rate between two currency pairs other than the U.S. Dollar. The risk of loss in cross rates trading can be substantial. Investors should be aware that cross rates transactions are not traded on an exchange, and those funds deposited with the counterparty for cross rates transactions may not receive the same protections as funds used to margin or guarantee exchange-traded futures contracts.

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

Interest Rate Swaps

An interest rate swap is an agreement between two parties to exchange one stream of interest payments for another over a set period of time.  Although there are a number of types of interest rate swaps, the most commonly traded and most liquid interest rate swaps, “plain vanilla swaps,” which exchange fixed-rate payments for floating-rate payments based on an established reference rate, usually set daily.

Interest-rate swaps involve two primary risks: interest rate risk and credit risk/counterparty risk.  Because actual interest rate movements do not always match expectations, interest rate swaps entail interest-rate risk.  For example, in a plain vanilla swap, the receiver (the counterparty receiving a fixed-rate payment stream) profits if interest rates fall and loses if interest rates rise.  Conversely, the payer (the counterparty paying a fixed-rate payment stream) profits if rates rise and loses if rates fall.  Interest rate swaps are also subject to the counterparty’s credit risk; that is, the chance that the other party to the contract will default on its obligations.  This risk has been partially mitigated by CFTC mandated, central counterparty, clearing for a significant number of interest rate swaps. However, the risk is still higher than that of investing in a “risk-free” U.S. Treasury bond.

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

OTC derivatives dealers are now required to register with the CFTC as swap dealers and, since late 2021, many have been required to register with the SEC as security-based swap dealers. Registered dealers are (or will be) subject to various regulatory requirements, including capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements have and will continue to increase the overall costs for OTC derivative dealers, which costs may be passed along to market participants including the Trust. The full impact of Dodd-Frank on the Trust remains uncertain, as well as the impact of additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

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

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted Investor without the written consent of the Managing Operator. See “Appendix A - Fourth Amended and Restated Declaration of Trust and Trust Agreement” in the Prospectus.

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974

Campbell & Company anticipates that the underlying assets of the Trust may be considered for purposes of Title I of the Employee Retirement Income Security Act, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), to be assets of certain employee benefit plans and other Plans that purchase Units. Under such circumstances, the investments of the Trust and the activities of Campbell & Company will be subject to and, in certain cases, limited by, ERISA and the Code. Accordingly, all investors should carefully read “Investment by Employee Benefit Plans” in Part One of the Prospectus.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2022, there were 1,986 Unitholders and 89,254.537 Units of Beneficial Interest outstanding in Series A, 117 Unitholders and 10,002.807 Units of Beneficial Interest outstanding in Series B, 180 Unitholders and 14,967.333 Units of Beneficial Interest outstanding in Series D, and 404 Unitholders and 11,697.747 Units of Beneficial Interest outstanding in Series W of the Registrant.

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

As of December 31, 2022, the aggregate capitalization of the Trust was $476,068,601 with Series A, Series B, Series D and Series W comprising $352,416,060, $43,597,613, $23,615,197 and $56,439,731, respectively, of the total.  The Net Asset Value per Unit was $3,948.44 for Series A, $4,358.54 for Series B, $1,577.78 for Series D and $4,824.84 for Series W.

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

Results of Operations

The returns for the years ended December 31, 2022, 2021 and 2020 for Series A were 36.01%, 12.52% and 0.46%, Series B were 35.82%, 13.09% and 0.97%, Series D were 31.93%, 12.83% and 1.73% and Series W were 35.05%, 14.80% and 2.50% respectively.

During the years ended December 31, 2022, 2021 and 2020, the Trust accrued management fees in the amounts of $8,539,297, $5,813,446, and $8,472,866, respectively, and paid management fees in the amounts of $8,243,954, $5,795,404, and $8,990,885, respectively. During the years ended December 31, 2022, 2021 and 2020, the Trust accrued sales commissions in the amounts of $7,327,108, $5,162,106, and $2,990,891, respectively, and paid sales commissions in the amounts of $7,108,300, $5,159,066, and $2,573,244, respectively. During the years ended December 31, 2022, 2021 and 2020, the Trust accrued performance fees in the amounts of $20,446,581, $54,801, and $0 respectively, and paid performance fees in the amounts of $20,446,581, $54,801, and $0.

2022 (For the Year Ended December 31)

Of the 36.01% return for the year ended December 31, 2022 for Series A, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (9.78)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 35.82% return for year ended December 31, 2022 for Series B, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (9.97)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the 31.93% return for the year ended December 31, 2022 for Series D, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (13.86)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 35.05% return for the year ended December 31, 2022 for Series W, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (10.74)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the 44.33% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Credit	1.25%
Commodities	8.88
Foreign Exchange	16.83
Interest Rates	16.26
Equity Indices	1.11
44.33%

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

The Trust produced a gain in October. Profits came from interest rate, commodity, and credit holdings, while stock and foreign exchange (FX) positions produced some partially offsetting losses during the month. Interest rate positions, in both listed and interest rate swap products, generated profits in October. With a few notable exceptions, bond prices broadly fell (yields rose) after inflation releases around the globe continued to exceed forecasts. Short positioning on 5yr and 10yr Treasuries profited after a hotter-than-expected CPI print. While US yields pushed above 4% across the curve early in the month, in the latter half of October yields fell from their multi-year highs on hopes of a slowdown in rate hikes. Elsewhere, UK Gilts experienced a volatile month due to political turmoil though Gilts ultimately ended October higher to the benefit of long positioning. Commodity trading provided additional profits for the Trust with energies being the best performing commodity sub-sector in October. Long positioning across the complex benefitted as energy markets were boosted at the start of month after OPEC+ opted to lower their output targets. Trust gains were maintained with prices rallying into month-end as US fuel stockpiles dropped and exports rose to a record, which signaled strong demand despite some recent bearish economic indicators. Grain holdings provided additional gains for the Trust during the month. In credit trading, short protection positions also generated gains as US and European credit spreads widened sharply alongside the broader rally in risky assets. Stock indices detracted from P&L in October with losses stemming from European and US positions. Global stock markets rebounded in October on hopes that the Fed may soon ‘pivot’ from its series of aggressive rate hikes to fight high inflation. FX positions also had a negative impact on the Trust during the month. The Trust’s largest losses came in the Norwegian krone (versus long USD), which experienced a significant price correction during October after its sell-off for most of 2022. In the Emerging Market currencies, the continuation of trends like the weakness in the Hungarian forint helped drive some offsetting gains.

The Trust realized a loss in November. Losses came from foreign exchange (FX), interest rate, and commodity holdings, while stock and credit positions produced some partially offsetting gains during the month. Foreign exchange trading generated the largest losses for the Trust. The US dollar experienced a sharp sell-off and the Trust’s long USD positions suffered, most notably against short positions in the developed market currencies. Lower-than-expected US CPI at the start of November caused a downshift in Fed hike expectations, taking the wind out of recent USD strength. Furthermore, risk assets outside of the United States outperformed which added to the weakness in the greenback. Interest rate positions contributed to Trust losses as global bond prices ended the month higher (yields lower). Short German bund positioning suffered after Eurozone inflation showed signs of stabilizing, with the market paring back European Central Bank tightening bets. Partially offsetting gains came from long Australian 10 yr bond holdings. Aussie yields fell after the Reserve Bank of Australia raised their cash target rate less than analysts expected, despite the committee raising inflation forecasts. Commodities also detracted from the Trust during November. Long positioning on the petroleum complex suffered as China’s commitment to zero-COVID continued to derail a global demand recovery and stressed an already volatile sector. In precious metals, short gold positioning generated some losses as bullion prices rose on signs the Federal Reserve is preparing to slow the pace of interest rate hikes. Net long positioning in stock index futures generated some partially offsetting gains in November as the softer US CPI report propelled equity prices higher across the globe. Support for the surge in risk assets was bolstered by a dovish tilt from some ECB and Fed members who reiterated the need to slow the pace of rate hikes soon citing concerns around risks to growth and the lagged effects of policy. In credit trading, short protection positions also generated gains as US and European credit spreads widened sharply alongside the broader rally in risk assets.

The Trust produced a loss during December. Losses came from stock index, commodity, foreign exchange, and credit index holdings, while interest rate positions contributed partially offsetting gains. Global stock index trading was the biggest drag on the Trust during the month. Net-long positioning for the first-half of the month generated losses on recession fears, rate hikes, and the higher-for-longer stance from many Central Banks. Furthermore, equity sentiment dampened amid a gloomier outlook for corporate earnings in 2023. Commodities also detracted from the Trust in December. Energies were the worst performing commodity sub-sector as net-long positioning suffered with energy markets trading lower on economic slowdown concerns as Central Banks continue to tighten policy in order to fight inflation. Additionally, while China relaxed its zero-Covid measures during the month, a recent surge in Covid cases dimmed hopes of an immediate demand boost. A long soybean oil position generated additional losses for the Trust as prices tumbled early in the month after the EPA surprised markets with a smaller-than-expected proposed Renewable Fuels Standard. Foreign exchange trading produced additional Trust losses. The US dollar experienced a sell-off in December and the Trust’s long USD positions suffered, most notably against short holdings in the developed market currencies. A hawkish approach from the European Central Bank, and a potential regime shift in Japan away from Governor Kuroda’s commitment to ultra-loose policy, caused broad-based strengthening in the major currencies relative to the greenback. Interest rate positions provided partially offsetting gains. Global bond prices ended the month lower (yields higher) as persistently high inflation kept pressure on Central Banks to continue tightening policy. Short positioning across the US Treasury curve benefited after the Fed delivered a hawkish tilt by upwardly revising its peak rate. Similarly, short German bond positioning profited in the wake of hawkish ECB comments coupled with a 50bps hike. In credit trading, short protection positions detracted as US and European credit spreads widened alongside the weakness in risk assets.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2022, 2021 and 2020 and the trading gains/losses by market category for the years then ended.

	December 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.09%	1.25%
Commodities	0.54%	8.88%
Foreign Exchange	1.15%	16.83%
Interest Rates	0.98%	16.26%
Stock Indices	0.53%	1.11%
Aggregate/Total	1.66%	44.33%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2022.

Of the 36.01% return for the year ended December 31, 2022 for Series A, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (9.78)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 35.82% return for year ended December 31, 2022 for Series B, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (9.97)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the 31.93% return for the year ended December 31, 2022 for Series D, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (13.86)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 35.05% return for the year ended December 31, 2022 for Series W, approximately 44.33% was due to trading gains (before commissions) and approximately 1.46% due to investment income, offset by approximately (10.74)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2022 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2022.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Trust’s internal control over financial reporting was effective.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2022, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2022, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2022 and 2021 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2022 and 2021 were $278,425 and $229,125 , respectively.

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

(3)	Exhibits

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2022 and 2021, (ii) Statements of Financial Condition as of December 31, 2022 and 2021, (iii) Statements of Operations For the Years Ended December 31, 2022, 2021 and 2020, (iv) Statements of Cash Flows For the Years Ended December 31, 2022, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2022, 2021 and 2020, (vi) Financial Highlights For the Years Ended December 31, 2022, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

Item 16.	Form 10-K Summary.

None.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2022 and 2021, (ii) Statements of Financial Condition as of December 31, 2022 and 2021, (iii) Statements of Operations For the Years Ended December 31, 2022, 2021 and 2020, (iv) Statements of Cash Flows For the Years Ended December 31, 2022, 2021 and 2020, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2022, 2021 and 2020, (vi) Financial Highlights For the Years Ended December 31, 2022, 2021 and 2020, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2023.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 24, 2023.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer
Kevin D. Cole
/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ John R Radle	Chief Operating Officer
John R. Radle

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2022

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the "Trust"), including the condensed schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, cash flows, changes in unitholders' capital (net asset value) and financial highlights for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, its cash flows, changes in its unitholders' capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
March 24, 2023

We have served as the Trust’s auditor since 2005.

 THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$26,555,513	5.58%
	Equipment Loans	2,715,516	0.57%
	Total Asset Backed Securities (cost $29,695,821)	29,271,029	6.15%

	Bank Deposits
	United States
	Financials (cost $6,693,346)	6,663,278	1.40%
	Total Bank Deposits (cost $6,693,346)	6,663,278	1.40%

	Commercial Paper
	Ireland
	Financials (cost $4,562,289)	4,561,133	0.96%
	Sweden
	Financials (cost $2,817,803)	2,813,493	0.59%
	United States
	Communications	4,693,791	0.99%
	Consumer Discretionary	12,966,134	2.72%
	Consumer Staples	1,158,739	0.24%
	Financials	54,722,559	11.49%
	Industrials	5,940,791	1.25%
	Materials	8,536,145	1.79%
	Real Estate	12,600,960	2.65%
	Technology	16,920,786	3.55%
	Utilities	37,464,042	7.87%
	Total United States (cost $155,050,330)	155,003,947	32.55%
	Total Commercial Paper (cost $162,430,422)	162,378,573	34.10%

	Corporate Bonds
	Australia
	Financials (cost $3,579,373)	3,591,929	0.75%
	Canada
	Energy	1,986,796	0.42%
	Financials	14,405,034	3.03%
	Total Canada (cost $16,602,020)	16,391,830	3.45%
	Germany
	Consumer Discretionary	1,167,942	0.25%
	Industrials	1,958,285	0.41%
	Total Germany (cost $3,140,636)	3,126,227	0.66%
	Spain
	Financials (cost $2,599,997)	2,547,603	0.54%
	Switzerland
	Financials (cost $3,579,916)	3,413,800	0.72%
	United Kingdom
	Financials (cost $1,893,025)	$1,851,153	0.39%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$246,408	0.05%
	Consumer Discretionary	7,230,970	1.52%
	Consumer Staples	1,183,951	0.25%
	Energy	5,993,767	1.26%
	Financials	22,087,716	4.64%
	Health Care	7,699,345	1.62%
	Industrials	8,344,061	1.75%
	Materials	5,188,545	1.09%
	Real Estate	2,100,455	0.44%
	Technology	3,779,829	0.79%
	Utilities	4,771,304	1.00%
	Total United States (cost $69,370,169)	68,626,351	14.41%
	Total Corporate Bonds (cost $100,765,136)	99,548,893	20.92%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$10,660,000	U.S. Treasury Bills Due 01/19/2023(1)	10,642,848	2.24%
$29,900,000	U.S. Treasury Bills Due 02/09/2023(1)	29,780,729	6.26%
$15,000,000	U.S. Treasury Bills Due 03/09/2023(1)	14,885,085	3.13%
	Total Government And Agency Obligations (cost $55,295,067)	55,308,662	11.63%
	Total Fixed Income Securities (cost $354,879,792)(2)	$353,170,435	74.20%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $55,308,662 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2022

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $3,954,316)	$3,954,316	0.83%
Total Short Term Investments (cost $3,954,316)	$3,954,316	0.83%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(225,065)	(0.05)%
Energy	2,614,383	0.55%
Metals	3,084,398	0.65%
Stock indices	(3,155,432)	(0.66)%
Long-term interest rates	(5,461,702)	(1.15)%
Net unrealized gain (loss) on long futures contracts	(3,143,418)	(0.66)%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(1,942,253)	(0.41)%
Energy	(210,280)	(0.04)%
Metals	(1,133,335)	(0.24)%
Stock indices	1,005,017	0.21%
Short-term interest rates	1,845,983	0.39%
Long-term interest rates	6,204,690	1.30%
Net unrealized gain (loss) on short futures contracts	5,769,822	1.21%
Net unrealized gain (loss) on open futures contracts	$2,626,404	0.55%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$14,941,445	3.14%
Various short forward currency contracts	(12,973,695)	(2.73)%
Net unrealized gain (loss) on open forward currency contracts	$1,967,750	0.41%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Sell protection (net proceeds $263,252)(3)	$381,247	0.08%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net cost $389,362)(4)	$3,287,237	0.69%

(3)
Includes $345,093 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $286,060 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS
Equity in futures brokers trading accounts
Cash	$33,417,908	$33,259,944
Restricted cash	5,709,117	2,296,459
Fixed income securities (cost $55,295,067 and $33,254,967, respectively)	55,308,662	33,251,705
Net unrealized gain on open futures contracts	2,626,404	593,153
Total equity in futures brokers trading accounts	97,062,091	69,401,261

Cash and cash equivalents	8,763,179	2,650,894
Cash at interbank market maker	4,445,935	11,026,620
Restricted cash at interbank market maker	50,629,684	26,299,559
Short term investments (cost $3,954,316 and $16,805,816, respectively)	3,954,316	16,805,816
Cash at swaps broker	6,713,855	9,578,262
Restricted cash at swaps broker	7,712,162	988,951
Fixed income securities (cost $299,584,725 and $164,472,309, respectively)	297,861,773	164,396,886
Credit default index swaps	36,154	19,631
Interest rate swaps	3,001,177	0
Due from swaps broker	63,523	60,858
Net unrealized gain on open forward currency contracts	1,967,750	0
Interest receivable	990,528	160,341
Subscriptions receivable	341,433	0
Total assets	$483,543,560	$301,389,079

LIABILITIES
Accounts payable	$264,610	$164,328
Management fee payable	791,085	495,742
Net unrealized loss on open forward currency contracts	0	1,777,975
Accrued commissions and other trading fees on open contracts	67,321	38,562
Offering costs payable	179,549	110,066
Sales commission payable	639,495	420,687
Redemptions payable	5,532,899	999,500
Total liabilities	7,474,959	4,006,860

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 89,254.537 and 76,728.203 units outstanding at December 31, 2022 and December 31, 2021	352,416,060	222,737,822
Series B Units – Redeemable
Other Unitholders - 10,002.807 and 10,247.759 units outstanding at December 31, 2022 and December 31, 2021	43,597,613	32,886,235
Series D Units – Redeemable
Other Unitholders - 14,967.333 and 6,875.564 units outstanding at December 31, 2022 and December 31, 2021	23,615,197	8,222,341
Series W Units – Redeemable
Other Unitholders - 11,697.747 and 9,386.736 units outstanding at December 31, 2022 and December 31, 2021	56,439,731	33,535,821
Total unitholders’ capital (Net Asset Value)	476,068,601	297,382,219
Total liabilities and unitholders’ capital (Net Asset Value)	$483,543,560	$301,389,079

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$80,846,427	$35,560,622	$(17,868,713)
Change in unrealized	2,033,251	(9,108,166)	17,841,256
Brokerage commissions	(1,549,935)	(2,195,564)	(2,279,106)
Net gain (loss) from futures trading	81,329,743	24,256,892	(2,306,563)

Forward currency trading gains (losses)
Realized	50,568,689	26,828,250	8,601,490
Change in unrealized	3,745,725	(4,104,694)	4,990,396
Brokerage commissions	(256,842)	(327,260)	(191,737)
Net gain (loss) from forward currency trading	54,057,572	22,396,296	13,400,149

Swap trading gains (losses)
Realized	3,353,466	1,344,538	(722,569)
Change in unrealized	3,508,197	(1,459,952)	1,494,129
Net gain (loss) from swap trading	6,861,663	(115,414)	771,560
Total net trading gain (loss)	142,248,978	46,537,774	11,865,146

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	7,847,369	759,462	3,088,249
Realized gain (loss) on fixed income securities	166,467	(107,345)	53,315
Change in unrealized gain (loss) on fixed income securities	(1,630,672)	(436,117)	98,479
Total investment income (loss)	6,383,164	216,000	3,240,043

Expenses
Management fee	8,539,297	5,813,446	8,472,866
Performance fee	20,446,581	54,801	0
Operating expenses	1,085,815	827,947	865,291
Sales commission	7,327,108	5,162,106	2,990,891
Total expenses	37,398,801	11,858,300	12,329,048
Net investment income (loss)	(31,015,637)	(11,642,300)	(9,089,005)
NET INCOME (LOSS)	$111,233,341	$34,895,474	$2,776,141

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the year)
Series A	$1,009.40	$335.69	$20.10
Series B	$1,161.51	$377.58	$16.90
Series D	$309.20	$133.84	$16.02
Series W	$1,206.03	$462.17	$77.63

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$1,045.49	$323.00	$11.94
Series B	$1,149.42	$371.34	$27.27
Series D	$381.90	$135.96	$18.05
Series W	$1,252.16	$460.56	$75.92

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	82,435.378	78,287.000	91,231.644
Series B	10,171.332	10,810.165	12,412.838
Series D	10,923.930	5,079.642	4,347.817
Series W	10,639.401	8,338.105	8,541.151

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
Cash flows from (for) operating activities
Net income (loss)	$111,233,341	$34,895,474	$2,776,141
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(7,656,501)	15,108,929	(24,424,260)
(Increase) decrease in interest receivable	(830,187)	37,319	438,293
(Increase) decrease in due from swaps broker	(2,665)	(15,724)	(45,134)
Increase (decrease) in accounts payable and accrued expenses	643,192	(10,783)	(377,358)
Net purchases from swap broker	490,496	(1,620,569)	912,546
Purchases of investments	(4,284,857,908)	(2,759,726,909)	(2,493,212,413)
Sales/maturities of investments	4,140,556,893	2,751,307,966	2,545,114,712
Net cash from (for) operating activities	(40,423,339)	39,975,703	31,182,527

Cash flows from (for) financing activities
Addition of units	94,990,932	18,704,677	9,681,771
Redemption of units	(21,425,959)	(39,903,054)	(37,108,487)
Offering costs paid	(1,850,483)	(1,280,159)	(1,338,999)
Net cash from (for) financing activities	71,714,490	(22,478,536)	(28,765,715)

Net increase (decrease) in cash, cash equivalents and restricted cash	31,291,151	17,497,167	2,416,812

Cash, cash equivalents and restricted cash at beginning of year	86,100,689	68,603,522	66,186,710
Cash, cash equivalents and restricted cash at end of year	$117,391,840	$86,100,689	$68,603,522

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2022	2021	2020
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$33,417,908	$33,259,944	$18,771,895
Restricted cash	5,709,117	2,296,459	0
Cash and cash equivalents	8,763,179	2,650,894	2,026,150
Cash at interbank market maker	4,445,935	11,026,620	13,343,832
Restricted cash at interbank market maker	50,629,684	26,299,559	19,627,499
Cash at swaps broker	6,713,855	9,578,262	6,495,743
Restricted cash at swaps broker	7,712,162	988,951	8,338,403
Total cash, cash equivalents and restricted cash at end of year	$117,391,840	$86,100,689	$68,603,522

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2019	95,005.038	$243,974,281	13,005.349	$36,551,654
Net income (loss)		1,833,660		209,773
Additions	1,637.034	4,286,188	15.956	43,330
Redemptions	(12,716.611)	(32,394,079)	(1,640.319)	(4,508,001)
Offering costs		(1,176,207)		0
Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756

Net income (loss)		26,280,321		4,081,664
Additions	3,009.738	8,654,342	26.358	82,258
Redemptions	(10,206.996)	(27,610,361)	(1,159.585)	(3,574,443)
Offering costs		(1,110,323)		0
Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235

Net income (loss)		83,210,093		11,814,072
Additions	17,858.332	68,778,647	26.194	109,791
Redemptions	(5,331.998)	(20,725,582)	(271.146)	(1,212,485)
Offering costs		(1,584,920)		0
Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613

Net Asset Value per Other Unitholders’ Unit - Series A
December 31, 2022	December 31, 2021	December 31, 2020
$3,948.44	$2,902.95	$2,579.95

Net Asset Value per Other Unitholders’ Unit - Series B
December 31, 2022	December 31, 2021	December 31, 2020
$4,358.54	$3,209.12	$2,837.78

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2019	3,366.350	$3,507,300	8,389.889	$25,473,386	$309,506,621
Net income (loss)		69,662		663,046	2,776,141
Additions	1,980.394	2,100,222	1,200.819	3,752,031	10,181,771
Redemptions	(588.805)	(611,407)	(1,332.015)	(4,055,298)	(41,568,785)
Offering costs		(22,723)		(131,126)	(1,330,056)
Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692

Net income (loss)		679,838		3,853,651	34,895,474
Additions	2,504.957	2,964,198	1,836.092	6,503,879	18,204,677
Redemptions	(387.332)	(435,037)	(708.049)	(2,379,484)	(33,999,325)
Offering costs		(29,712)		(144,264)	(1,284,299)
Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219

Net income (loss)		3,377,705		12,831,471	111,233,341
Additions	8,208.648	12,290,482	3,106.436	14,153,445	95,332,365
Redemptions	(116.879)	(190,000)	(795.425)	(3,831,291)	(25,959,358)
Offering costs		(85,331)		(249,715)	(1,919,966)
Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601

Net Asset Value per Other Unitholders’ Unit - Series D
December 31, 2022	December 31, 2021	December 31, 2020
$1,577.78	$1,195.88	$1,059.92

Net Asset Value per Other Unitholders’ Unit - Series W
December 31, 2022	December 31, 2021	December 31, 2020
$4,824.84	$3,572.68	$3,112.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series A
	2022	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,902.95	$2,579.95	$2,568.01

Income (loss) from operations:
Total net trading gains (losses) (1)	1,337.41	456.59	107.57
Net investment income (loss) (1)	(272.69)	(119.41)	(82.74)
Total net income (loss) from operations	1,064.72	337.18	24.83
Offering costs (1)	(19.23)	(14.18)	(12.89)
Net asset value per unit at end of year	$3,948.44	$2,902.95	$2,579.95
Total Return (3)	36.01%	12.52%	0.46%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.35%	4.34%	4.32%
Performance fee	4.42%	0.00%	0.00%
Total expenses	8.77%	4.34%	4.32%
Net investment income (loss) (2)	(2.82)%	(4.26)%	(3.23)%

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

(2)	Excludes performance fee.
(3)	The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit. The proceeds for the settlement represented a realized gain and was recorded in the period received. There was a 0.33% impact on the total return of the Series A units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series B
	2022	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,209.12	$2,837.78	$2,810.51

Income (loss) from operations:
Total net trading gains (losses) (1)	1,480.41	503.00	117.89
Net investment income (loss) (1)	(330.99)	(131.66)	(90.62)
Total net income (loss) from operations	1,149.42	371.34	27.27
Net asset value per unit at end of year	$4,358.54	$3,209.12	$2,837.78
Total Return (3)	35.82%	13.09%	0.97%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.39%	4.34%	4.32%
Performance fee	5.15%	0.00%	0.00%
Total expenses	9.54%	4.34%	4.32%
Net investment income (loss) (2)	(2.93)%	(4.27)%	(3.23)%

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
(3)
The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement represented a realized gain and was recorded in the period received.  There was a 0.29% impact on the total return of the Series B units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series D
	2022	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,195.88	$1,059.92	$1,041.87

Income (loss) from operations:
Total net trading gains (losses) (1)	521.06	187.36	44.65
Net investment income (loss) (1)	(131.35)	(45.55)	(21.37)
Total net income (loss) from operations	389.71	141.81	23.28
Offering costs (1)	(7.81)	(5.85)	(5.23)
Net asset value per unit at end of year	$1,577.78	$1,195.88	$1,059.92
Total Return (3)	31.93%	12.83%	1.73%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	3.01%	3.00%	3.02%
Performance fee	7.14%	0.91%	0.00%
Total expenses	10.15%	3.91%	3.02%
Net investment income (loss) (2)	(1.28)%	(2.94)%	(2.03)%

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
(3)
The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement represented a realized gain and was recorded in the period received.  There was a 0.43% impact on the total return of the Series D units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2022, 2021 and 2020. This information has been derived from information presented in the financial statements.

	Series W
	2022	2021	2020
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,572.68	$3,112.12	$3,036.20

Income (loss) from operations:
Total net trading gains (losses) (1)	1,626.63	554.52	129.07
Net investment income (loss) (1)	(351.00)	(76.66)	(37.80)
Total net income (loss) from operations	1,275.63	477.86	91.27
Offering costs (1)	(23.47)	(17.30)	(15.35)
Net asset value per unit at end of year	$4,824.84	$3,572.68	$3,112.12
Total Return (3)	35.05%	14.80%	2.50%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.30%	2.29%	2.30%
Performance fee	6.88%	0.00%	0.00%
Total expenses	9.18%	2.29%	2.30%
Net investment income (loss) (2)	(0.76)%	(2.22)%	(1.24)%

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
(3)
The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement represented a realized gain and was recorded in the period received.  There was a 0.33% impact on the total return of the Series W units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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
DECEMBER 31, 2022
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2022 and December 31, 2021, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,954,316	$0	$0	$3,954,316
Fixed income securities	0	353,170,435	0	353,170,435

Other Financial Instruments
Exchange-traded futures contracts	2,626,404	0	0	2,626,404
Forward currency contracts	0	1,967,750	0	1,967,750
Credit default index swap contracts	0	381,247	0	381,247
Interest rate swap contracts	0	3,287,237	0	3,287,237
Total	$6,580,720	$358,806,669	$0	$365,387,389

	Fair Value at December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,805,816	$0	$0	$16,805,816
Fixed income securities	0	197,648,591	0	197,648,591

Other Financial Instruments
Exchange-traded futures contracts	593,153	0	0	593,153
Forward currency contracts	0	(1,777,975)	0	(1,777,975)
Credit default index swap contracts	0	3,214,681	0	3,214,681
Total	$17,398,969	$199,085,297	$0	$216,484,266

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
DECEMBER 31, 2022
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2022 and December 31, 2021, the amount of unreimbursed offering costs incurred by Campbell & Company is $149,854 and $270,988 for Series A units, $141,935 and $106,480 for Series D units and $286,440 and $285,076 for Series W units, respectively.

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
DECEMBER 31, 2022
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
DECEMBER 31, 2022
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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2022. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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
DECEMBER 31, 2022
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month- end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2022 and 2021, Campbell & Company received redemption fees of $2,346 and $787, respectively.

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at December 31, 2022 and December 31, 2021. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At December 31, 2022 and December 31, 2021, the carrying value of such credit derivative contracts sold was $381,247 and $3,214,681, respectively.

	December 31, 2022	December 31, 2021
	Maturity Date:	Maturity Date:
Credit Default Index Swaps	December 2027	December 2026
Investment grade	$73,504,094	$42,813,968
Non-investment grade	25,156,817	37,631,729
Total	$98,660,911	$80,445,697

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2022 and December 31, 2021 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2022 Fair Value	Liability Derivatives at December 31, 2022 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,362,910	$(4,530,228)	$(2,167,318)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,696,056	(291,953)	2,404,103
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,724,134	(4,773,071)	1,951,063
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,794,093	(3,944,508)	(2,150,415)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,220,136	(374,153)	1,845,983
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	6,290,661	(5,547,673)	742,988
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	23,501,515	(21,533,765)	1,967,750
Credit Default Index Swap Contracts**	Credit default index swaps	508,868	(127,621)	381,247
Interest Rate Swap Contracts**	Interest rate swaps	4,972,588	(1,685,351)	3,287,237
Totals		$51,070,961	$(42,808,323)	$8,262,638

*	Derivatives not designated as hedging instruments under ASC 815

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2022, 2021 and 2020 are as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2022	Trading Gains (Losses) for the Year Ended December 31, 2021	Trading Gains (Losses) for the Year Ended December 31, 2020
Agriculture Contracts	$3,256,094	$11,225,479	$5,001,763
Energy Contracts	11,981,812	18,460,897	3,255,246
Metal Contracts	5,747,066	912,723	22,732,350
Stock Indices Contracts	4,512,070	24,373,954	(42,680,781)
Short-Term Interest Rate Contracts	20,066,141	(8,846,023)	16,294,270
Long-Term Interest Rate Contracts	37,316,495	(19,674,575)	(4,630,305)
Forward Currency Contracts	54,314,414	22,723,556	13,591,886
Credit default index swap contracts	(2,673,590)	1,122,174	1,726,704
Interest rate swap contracts	9,535,253	(1,237,587)	(955,144)
Total	$144,055,755	$49,060,598	$14,335,989

Line Item in the Statements of Operations	Trading Gains (Losses) for the Year Ended December 31, 2022	Trading Gains (Losses) for the Year Ended December 31, 2021	Trading Gains (Losses) for the Year Ended December 31, 2020
Futures trading gains (losses):
Realized***	$80,846,427	$35,560,622	$(17,868,713)
Change in unrealized	2,033,251	(9,108,166)	17,841,256
Forward currency trading gains (losses):
Realized***	50,568,689	26,828,250	8,601,490
Change in unrealized	3,745,725	(4,104,694)	4,990,396
Swap trading gains (losses):
Realized***	3,353,466	1,344,538	(722,569)
Change in unrealized	3,508,197	(1,459,952)	1,494,129
Total	$144,055,755	$49,060,598	$14,335,989

***
For the years ended December 31, 2022, 2021 and 2020, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(83,317), $225,042 and $270,297, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market makers of $(1,251,414), $2,727,387 and $(512,480), respectively.

For the years ended December 31, 2022, 2021 and 2020, the monthly average of futures contracts bought and sold was approximately 34,200, 53,100 and 53,700, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $2,620,600,000, $5,576,000,000 and $2,872,180,000, respectively; and the monthly average of notional value of forward currency contracts was $3,091,400,000, $3,155,800,000 and $2,190,500,000, respectively.

Open contracts generally mature within three months; as of December 31, 2022, the latest maturity date for open futures contracts is March 2024 and the latest maturity date for open forward currency contracts is March 2023. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is March 2028.

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
DECEMBER 31, 2022
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2022 and December 31, 2021 was $55,308,662 and $33,251,705, respectively, which equals approximately 12% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at December 31, 2022 and December 31, 2021 was restricted cash for margin requirements of $64,050,963 and $29,584,969, respectively, which equals approximately 13% and 10% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,125,617	$(9,805,944)	$1,319,673
Futures contracts	Goldman, Sachs & Co.	10,962,373	(9,655,642)	1,306,731
Forward currency contracts	NatWest Markets Plc	23,501,515	(21,533,765)	1,967,750
Centrally cleared swap contracts*	Centrally Cleared	5,481,456	(1,812,972)	3,668,484
Total derivatives		$51,070,961	$(42,808,323)	$8,262,638

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2022
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$1,319,673	$0	$0	$1,319,673
Goldman, Sachs & Co.	1,306,731	0	0	1,306,731
NatWest Markets Plc	1,967,750	0	0	1,967,750
Centrally Cleared	3,668,484	0	0	3,668,484
Total	$8,262,638	$0	$0	$8,262,638

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,805,944	$(9,805,944)	$0
Futures contracts	Goldman, Sachs & Co.	9,655,642	(9,655,642)	0
Forward currency contracts	NatWest Markets Plc	21,533,765	(21,533,765)	0
Centrally cleared swap contracts	Centrally Cleared	1,812,972	(1,812,972)	0
Total derivatives		$42,808,323	$(42,808,323)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2022
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2021
		Gross Amounts of	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Gain Presented in the Statements of
Type of Instrument	Counterparty	Recognized Assets	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$6,465,894	$(6,446,733)	$19,161
Futures contracts	Goldman, Sachs & Co.	6,338,333	(5,764,341)	573,992
Forward currency contracts	NatWest Markets Plc	15,205,088	(15,205,088)	0
Centrally cleared swap contracts*	Centrally Cleared	3,700,832	(486,151)	3,214,681
Total derivatives		$31,710,147	$(27,902,313)	$3,807,834

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2021
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the
	Presented in the	Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$19,161	$0	$0	$19,161
Goldman, Sachs & Co.	573,992	0	0	573,992
NatWest Markets Plc	0	0	0	0
Centrally Cleared	3,214,681	0	0	3,214,681
Total	$3,807,834	$0	$0	$3,807,834

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2021
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