Form 10-Q
period 2023-03-31
CAMPBELL FUND TRUST
filed 2023-05-15
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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

The Registrant has no voting stock. As of March 31, 2023, there were 92,118.580 Series A Units, 9,894.417 Series B Units, 15,317.275 Series D Units, and 11,548.564 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$22,460,085	4.43%
	Equipment Loans	3,199,446	0.63%
	Total Asset Backed Securities (cost $25,863,531)	25,659,531	5.06%

	Bank Deposits
	United States
	Financials (cost $6,585,402)	6,568,615	1.30%
	Total Bank Deposits (cost $6,585,402)	6,568,615	1.30%

	Commercial Paper
	Canada
	Materials (cost $2,344,122)	2,342,684	0.46%
	France
	Financials (cost $1,538,926)	1,538,394	0.30%
	United Kingdom
	Financials (cost $1,306,839)	1,307,275	0.26%
	United States
	Communications	2,619,984	0.52%
	Consumer Discretionary	17,936,717	3.54%
	Consumer Staples	1,017,661	0.20%
	Financials	70,176,690	13.83%
	Health Care	748,141	0.15%
	Industrials	1,226,223	0.24%
	Real Estate	7,904,917	1.56%
	Technology	9,046,998	1.78%
	Utilities	39,848,311	7.86%
	Total United States (cost $150,552,870)	150,525,642	29.68%
	Total Commercial Paper (cost $155,742,757)	155,713,995	30.70%

	Corporate Bonds
	Australia
	Financials (cost $1,244,445)	1,253,778	0.25%
	Canada
	Energy	3,275,644	0.65%
	Financials	11,581,922	2.27%
	Total Canada (cost $15,012,779)	14,857,566	2.92%
	Germany
	Consumer Discretionary	1,167,736	0.23%
	Industrials	1,957,413	0.39%
	Total Germany (cost $3,140,553)	3,125,149	0.62%
	Japan
	Financials (cost $1,240,000)	1,221,381	0.24%
	Spain
	Financials (cost $2,599,995)	2,542,857	0.50%
	Switzerland
	Financials (cost $3,579,969)	3,465,665	0.68%
	United Kingdom
	Financials (cost $1,893,286)	$1,853,690	0.37%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$247,101	0.05%
	Consumer Discretionary	9,346,240	1.84%
	Energy	4,800,952	0.95%
	Financials	20,868,206	4.11%
	Health Care	3,890,763	0.77%
	Industrials	7,965,993	1.57%
	Materials	5,202,788	1.03%
	Real Estate	2,105,405	0.42%
	Technology	2,880,112	0.57%
	Utilities	5,966,937	1.18%
	Total United States (cost $63,767,915)	63,274,497	12.49%
	Total Corporate Bonds (cost $92,478,942)	91,594,583	18.07%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$1,500,000	U.S. Treasury Bills Due 04/20/2023(1)	1,496,687	0.30%
$6,200,000	U.S. Treasury Bills Due 04/13/2023(1)	6,192,269	1.22%
$19,175,000	U.S. Treasury Bills Due 05/04/2023(1)	19,098,721	3.77%
$20,000,000	U.S. Treasury Bills Due 05/11/2023(1)	19,902,880	3.91%
$3,300,000	U.S. Treasury Bills Due 06/20/2023(1)	3,266,868	0.64%
$9,000,000	U.S. Treasury Bills Due 06/08/2023(1)	8,924,778	1.76%
	Total Government And Agency Obligations (cost $58,862,775)	58,882,203	11.60%
	Total Fixed Income Securities (cost $339,533,407)(2)	$338,418,927	66.73%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $58,882,203 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2023 (Unaudited)

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $18,811,513)	$18,811,513	3.71%
Total Short Term Investments (cost $18,811,513)	$18,811,513	3.71%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$4,452,517	0.88%
Energy	927,691	0.18%
Metals	3,400,653	0.67%
Stock indices	6,014,182	1.19%
Short-term interest rates	89,406	0.02%
Long-term interest rates	454,077	0.09%
Net unrealized gain (loss) on long futures contracts	15,338,526	3.03%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(2,917,271)	(0.58)%
Energy	557,540	0.11%
Metals	(93,319)	(0.02)%
Stock indices	(2,046,589)	(0.40)%
Short-term interest rates	674,939	0.13%
Long-term interest rates	(567,384)	(0.11)%
Net unrealized gain (loss) on short futures contracts	(4,392,084)	(0.87)%
Net unrealized gain (loss) on open futures contracts	$10,946,442	2.16%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$35,432,763	6.99%
Various short forward currency contracts	(34,082,473)	(6.72)%
Net unrealized gain (loss) on open forward currency contracts	$1,350,290	0.27%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - Buy protection (net proceeds $3,079,648)(3)	$(1,492,089)	(0.29)%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - pay fixed (net proceeds $1,290,022)(4)	$(3,355,938)	(0.66)%

(3)
Includes $1,873,254 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $2,792,118 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2023 AND DECEMBER 31, 2022 (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Equity in futures brokers trading accounts
Cash	$45,914,684	$33,417,908
Restricted cash	89,930	5,709,117
Fixed income securities (cost $58,862,775 and $55,295,067, respectively)	58,882,203	55,308,662
Net unrealized gain on open futures contracts	10,946,442	2,626,404
Total equity in futures brokers trading accounts	115,833,259	97,062,091

Cash and cash equivalents	5,501,684	8,763,179
Cash at interbank market maker	10,141,352	4,445,935
Restricted cash at interbank market maker	55,635,441	50,629,684
Short term investments (cost $18,811,513 and $3,954,316, respectively)	18,811,513	3,954,316
Cash at swaps broker	0	6,713,855
Restricted cash at swaps broker	22,802,173	7,712,162
Fixed income securities (cost $280,670,632 and $299,584,725, respectively)	279,536,724	297,861,773
Credit default index swaps	381,165	36,154
Interest rate swaps	0	3,001,177
Due from swaps broker	95,545	63,523
Net unrealized gain on open forward currency contracts	1,350,290	1,967,750
Interest receivable	1,471,476	990,528
Subscriptions receivable	29,257	341,433
Total assets	$511,589,879	$483,543,560

LIABILITIES
Accounts payable	$375,342	$264,610
Management fee payable	841,951	791,085
Interest rate swaps	563,820	0
Cash deficit at swaps broker	433,606	0
Accrued commissions and other trading fees on open contracts	121,360	67,321
Offering costs payable	148,697	179,549
Sales commission payable	689,301	639,495
Redemptions payable	1,246,357	5,532,899
Total liabilities	4,420,434	7,474,959

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 92,118.580 and 89,254.537 units outstanding at March 31, 2023 and December 31, 2022	378,697,030	352,416,060
Series B Units – Redeemable
Other Unitholders - 9,894.417 and 10,002.807 units outstanding at March 31, 2023 and December 31, 2022	44,945,784	43,597,613
Series D Units – Redeemable
Other Unitholders - 15,317.275 and 14,967.333 units outstanding at March 31, 2023 and December 31, 2022	25,234,996	23,615,197
Series W Units – Redeemable
Other Unitholders - 11,548.564 and 11,697.747 units outstanding at March 31, 2023 and December 31, 2022	58,291,635	56,439,731
Total unitholders’ capital (Net Asset Value)	507,169,445	476,068,601
Total liabilities and unitholders’ capital (Net Asset Value)	$511,589,879	$483,543,560

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(692,746)	$42,007,020
Change in unrealized	8,320,038	6,562,924
Brokerage commissions	(621,320)	(345,972)
Net gain (loss) from futures trading	7,005,972	48,223,972

Forward currency trading gains (losses)
Realized	14,176,403	7,497,056
Change in unrealized	(617,460)	10,119,250
Brokerage commissions	(152,898)	(64,191)
Net gain (loss) from forward currency trading	13,406,045	17,552,115

Swap trading gains (losses)
Realized	3,427,298	(613,017)
Change in unrealized	(4,020,731)	1,122,983
Net gain (loss) from swap trading	(593,433)	509,966
Total net trading gain (loss)	19,818,584	66,286,053

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,894,773	214,695
Realized gain (loss) on fixed income securities	(1,972,055)	(17,398)
Change in unrealized gain (loss) on fixed income securities	594,877	(538,800)
Total investment income (loss)	5,517,595	(341,503)

Expenses
Management fee	2,510,527	1,683,378
Performance fee	122	1,530,801
Operating expenses	321,600	215,236
Sales commission	2,139,953	1,460,348
Total expenses	4,972,202	4,889,763
Net investment income (loss)	545,393	(5,231,266)
NET INCOME (LOSS)	$20,363,977	$61,054,787

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$164.29	$600.02
Series B	$183.95	$645.50
Series D	$71.20	$201.55
Series W	$227.91	$665.58

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$162.53	$594.36
Series B	$184.00	$645.43
Series D	$69.71	$195.25
Series W	$222.68	$655.47

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	90,183.020	77,571.617
Series B	10,001.246	10,232.838
Series D	15,019.156	7,732.918
Series W	11,576.046	9,535.187

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$20,363,977	$61,054,787
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(4,276,724)	(17,266,357)
(Increase) decrease in interest receivable	(480,948)	(22,193)
(Increase) decrease in due from swaps broker	(32,022)	24,859
Increase in cash deficit at swaps broker	433,606	0
Increase (decrease) in accounts payable and accrued expenses	265,443	1,808,478
Net purchases from swaps broker	(800,743)	1,407,159
Purchases of investments	(924,373,686)	(771,103,238)
Sales/maturities of investments	924,862,872	713,166,946
Net cash from (for) operating activities	15,961,775	(10,929,559)

Cash flows from (for) financing activities
Addition of units	17,716,163	20,372,622
Redemption of units	(10,475,997)	(3,644,235)
Offering costs paid	(508,517)	(347,883)
Net cash from (for) financing activities	6,731,649	16,380,504

Net increase (decrease) in cash, cash equivalents and restricted cash	22,693,424	5,450,945

Cash, cash equivalents and restricted cash at beginning of period	117,391,840	86,100,689
Cash, cash equivalents and restricted cash at end of period	$140,085,264	$91,551,634

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$45,914,684	$33,417,908
Restricted cash	89,930	5,709,117
Cash and cash equivalents	5,501,684	8,763,179
Cash at interbank market maker	10,141,352	4,445,935
Restricted cash at interbank market maker	55,635,441	50,629,684
Cash at swaps broker	0	6,713,855
Restricted cash at swaps broker	22,802,173	7,712,162
Total cash, cash equivalents and restricted cash at end of period	$140,085,264	$117,391,840

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2023

Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss) for the three months ended March 31, 2023		14,816,600		1,839,702
Additions	3,341.433	13,805,592	6.658	30,318
Redemptions	(477.390)	(1,967,848)	(115.048)	(521,849)
Offering costs		(373,374)		0
Balances at March 31, 2023	92,118.580	$378,697,030	9,894.417	$44,945,784

Three Months Ended March 31, 2022

Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss) for the three months ended March 31, 2022		46,544,538		6,605,252
Additions	4,143.585	13,531,965	6.169	21,994
Redemptions	(973.220)	(3,069,663)	(25.462)	(87,348)
Offering costs		(314,386)		0
Balances at March 31, 2022	79,898.568	$279,430,276	10,228.466	$39,426,133

Net Asset Value per Other Unitholders’ Unit - Series A
March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
$4,110.97	$3,948.44	$3,497.31	$2,902.95

Net Asset Value per Other Unitholders’ Unit - Series B
March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
$4,542.54	$4,358.54	$3,854.55	$3,209.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENT OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2023

Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss) for the three months ended March 31, 2023		1,069,324		2,638,351	20,363,977
Additions	913.289	1,507,596	413.439	2,060,481	17,403,987
Redemptions	(563.347)	(926,063)	(562.622)	(2,773,695)	(6,189,455)
Offering costs		(31,058)		(73,233)	(477,665)
Balances at March 31, 2023	15,317.275	$25,234,996	11,548.564	$58,291,635	$507,169,445

Three Months Ended March 31, 2022

Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219
Net income (loss) for the three months ended March 31, 2022		1,558,591		6,346,406	61,054,787
Additions	2,244.108	2,918,655	956.930	3,900,008	20,372,622
Redemptions	0	0	(70.953)	(300,000)	(3,457,011)
Offering costs		(12,943)		(47,669)	(374,998)
Balances at March 31, 2022	9,119.672	$12,686,644	10,272.713	$43,434,566	$374,977,619

Net Asset Value per Other Unitholders’ Unit - Series D
March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
$1,647.49	$1,577.78	$1,391.13	$1,195.88

Net Asset Value per Other Unitholders’ Unit - Series W
March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
$5,047.52	$4,824.84	$4,228.15	$3,572.68

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,948.44	$2,902.95

Income (loss) from operations:
Total net trading gains (losses) (1)	165.24	636.19
Net investment income (loss) (1)	1.43	(37.78)
Total net income (loss) from operations	166.67	598.41
Offering costs (1)	(4.14)	(4.05)
Net asset value per unit at end of period	$4,110.97	$3,497.31
Total Return (4)	4.12%	20.47%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.36%
Performance fee (4)	0.00%	0.00%
Total expenses	4.32%	4.36%
Net investment income (loss) (2),(3)	0.12%	(4.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,358.54	$3,209.12

Income (loss) from operations:
Total net trading gains (losses) (1)	182.39	703.65
Net investment income (loss) (1)	1.61	(58.22)
Total net income (loss) from operations	184.00	645.43
Net asset value per unit at end of period	$4,542.54	$3,854.55
Total Return (4)	4.22%	20.11%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.40%
Performance fee (4)	0.00%	0.47%
Total expenses	4.32%	4.87%
Net investment income (loss) (2),(3)	0.16%	(4.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,577.78	$1,195.88

Income (loss) from operations:
Total net trading gains (losses) (1)	66.03	261.52
Net investment income (loss) (1)	5.75	(64.60)
Total net income (loss) from operations	71.78	196.92
Offering costs (1)	(2.07)	(1.67)
Net asset value per unit at end of period	$1,647.49	$1,391.13
Total Return (4)	4.42%	16.33%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.04%	3.08%
Performance fee (4)	0.00%	4.06%
Total expenses	3.04%	7.14%
Net investment income (loss) (2),(3)	1.40%	(3.48)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,824.84	$3,572.68

Income (loss) from operations:
Total net trading gains (losses) (1)	201.88	786.86
Net investment income (loss) (1)	27.13	(126.39)
Total net income (loss) from operations	229.01	660.47
Offering costs (1)	(6.33)	(5.00)
Net asset value per unit at end of period	$5,047.52	$4,228.15
Total Return (4)	4.62%	18.35%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.28%	2.32%
Performance fee (4)	0.00%	2.57%
Total expenses	2.28%	4.89%
Net investment income (loss) (2),(3)	2.16%	(2.76)%

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
  MARCH 31, 2023 (Unaudited)

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
MARCH 31, 2023 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2023 and December 31, 2022, and for the periods ended March 31, 2023 and 2022 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Fair Value at March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$18,811,513	$0	$0	$18,811,513
Fixed income securities	0	338,418,927	0	338,418,927

Other Financial Instruments
Exchange-traded futures contracts	10,946,442	0	0	10,946,442
Forward currency contracts	0	1,350,290	0	1,350,290
Credit default index swap contracts	0	(1,492,089)	0	(1,492,089)
Interest rate swap contracts	0	(3,355,938)	0	(3,355,938)
Total	$29,757,955	$334,921,190	$0	$364,679,145

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,954,316	$0	$0	$3,954,316
Fixed income securities	0	353,170,435	0	353,170,435

Other Financial Instruments
Exchange-traded futures contracts	2,626,404	0	0	2,626,404
Forward currency contracts	0	1,967,750	0	1,967,750
Credit default index swap contracts	0	381,247	0	381,247
Interest rate swap contracts	0	3,287,237	0	3,287,237
Total	$6,580,720	$358,806,669	$0	$365,387,389

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
MARCH 31, 2023 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company is $113,993 and $149,854 for Series A units, $142,226 and $141,935 for Series D units and $274,171 and $286,440 for Series W units, respectively.

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
MARCH 31, 2023 (Unaudited)
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
MARCH 31, 2023 (Unaudited)
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
MARCH 31, 2023 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2023. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2023 and 2022, Campbell & Company received redemption fees of $608 and $0, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at March 31, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At March 31, 2023, the carrying value of such credit derivative contracts purchased was $(1,492,089). At December 31, 2022, the carrying value of such credit derivative contracts sold was $381,247.

	March 31, 2023	December 31, 2022
Credit Default Index Swaps	Maturity Date: June 2028	Maturity Date: December 2027
Investment grade	$57,905,714	$73,504,094
Non-investment grade	82,410,791	25,156,817
Total	$140,316,505	$98,660,911

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2023 and December 31, 2022 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2023 Fair Value	Liability Derivatives at March 31, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$7,252,161	$(5,716,915)	$1,535,246
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,302,936	(817,705)	1,485,231
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,087,927	(4,780,593)	3,307,334
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,312,703	(2,345,110)	3,967,593
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	956,136	(191,791)	764,345
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,376,568	(1,489,875)	(113,307)
Forward Currency Contracts	Net unrealized gain (loss) on open Forward Currency Contracts	42,199,875	(40,849,585)	1,350,290
Credit Default Index Swap Contracts**	Credit default index swaps	1,494,922	(2,987,011)	(1,492,089)
Interest Rate Swap Contracts**	Interest rate swaps	2,572,752	(5,928,690)	(3,355,938)
Totals		$72,555,980	$(65,107,275)	$7,448,705

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2023 and 2022 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2023	Trading Gains (Losses) for the Three Months Ended March 31, 2022
Agriculture Contracts	$(417,774)	$5,200,704
Energy Contracts	716,456	19,565,308
Metal Contracts	4,464,974	6,975,988
Stock Indices Contracts	531,775	1,168,001
Short-Term Interest Rate Contracts	1,088,311	4,905,169
Long-Term Interest Rate Contracts	1,243,550	10,754,775
Forward Currency Contracts	13,558,943	17,616,305
Credit default index swap contracts	(300,706)	(1,394,715)
Interest rate swap contracts	(292,727)	1,904,681
Total	$20,592,802	$66,696,216

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2023	Trading Gains (Losses) for the Three Months Ended March 31, 2022
Futures trading gains (losses):
Realized***	$(692,746)	$42,007,020
Change in unrealized	8,320,038	6,562,924
Forward currency trading gains (losses):
Realized***	14,176,403	7,497,056
Change in unrealized	(617,460)	10,119,250
Swap trading gains (losses):
Realized	3,427,298	(613,017)
Change in unrealized	(4,020,731)	1,122,983
Total	$20,592,802	$66,696,216

***
For the three months ended March 31, 2023 and 2022, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $12,932 and $19,768, respectively; and gains and losses on spot trades in connection with forward currency trading at the interbank market makers of $(445,194) and $1,095,494, respectively.

For the three months ended March 31, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 52,100 and 30,300, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $3,854,200,000 and $1,348,700,000, respectively; and the monthly average of notional value of forward currency contracts was $5,393,700,000 and $3,250,200,000, respectively.

Open contracts generally mature within three months; as of March 31, 2023, the latest maturity date for open futures contracts is June 2024 and the latest maturity date for open forward currency contracts is June 2023. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2028.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2023 and December 31, 2022 was $58,882,203 and $55,308,662, respectively, which equals approximately 12% and 12% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at March 31, 2023 and December 31, 2022 was restricted cash for margin requirements of $78,527,544 and $64,050,963, respectively, which equals approximately 15% and 13% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,442,376	$(7,714,115)	$5,728,261
Futures contracts	Goldman, Sachs & Co.	12,846,055	(7,627,874)	5,218,181
Forward currency contracts	NatWest Markets Plc	42,199,875	(40,849,585)	1,350,290
Centrally cleared swap contracts	Centrally Cleared	4,067,674	(4,067,674)	0
Total derivatives		$72,555,980	$(60,259,248)	$12,296,732

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$5,728,261	$0	$0	$5,728,261
Goldman Sachs & Co. LLC	5,218,181	0	0	5,218,181
NatWest Markets Plc	1,350,290	0	0	1,350,290
Centrally Cleared	0	0	0	0
Total	$12,296,732	$0	$0	$12,296,732

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,714,115	$(7,714,115)	$0
Futures contracts	Goldman, Sachs & Co.	7,627,874	(7,627,874)	0
Forward currency contracts	NatWest Markets Plc	40,849,585	(40,849,585)	0
Centrally cleared swap contracts*	Centrally Cleared	8,915,701	(4,067,674)	4,848,027
Total derivatives		$65,107,275	$(60,259,248)	$4,848,027

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	4,848,027	0	(4,848,027)	0
Total	$4,848,027	$0	$(4,848,027)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,125,617	$(9,805,944)	$1,319,673
Futures contracts	Goldman, Sachs & Co.	10,962,373	(9,655,642)	1,306,731
Forward currency contracts	NatWest Markets Plc	23,501,515	(21,533,765)	1,967,750
Centrally cleared swap contracts*	Centrally Cleared	5,481,456	(1,812,972)	3,668,484
Total derivatives		$51,070,961	$(42,808,323)	$8,262,638

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023 (Unaudited)

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
MARCH 31, 2023 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2023 and December 31, 2022, the Statements of Operations and Financial Highlights for the three months ended March 31, 2023 and 2022, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2023 and December 31, 2022, the results of operations and financial highlights for the three months ended March 31, 2023 and 2022, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023, the aggregate capitalization of the Trust was $507,169,445 with Series A, Series B, Series D and Series W comprising $378,697,030, $44,945,784, $25,234,996 and $58,291,635, respectively, of the total. The Net Asset Value per Unit was $4,110.97 for Series A, $4,542.54 for Series B, $1,647.49 for Series D and $5,047.52 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2023 and 2022 for Series A were 4.12% and 20.47%, Series B were 4.22% and 20.11%, Series D were 4.42% and 16.33% and Series W were 4.62% and 18.35%, respectively.

2023 (For the Three Months Ended March 31)

Of the 4.12% return for the three months ended March 31, 2023 for Series A, approximately 4.34% was due to trading gains (before commissions), approximately 1.12% due to investment income and approximately (1.34)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 4.22% return for the three months ended March 31, 2023 for Series B, approximately 4.34% was due to trading gains (before commissions) approximately 1.12% due to investment income and approximately (1.24)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 4.42% return for the three months ended March 31, 2023 for Series D, approximately 4.34% was due to trading gains (before commissions) approximately 1.12% due to investment income and approximately (1.04)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 4.62% return for the three months ended March 31, 2023 for Series W, approximately 4.34% was due to trading gains (before commissions) approximately 1.12% due to investment income and approximately (0.84)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2023, the Trust accrued management fees in the amount of $2,510,527 and paid management fees in the amount of $2,459,661. During the three months ended March 31, 2023, the Trust accrued sales commissions in the amount of $2,139,953 and paid sales commissions in the amount of $2,090,147. During the three months ended March 31, 2023, the Trust accrued performance fees in the amount of $122 and paid performance fees in the amount of $122.

An analysis of the 4.34% gross trading gains for the Trust for the three months ended March 31, 2023 by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.27)%
Commodities	1.01%
Foreign Exchange	2.80%
Interest Rates	0.62%
Equity Indices	0.17%
4.34%

The Trust showed a profit in January. Gains came from stock index, commodity, foreign exchange (FX), and credit positions, while interest rate holdings produced some partially offsetting losses. Global stock indexes generated the largest gains for the Trust in January. Net long positioning on a variety of equity holdings gained as most major global stock indexes finished the month in the green. The general risk-on sentiment was fueled by China reopening optimism and the hopes that the world’s Central Banks ease off their aggressive rate-hike cycle. A slew of mixed Q4 earnings reports and continued layoff announcements were largely ignored as money flowed into riskier assets. Commodity trading also provided gains for the Trust to start the year. Long coffee and sugar holdings generated the biggest wins within the softs sub-sector as those prices rallied on supply concerns. Industrial metals generated additional gains for the Trust spearheaded by a long LME copper position. The base metals complex experienced a significant monthly rally on back of the weak US dollar, ongoing China reopening optimism, and increasing concern over dwindling stockpiles. Foreign exchange trading produced additional Trust profits. The US dollar experienced a sell-off in January and the gains on long Emerging Market (EM) positions, versus short the USD, more than offset the losses incurred in the short Developed Market (DM) currencies. Longs in Latin American currencies were the main EM gainers as risky assets and carry trades were bought in the risk-on environment. Interest rate positions generated partially offsetting losses on the month. US Treasuries advanced (yields fell) after easing US inflation data strengthened the case for the Fed to turn less aggressive, hurting short positioning along the curve. In Europe, short positioning on German bonds added to Trust losses as prices followed Treasuries higher despite hawkish rhetoric from Lagarde and other European Central Bankers. Long positioning on UK gilts and the Aussie 10-year bond generated partially offsetting gains.Short protection positions in the credit indices which narrowed sharply alongside the broader rally in risk assets generated gains for the Trust.

The Trust showed a robust profit in February. Gains came from fixed income, foreign exchange (FX), and commodity positions, while stock indices produced some partially offsetting losses. Credit holdings had limited P&L impact on the month. Interest rate positions dominated Trust gains in February with long-dated and short-dated instruments equally contributing to profits. US Treasury prices fell (yields rose) as hotter-than-expected inflation data and an extraordinary jump in payrolls elicited increasingly hawkish commentary from Fed members throughout the month, benefiting short positioning. Euro-area core inflation accelerated to a record, prompting money markets to price in a higher ECB terminal rate, which created gains for short German bond positioning. Interest rate swap holdings were also additive, led by a payer position in Mexican rates as yields moved higher after a larger-than-expected rate hike from Mexico’s Central Bank. Foreign exchange trading produced additional Trust returns. The US dollar rallied over the course of the month and the Trust’s short positions in the Developed Market (DM), versus long the US dollar, drove sector gains. A short Norwegian krone holding (against long USD) was a major P&L contributor in the FX sector as the krone continued to be susceptible to weakness in energies, ultimately ending the month as the worst performing G-10 currency in 2023. Commodities provided additional profits for the Trust in February. Short holdings across the industrial and precious metal sub-sectors profited as increasing expectations for further Fed policy tightening and a stronger US dollar weighed on metals prices. Net long global stock index positioning generated some offsetting losses during the month. After a strong start to the year, February saw equity markets retrace in North America and Asia. In the US, stronger-than-expected economic releases, which included labor and inflation data, spurred a meaningful repricing of FOMC rate expectations. In the APAC region, strained US-China geopolitical relations and weaker near-term demand outlooks for China further weighed on risk sentiment. Long positioning on European equities provided some offsetting gains as markets proved more resilient to higher rates in the region.

The Trust realized a loss in March. Losses came from interest rate, stock, commodity, and credit holdings, while foreign exchange (FX) produced some partially offsetting gains during the month. Interest rate positions dominated Trust losses on the month, with both long-dated and short-dated instruments suffering in the wake of the banking crisis that drove global bond prices higher (yields lower). The negative impact on the financial sector from the US Fed’s policy tightening campaign prompted traders to scale back rate hike bets, hurting short US Treasury positioning across most tenors. Partially offsetting gains came from long UK Gilt and Aussie 10-year bond positioning, both of which benefited from the rapid shift to less risky assets. Stock holdings also weighed on Trust performance amid a volatile month of trading. Predominantly long stock positioning was negatively impacted after the collapse of Silicon Valley Bank and the ensuing fears of contagion. Some stock P&L losses were recovered with prices rallying off mid-month lows as the banking sector stabilized and investors weighed the possibility of the Fed pausing its rate increases. Commodity positions added to Trust losses in March. Short precious metal holdings generated the largest sub-sector losses as bullion prices rose amid the banking sector turmoil, diminished expectations for further Fed tightening, and a softer US dollar. Credit trading generated additional losses as a short protection position in the iTraxx Senior Financial index suffered after credit spreads widened sharply in the wake of the Silicon Valley Bank and Credit Suisse fiascos. Foreign exchange trading provided some partially offsetting Trust gains. While the DXY index traded lower during the month on back of the shift to a more dovish outlook on the US Federal Reserve, a few of the so-called commodity currencies were the exceptions. The Trust profited from short-positions on the Aussie dollar and Norwegian krone, which both traded softer on back of weakness in oil markets.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2023 and December 31, 2022 and the trading gains/losses by market category for the three months ended March 31, 2023 and the year ended December 31, 2022.

	March 31, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.24%	(0.27)%
Commodities	0.61%	1.01%
Foreign Exchange	0.67%	2.80%
Interest Rates	1.43%	0.62%
Equity Indices	0.66%	0.17%
Aggregate/Total	2.35%	4.34%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2023.

Of the 4.12% return for the three months ended March 31, 2023 for Series A, approximately 4.34% was due to trading gains (before commissions), approximately 1.12% due to investment income and approximately (1.34)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 4.22% return for the three months ended March 31, 2023 for Series B, approximately 4.34% was due to trading gains (before commissions) approximately 1.12% due to investment income and approximately (1.24)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 4.42% return for the three months ended March 31, 2023 for Series D, approximately 4.34% was due to trading gains (before commissions) approximately 1.12% due to investment income and approximately (1.04)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 4.62% return for the three months ended March 31, 2023 for Series W, approximately 4.34% was due to trading gains (before commissions) approximately 1.12% due to investment income and approximately (0.84)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2023 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2023.

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

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

           None

Item 1A.  Risk Factors.

          There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 24, 2023.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of March 31, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months Ended March 31, 2023 and 2022, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2023 and 2022, (vi) Financial Highlights For the Three Months Ended March 31, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of March 31, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months Ended March 31, 2023 and 2022, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2023 and 2022, (vi) Financial Highlights For the Three Months Ended March 31, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST (Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 15, 2023	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer