Form 10-Q
period 2023-06-30
CAMPBELL FUND TRUST
filed 2023-08-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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

The Registrant has no voting stock. As of June 30, 2023, there were 92,852.982 Series A Units, 9,483.243 Series B Units, 16,886.917 Series D Units, and 11,969.138 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$24,638,877	4.79%
	Equipment Loans	3,966,702	0.77%
	Total Asset Backed Securities (cost $28,702,770)	28,605,579	5.56%

	Bank Deposits
	United States
	Financials (cost $18,427,938)	18,419,809	3.58%
	Australia
	Financials (cost $2,552,328)	2,550,020	0.50%
	Total Bank Deposits (cost $20,980,266)	20,969,829	4.08%

	Commercial Paper
	Canada
	Materials (cost $11,708,217)	11,704,732	2.28%
	United Kingdom
	Financials (cost $8,618,439)	8,614,307	1.67%
	United States
	Consumer Discretionary	26,119,991	5.08%
	Financials	69,016,188	13.41%
	Industrials	13,420,639	2.61%
	Real Estate	1,968,255	0.38%
	Technology	9,201,290	1.79%
	Utilities	35,907,463	6.98%
	Total United States (cost $155,676,142)	155,633,826	30.25%
	Total Commercial Paper (cost $176,002,798)	175,952,865	34.20%

	Corporate Bonds
	Australia
	Financials (cost $4,174,527)	4,169,393	0.81%
	Canada
	Energy	3,300,943	0.64%
	Financials	12,998,644	2.52%
	Total Canada (cost $16,388,494)	16,299,587	3.16%
	Germany
	Consumer Discretionary	1,178,033	0.23%
	Industrials	1,967,421	0.38%
	Total Germany (cost $3,140,471)	3,145,454	0.61%
	Japan
	Financials (cost $1,239,999)	1,242,074	0.24%
	Spain
	Financials (cost $2,599,994)	2,549,865	0.50%
	Switzerland
	Financials (cost $3,180,000)	3,126,124	0.61%
	United Kingdom
	Financials (cost $1,893,546)	$1,888,011	0.37%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$8,262,661	1.61%
	Energy	1,284,090	0.25%
	Financials	18,744,440	3.64%
	Health Care	3,889,458	0.76%
	Industrials	7,080,590	1.38%
	Materials	5,180,192	1.01%
	Real Estate	2,114,064	0.41%
	Technology	2,046,105	0.40%
	Utilities	5,341,516	1.04%
	Total United States (cost $54,325,369)	53,943,116	10.50%
	Total Corporate Bonds (cost $86,942,400)	86,363,624	16.80%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$6,200,000	U.S. Treasury Bills Due 07/13/2023(1)	6,191,326	1.20%
$1,500,000	U.S. Treasury Bills Due 07/20/2023(1)	1,496,451	0.29%
$16,000,000	U.S. Treasury Bills Due 09/07/2023(1)	15,848,805	3.08%
$19,175,000	U.S. Treasury Bills Due 09/28/2023(1)	18,935,482	3.67%
$12,300,000	U.S. Treasury Bills Due 10/12/2023(1)	12,120,936	2.36%
	Total Government And Agency Obligations (cost $54,606,425)	54,593,000	10.60%
	Total Fixed Income Securities (cost $367,234,659)(2)	$366,484,897	71.24%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $54,593,000 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2023 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $5,063,301)	$5,063,301	0.98%
Total Short Term Investments (cost $5,063,301)	$5,063,301	0.98%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$2,033,132	0.40%
Energy	565,819	0.11%
Metals	(3,593,001)	(0.70)%
Stock indices	5,308,183	1.03%
Long-term interest rates	(581,169)	(0.11)%
Net unrealized gain (loss) on long futures contracts	3,732,964	0.73%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(3,423,138)	(0.67)%
Energy	(3,368,717)	(0.65)%
Metals	8,895,067	1.73%
Stock indices	(1,950,795)	(0.38)%
Short-term interest rates	4,402,559	0.86%
Long-term interest rates	1,823,440	0.35%
Net unrealized gain (loss) on short futures contracts	6,378,416	1.24%
Net unrealized gain (loss) on open futures contracts	$10,111,380	1.97%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$777,811	0.15%
Various short forward currency contracts	(2,744,661)	(0.53)%
Net unrealized gain (loss) on open forward currency contracts	$(1,966,850)	(0.38)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $5,307,048)(3)	$8,030,555	1.56%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net proceeds $238,465)(4)	$1,375,296	0.27%

(3)
Includes $6,858,862 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $560,740 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2023 AND DECEMBER 31, 2022 (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Equity in futures brokers trading accounts
Cash	$29,732,552	$33,417,908
Restricted cash	13,302,843	5,709,117
Fixed income securities (cost $54,606,425 and $55,295,067, respectively)	54,593,000	55,308,662
Net unrealized gain on open futures contracts	10,111,380	2,626,404
Total equity in futures brokers trading accounts	107,739,775	97,062,091

Cash and cash equivalents	4,915,429	8,763,179
Cash at interbank market maker	15,994,615	4,445,935
Restricted cash at interbank market maker	42,038,432	50,629,684
Short term investments (cost $5,063,301 and $3,954,316, respectively)	5,063,301	3,954,316
Cash at swaps broker	16,455,054	6,713,855
Restricted cash at swaps broker	25,545,500	7,712,162
Fixed income securities (cost $312,628,234 and $299,584,725, respectively)	311,891,897	297,861,773
Credit default index swaps	1,171,693	36,154
Interest rate swaps	814,556	3,001,177
Due from swaps broker	309,357	63,523
Net unrealized gain on open forward currency contracts	0	1,967,750
Interest receivable	1,714,820	990,528
Subscriptions receivable	0	341,433
Total assets	$533,654,429	$483,543,560

LIABILITIES
Accounts payable	$274,719	$264,610
Payable at custodian	5,000,000	0
Management fee payable	857,661	791,085
Payable for securities purchased	7,295,047	0
Net unrealized loss on open forward currency contracts	1,966,850	0
Accrued commissions and other trading fees on open contracts	112,303	67,321
Offering costs payable	145,194	179,549
Sales commission payable	700,126	639,495
Redemptions payable	2,853,352	5,532,899
Total liabilities	19,205,252	7,474,959

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 92,852.982 and 89,254.537 units outstanding at June 30, 2023 and December 31, 2022	382,481,332	352,416,060
Series B Units – Redeemable
Other Unitholders - 9,483.243 and 10,002.807 units outstanding at June 30, 2023 and December 31, 2022	43,200,565	43,597,613
Series D Units – Redeemable
Other Unitholders - 16,886.917 and 14,967.333 units outstanding at June 30, 2023 and December 31, 2022	27,952,639	23,615,197
Series W Units – Redeemable
Other Unitholders - 11,969.138 and 11,697.747 units outstanding at June 30, 2023 and December 31, 2022	60,814,641	56,439,731
Total unitholders’ capital (Net Asset Value)	514,449,177	476,068,601
Total liabilities and unitholders’ capital (Net Asset Value)	$533,654,429	$483,543,560

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$4,878,481	$34,797,702	$4,185,736	$76,804,722
Change in unrealized	(835,061)	(6,940,270)	7,484,976	(377,346)
Brokerage commissions	(803,532)	(357,492)	(1,424,852)	(703,466)
Net gain (loss) from futures trading	3,239,888	27,499,940	10,245,860	75,723,910

Forward currency trading gains (losses)
Realized	(8,338,102)	27,720,688	5,838,301	35,217,743
Change in unrealized	(3,317,140)	3,496,384	(3,934,600)	13,615,634
Brokerage commissions	(186,829)	(54,993)	(339,727)	(119,184)
Net gain (loss) from forward currency trading	(11,842,071)	31,162,079	1,563,974	48,714,193

Swap trading gains (losses)
Realized	4,339,259	2,219,457	7,766,557	1,606,440
Change in unrealized	4,815,626	(630,957)	794,894	492,026
Net gain (loss) from swap trading	9,154,885	1,588,500	8,561,451	2,098,466
Total net trading gain (loss)	552,702	60,250,519	20,371,285	126,536,569

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	9,733,444	921,703	14,841,592	1,140,006
Realized gain (loss) on fixed income securities	(3,834,968)	(11,565)	(3,975,204)	(28,962)
Change in unrealized gain (loss) on fixed income securities	409,910	(746,623)	959,595	(1,289,033)
Total investment income (loss)	6,308,386	163,515	11,825,983	(177,989)

Expenses
Management fee	2,569,943	2,113,410	5,080,470	3,796,788
Performance fee	0	10,629,658	122	12,160,459
Operating expenses	301,286	263,109	622,887	478,342
Sales commission	2,187,881	1,820,334	4,327,834	3,280,681
Total expenses	5,059,110	14,826,511	10,031,313	19,716,270
Net investment income (loss)	1,249,276	(14,662,996)	1,794,670	(19,894,259)
NET INCOME (LOSS)	$1,801,978	$45,587,523	$22,165,955	$106,642,310

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$11.50	$418.28	$173.95	$1,014.29
Series B	$14.71	$455.04	$200.99	$1,100.69
Series D	$8.90	$164.26	$78.85	$361.41
Series W	$38.81	$518.44	$264.97	$1,177.27

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$8.24	$415.98	$170.77	$1,010.34
Series B	$12.92	$454.79	$196.92	$1,100.22
Series D	$7.79	$163.80	$77.50	$359.05
Series W	$33.43	$510.46	$256.11	$1,165.93

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	92,381.130	81,070.594	91,282.075	79,321.105
Series B	9,729.716	10,215.365	9,865.481	10,224.101
Series D	15,631.127	9,805.164	15,325.142	8,769.041
Series W	11,792.551	10,451.828	11,684.298	9,993.508

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$22,165,955	$106,642,310
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(5,304,865)	(12,441,281)
(Increase) decrease in interest receivable	(724,292)	(290,099)
(Increase) decrease in due from swaps broker	(245,834)	60,400
(Increase) decrease in payable at custodian	5,000,000	0
(Increase) decrease in payable for securities purchased	7,295,047	0
Increase (decrease) in accounts payable and accrued expenses	182,298	11,073,352
Net purchases from swap broker	1,845,977	517,858
Purchases of investments	(2,067,401,439)	(1,900,071,834)
Sales/maturities of investments	2,053,937,586	1,773,618,719
Net cash from (for) operating activities	16,750,433	(20,890,575)

Cash flows from (for) financing activities
Addition of units	33,527,617	41,912,744
Redemption of units	(18,745,629)	(6,605,063)
Offering costs paid	(939,836)	(792,805)
Net cash from (for) financing activities	13,842,152	34,514,876

Net increase (decrease) in cash, cash equivalents and restricted cash	30,592,585	13,624,301

Cash, cash equivalents and restricted cash at beginning of period	117,391,840	86,100,689
Cash, cash equivalents and restricted cash at end of period	$147,984,425	$99,724,990

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$29,732,552	$33,417,908
Restricted cash	13,302,843	5,709,117
Cash and cash equivalents	4,915,429	8,763,179
Cash at interbank market maker	15,994,615	4,445,935
Restricted cash at interbank market maker	42,038,432	50,629,684
Cash at swaps broker	16,455,054	6,713,855
Restricted cash at swaps broker	25,545,500	7,712,162
Total cash, cash equivalents and restricted cash at end of period	$147,984,425	$117,391,840

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2023

Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss) for the three months ended March 31, 2023		14,816,600		1,839,702
Additions	3,341.433	13,805,592	6.658	30,318
Redemptions	(477.390)	(1,967,848)	(115.048)	(521,849)
Offering costs		(373,374)		0
Balances at March 31, 2023	92,118.580	$378,697,030	9,894.417	$44,945,784

Net income (loss) for the three months ended June 30, 2023		1,062,055		143,161
Additions	2,291.155	9,476,723	6.687	30,548
Redemptions	(1,556.753)	(6,434,366)	(417.861)	(1,918,928)
Offering costs		(320,110)		0
Balances at June 30, 2023	92,852.982	$382,481,332	9,483.243	$43,200,565

Six Months Ended June 30, 2022

Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss) for the three months ended March 31, 2022		46,544,538		6,605,252
Additions	4,143.585	13,531,965	6.169	21,994
Redemptions	(973.220)	(3,069,663)	(25.462)	(87,348)
Offering costs		(314,386)		0
Balances at March 31, 2022	79,898.568	$279,430,276	10,228.466	$39,426,133

Net income (loss) for the three months ended June 30, 2022		33,909,878		4,648,364
Additions	3,498.957	13,327,329	6.611	27,663
Redemptions	(628.745)	(2,375,787)	(38.577)	(162,002)
Offering costs		(393,326)		0
Balances at June 30, 2022	82,768.780	$323,898,370	10,196.500	$43,940,158

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$4,119.21	$4,110.97	$3,948.44	$3,913.29	$3,497.31	$2,902.95

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$4,555.46	$4,542.54	$4,358.54	$4,309.34	$3,854.55	$3,209.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2023

Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss) for the three months ended March 31, 2023		1,069,324		2,638,351	20,363,977
Additions	913.289	1,507,596	413.439	2,060,481	17,403,987
Redemptions	(563.347)	(926,063)	(562.622)	(2,773,695)	(6,189,455)
Offering costs		(31,058)		(73,233)	(477,665)
Balances at March 31, 2023	15,317.275	$25,234,996	11,548.564	$58,291,635	$507,169,445

Net income (loss) for the three months ended June 30, 2023		139,137		457,625	1,801,978
Additions	1,950.261	3,240,197	595.883	3,034,729	15,782,197
Redemptions	(380.619)	(629,181)	(175.309)	(894,152)	(9,876,627)
Offering costs		(32,510)		(75,196)	(427,816)
Balances at June 30, 2023	16,886.917	$27,952,639	11,969.138	$60,814,641	$514,449,177

Six Months Ended June 30, 2022

Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219
Net income (loss) for the three months ended March 31, 2022		1,558,591		6,346,406	61,054,787
Additions	2,244.108	2,918,655	956.930	3,900,008	20,372,622
Redemptions	0.000	0	(70.953)	(300,000)	(3,457,011)
Offering costs		(12,943)		(47,669)	(374,998)
Balances at March 31, 2022	9,119.672	$12,686,644	10,272.713	$43,434,566	$374,977,619

Net income (loss) for the three months ended June 30, 2022		1,610,591		5,418,690	45,587,523
Additions	2,567.837	3,894,936	950.411	4,376,182	21,626,110
Redemptions	0.000	0	(127.820)	(591,658)	(3,129,447)
Offering costs		(18,945)		(61,427)	(473,698)
Balances at June 30, 2022	11,687.509	$18,173,226	11,095.304	$52,576,353	$438,588,107

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$1,655.28	$1,647.49	$1,577.78	$1,554.93	$1,391.13	$1,195.88

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2023	March 31, 2023	December 31, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$5,080.95	$5,047.52	$4,824.84	$4,738.61	$4,228.15	$3,572.68

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,110.97	$3,497.31	$3,948.44	$2,902.95

Income (loss) from operations:
Total net trading gains (losses) (1)	4.71	555.07	169.87	1,193.41
Net investment income (loss) (1)	7.00	(134.24)	8.50	(174.15)
Total net income (loss) from operations	11.71	420.83	178.37	1,019.26
Offering costs (1)	(3.47)	(4.85)	(7.60)	(8.92)
Net asset value per unit at end of period	$4,119.21	$3,913.29	$4,119.21	$3,913.29
Total Return (4)	0.20%	11.89%	4.33%	34.80%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.40%	4.28%	4.40%
Performance fee (4)	0.00%	2.53%	0.00%	2.80%
Total expenses	4.24%	6.93%	4.28%	7.20%
Net investment income (loss) (2),(3)	0.68%	(4.24)%	0.42%	(4.50)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,542.54	$3,854.55	$4,358.54	$3,209.12

Income (loss) from operations:
Total net trading gains (losses) (1)	5.19	612.10	187.67	1,315.67
Net investment income (loss) (1)	7.73	(157.31)	9.25	(215.45)
Total net income (loss) from operations	12.92	454.79	196.92	1,100.22
Net asset value per unit at end of period	$4,555.46	$4,309.34	$4,555.46	$4,309.34
Total Return (4)	0.28%	11.80%	4.52%	34.28%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.44%	4.32%	4.42%
Performance fee (4)	0.00%	2.77%	0.00%	3.44%
Total expenses	4.28%	7.21%	4.32%	7.86%
Net investment income (loss) (2),(3)	0.68%	(4.28)%	0.42%	(4.52)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,647.49	$1,391.13	$1,577.78	$1,195.88

Income (loss) from operations:
Total net trading gains (losses) (1)	1.86	220.75	67.85	481.17
Net investment income (loss) (1)	8.01	(55.02)	13.80	(118.48)
Total net income (loss) from operations	9.87	165.73	81.65	362.69
Offering costs (1)	(2.08)	(1.93)	(4.15)	(3.64)
Net asset value per unit at end of period	$1,655.28	$1,554.93	$1,655.28	$1,554.93
Total Return (4)	0.47%	11.77%	4.91%	30.02%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.96%	3.08%	3.00%	3.04%
Performance fee (4)	0.00%	2.91%	0.00%	6.69%
Total expenses	2.96%	5.99%	3.00%	9.73%
Net investment income (loss) (2),(3)	1.92%	(2.92)%	1.66%	(3.14)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,047.52	$4,228.15	$4,824.84	$3,572.68

Income (loss) from operations:
Total net trading gains (losses) (1)	5.69	672.66	207.50	1,460.93
Net investment income (loss) (1)	34.12	(156.32)	61.31	(284.08)
Total net income (loss) from operations	39.81	516.34	268.81	1,176.85
Offering costs (1)	(6.38)	(5.88)	(12.70)	(10.92)
Net asset value per unit at end of period	$5,080.95	$4,738.61	$5,080.95	$4,738.61
Total Return (4)	0.66%	12.07%	5.31%	32.63%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.24%	2.32%	2.26%	2.32%
Performance fee (4)	0.00%	2.90%	0.00%	5.49%
Total expenses	2.24%	5.22%	2.26%	7.81%
Net investment income (loss) (2),(3)	2.68%	(2.16)%	2.42%	(2.42)%

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
  JUNE 30, 2023 (Unaudited)

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
  JUNE 30, 2023 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2023 and December 31, 2022, and for the periods ended June 30, 2023 and 2022 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	Fair Value at June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$5,063,301	$0	$0	$5,063,301
Fixed income securities	0	366,484,897	0	366,484,897

Other Financial Instruments
Exchange-traded futures contracts	10,111,380	0	0	10,111,380
Forward currency contracts	0	(1,966,850)	0	(1,966,850)
Credit default index swap contracts	0	8,030,555	0	8,030,555
Interest rate swap contracts	0	1,375,296	0	1,375,296
Total	$15,174,681	$373,923,898	$0	$389,098,579

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,954,316	$0	$0	$3,954,316
Fixed income securities	0	353,170,435	0	353,170,435

Other Financial Instruments
Exchange-traded futures contracts	2,626,404	0	0	2,626,404
Forward currency contracts	0	1,967,750	0	1,967,750
Credit default index swap contracts	0	381,247	0	381,247
Interest rate swap contracts	0	3,287,237	0	3,287,237
Total	$6,580,720	$358,806,669	$0	$365,387,389

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
  JUNE 30, 2023 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company is $108,549 and $149,854 for Series A units, $138,513 and $141,935 for Series D units and $256,033 and $286,440 for Series W units, respectively.

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
  JUNE 30, 2023 (Unaudited)

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
  JUNE 30, 2023 (Unaudited)

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
  JUNE 30, 2023 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2023. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2023 and 2022, Campbell & Company received redemption fees of $608 and $0, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at June 30, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At June 30, 2023 and December 31, 2022, the carrying value of such credit derivative contracts purchased was $8,030,555 and $381,247, respectively.

	June 30, 2023	December 31, 2022
Credit Default Index Swaps	Maturity Date: June 2028	Maturity Date: December 2027
Investment grade	$604,728,092	$73,504,094
Non-investment grade	115,526,562	25,156,817
Total	$720,254,654	$98,660,911

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2023 and December 31, 2022 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2023 Fair Value	Liability Derivatives at June 30, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,457,987	$(7,847,993)	$(1,390,006)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	647,630	(3,450,528)	(2,802,898)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	12,348,025	(7,045,959)	5,302,066
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,620,157	(2,262,769)	3,357,388
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,414,860	(12,301)	4,402,559
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,354,148	(1,111,877)	1,242,271
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	25,239,970	(27,206,820)	(1,966,850)
Credit Default Index Swap Contracts**	Credit default index swaps	10,091,658	(2,061,103)	8,030,555
Interest Rate Swap Contracts**	Interest rate swaps	3,376,409	(2,001,113)	1,375,296
Totals		$70,550,844	$(53,000,463)	$17,550,381

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2023 and 2022 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2023	Trading Gains (Losses) for the Three Months Ended June 30, 2022
Agriculture Contracts	$1,664,427	$3,236,787
Energy Contracts	(9,275,140)	3,802,057
Metal Contracts	7,002,235	(1,146,681)
Stock Indices Contracts	5,756,931	3,191,291
Short-Term Interest Rate Contracts	5,098,597	(504,421)
Long-Term Interest Rate Contracts	(6,203,630)	19,278,399
Forward Currency Contracts	(11,655,242)	31,217,072
Credit Default Index Swap Contracts	3,294,856	(2,829,434)
Interest Rate Swap Contracts	5,860,029	4,417,934
Total	$1,543,063	$60,663,004

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2023	Trading Gains (Losses) for the Six Months Ended June 30, 2022
Agriculture Contracts	$1,246,653	$8,437,491
Energy Contracts	(8,558,685)	23,367,365
Metal Contracts	11,467,209	5,829,307
Stock Indices Contracts	6,288,706	4,359,292
Short-Term Interest Rate Contracts	6,186,908	4,400,748
Long-Term Interest Rate Contracts	(4,960,080)	30,033,173
Forward Currency Contracts	1,903,702	48,833,377
Credit Default Index Swap Contracts	2,994,150	(4,224,149)
Interest Rate Swap Contracts	5,567,301	6,322,615
Total	$22,135,864	$127,359,219

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2023	Trading Gains (Losses) for the Three Months Ended June 30, 2022
Futures trading gains (losses):
Realized**	$4,878,481	$34,797,702
Change in unrealized	(835,061)	(6,940,270)
Forward currency trading gains (losses):
Realized**	(8,338,102)	27,720,688
Change in unrealized	(3,317,140)	3,496,384
Swap trading gains (losses):
Realized**	4,339,259	2,219,457
Change in unrealized	4,815,626	(630,957)
Total	$1,543,063	$60,663,004

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2023	Trading Gains (Losses) for the Six Months Ended June 30, 2022
Futures trading gains (losses):
Realized***	$4,185,736	$76,804,722
Change in unrealized	7,484,976	(377,346)
Forward currency trading gains (losses):
Realized***	5,838,301	35,217,743
Change in unrealized	(3,934,600)	13,615,634
Swap trading gains (losses):
Realized***	7,766,557	1,606,440
Change in unrealized	794,894	492,026
Total	$22,135,864	$127,359,219

**
For the three months ended June 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(29,355) and $160,853, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(2,390,856) and $1,544,623, respectively.

***
For the six months ended June 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(16,423) and $180,621, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(2,836,050) and $2,640,117, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

For the three months ended June 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 70,700 and 33,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $5,336,700,000 and $1,459,900,000, respectively; and the monthly average of notional value of forward currency contracts was $5,802,700,000 and $2,976,200,000, respectively.

For the six months ended June 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 61,400 and 31,700, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $4,595,500,000 and $1,404,300,000, respectively; and the monthly average of notional value of forward currency contracts was $5,598,200,000 and $3,113,200,000, respectively.

Open contracts generally mature within three months; as of June 30, 2023, the latest maturity date for open futures contracts is September 2024 and the latest maturity date for open forward currency contracts is September 2023. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2028.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2023 and December 31, 2022 was $54,593,000 and $55,308,662, respectively, which equals approximately 11% and 12% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at June 30, 2023 and December 31, 2022 was restricted cash for margin requirements of $80,886,775 and $64,050,963, respectively, which equals approximately 16% and 13% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$15,821,466	$(10,858,334)	$4,963,132
Futures contracts	Goldman, Sachs & Co.	16,021,341	(10,873,093)	5,148,248
Forward currency contracts	NatWest Markets Plc	25,239,970	(25,239,970)	0
Centrally cleared swap contracts*	Centrally Cleared	13,468,067	(4,062,216)	9,405,851
Total derivatives		$70,550,844	$(51,033,613)	$19,517,231

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,963,132	$0	$0	$4,963,132
Goldman, Sachs & Co.	5,148,248	0	0	5,148,248
Centrally Cleared	9,405,851	0	0	9,405,851
Total	$19,517,231	$0	$0	$19,517,231

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,858,334	$(10,858,334)	$0
Futures contracts	Goldman, Sachs & Co.	10,873,093	(10,873,093)	0
Forward currency contracts	NatWest Markets Plc	27,206,820	(25,239,970)	1,966,850
Centrally cleared swap contracts	Centrally Cleared	4,062,216	(4,062,216)	0
Total derivatives		$53,000,463	$(51,033,613)	$1,966,850

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	1,966,850	0	(1,966,850)	0
Centrally Cleared	0	0	0	0
Total	$1,966,850	$0	$(1,966,850)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,125,617	$(9,805,944)	$1,319,673
Futures contracts	Goldman, Sachs & Co.	10,962,373	(9,655,642)	1,306,731
Forward currency contracts	NatWest Markets Plc	23,501,515	(21,533,765)	1,967,750
Centrally cleared swap contracts*	Centrally Cleared	5,481,456	(1,812,972)	3,668,484
Total derivatives		$51,070,961	$(42,808,323)	$8,262,638

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2023 (Unaudited)

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
  JUNE 30, 2023 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2023 and December 31, 2022, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2023 and 2022, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2023 and December 31, 2022, the results of operations and financial highlights for the three months and six months ended June 30, 2023 and 2022, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, the aggregate capitalization of the Trust was $514,449,177 with Series A, Series B, Series D and Series W comprising $382,481,332, $43,200,565, $27,952,639 and $60,814,641, respectively, of the total. The Net Asset Value per Unit was $4,119.21 for Series A, $4,555.46 for Series B, $1,655.28 for Series D and $5,080.95 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2023 and 2022 for Series A were 4.33% and 34.80%, Series B were 4.52% and 34.28%, Series D were 4.91% and 30.02% and Series W were 5.31% and 32.63%, respectively.

2023 (For the Six Months Ended June 30)

Of the 4.33% return for the six months ended June 30, 2023 for Series A, approximately 4.61% was due to trading gains (before commissions), approximately 2.42% due to investment income and approximately (2.70)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 4.52% return for the six months ended June 30, 2023 for Series B, approximately 4.61% was due to trading gains (before commissions) approximately 2.42% due to investment income and approximately (2.51)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 4.91% return for the six months ended June 30, 2023 for Series D, approximately 4.61% was due to trading gains (before commissions) approximately 2.42% due to investment income and approximately (2.12)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 5.31% return for the six months ended June 30, 2023 for Series W, approximately 4.61% was due to trading gains (before commissions) approximately 2.42% due to investment income and approximately (1.72)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2023, the Trust accrued management fees in the amount of $5,080,470 and paid management fees in the amount of $5,013,894. During the six months ended June 30, 2023, the Trust accrued sales commissions in the amount of $4,327,834 and paid sales commissions in the amount of $4,267,203. During the six months ended June 30, 2023, the Trust accrued performance fees in the amount of $122 and paid performance fees in the amount of $122.

An analysis of the 4.61% gross trading gains for the Trust for the six months ended June 30, 2023 by sector is as follows:

Sector	% Gain (Loss)
Credit	1.34%
Commodities	1.00%
Foreign Exchange	0.56%
Interest Rates	0.34%
Equity Indices	1.37%
4.61%

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

The Trust was close to unchanged in April.  Commodity and foreign exchange (FX) positions produced gains, while fixed income holdings generated offsetting losses.  Credit and stock holdings had little effect on the Trust. The commodity sector was additive for the Trust during the month.  A long sugar holding produced a significant gain as the soft commodity rallied to an 11-year high on Brazilian supply concerns following above-average rainfall in the region.  Some long energy holdings generated partially offsetting losses amid a mid-month sector-wide selloff that was spurred by recession worries and potentially tighter financial conditions which clouded the outlook for fuel demand. FX trading contributed modest gains in April.  Varied performance in the global FX markets (versus the dollar), coupled with mixed positioning led to negligible sector P&L.  Short positions on the Norwegian krone and Australian dollar, which continued their 2023 weakening trends, resulted in gains for the Trust.  Partially offsetting losses were realized in certain emerging market currencies, where long positioning was a detractor in the risk-off environment. Mixed credit positions produced de minimis gains for the Trust as credit spreads widened alongside the sell-off in other risky assets. Interest rate positions added modest losses to the Trust over the month.  UK Gilts underperformed after data showed inflation remained in the double digits, prompting traders to raise bets on the peak BOE rate, hurting long positioning.  Aussie bonds also contributed to losses after minutes showed the RBA discussed a quarter-point hike before deciding on a pause in April.  Short US Treasury positions generated some partially offsetting gains. Stocks indexes trading was flat for the Trust in April.  Gains were seen from Asian and European stock holdings while US index positions generated offsetting losses as markets weighed the potential higher-for-longer dynamic, the debt ceiling stalemate, renewed banking sector turmoil, and a pickup in growth worries with better than feared earnings and guidance.

The Trust produced a gain during May. Profits came from commodity and foreign exchange (FX) positions, while stock index and interest rates produced some partially offsetting losses. Credit holdings had little impact on the Trust. The commodity sector led Trust gains during the month of May. Short copper positions generated the best sector gains with prices falling to 6-month lows as sentiment soured on the back of China’s disappointing economic recovery and on the stronger US dollar. Additionally, copper stockpiles rebounded from multi-year lows. A short natural gas position also provided gains as the energy dropped amid ample supplies following persistent milder weather in the US. Foreign exchange trading generated additional Trust profits. Despite debt-ceiling concerns in the United States, the US dollar rallied during the month and the Trust’s gains on short Developed Market (DM) positions (versus long the USD) marginally offset the losses incurred in some long Emerging Market (EM) currencies. Shorts in commodity-linked currencies like the Norwegian krone and Australian dollar were the big DM gainers with those FX markets depreciating as oil prices sold off and as China growth concerns increased. Global stock index trading resulted in losses to the Trust. Net-long positioning for much of the month generated losses as recession fears, a ‘higher-for-longer’ stance from many Central Banks, US debt ceiling concerns, and China’s lackluster recovery weighed on sentiment. A strong AI-driven rally following Nvidia’s upbeat earnings and blow-out guidance at month-end capped losses. Interest rate positions were also a negative contributor in May. Long positioning on the UK Gilt led losses as a higher-than-expected UK inflation print put pressure on the Bank of England to continue hiking and caused Gilts to weaken (yields higher). Partially offsetting gains came from Canadian and New Zealand interest rate instruments. Canada’s inflation also came in hotter-than-expected which proved beneficial to short CGB positioning as prices declined. Payer NZD IRS positioning (which is profitable with higher yields) experienced monthly gains as Kiwi yields pushed higher prior to the late May RBNZ meeting.

The Trust produced a loss in June. Losses came from commodity and foreign exchange holdings while interest rate, stock index, and credit positions produced some partially offsetting gains during the month. The commodity sector led Trust losses during the month of June. Energy positions generated the largest sub-sector loss, namely from a short natural gas holding. Futures on natural gas rallied throughout the month as warmer temperatures continued to drive up cooling demand. A short on cocoa futures added to monthly losses as the soft commodity surged on fears heavy rains in major producing countries will disrupt harvests. Foreign exchange trading generated additional Trust losses as short positions in the Developed Market currencies (versus long the USD) more than offset the gains experienced in the Emerging Markets. The dominant story for the USD and monetary policy was that the Fed “skipped” a rate hike at its June meeting while other central banks like the ECB remained focused on tightening. This divergence resulted in the dollar index trading weaker on the month, hurting our net long USD position. Interest rate positions resulted in some offsetting gains in June with the positive P&L being led by short-dated instruments. With the exception of the Federal Reserve, major central banks continued raising rates with several delivering larger-than-expected hikes against a backdrop of better-than-expected economic data and persistent inflation. Short positioning on Euribor and German 2-year bonds benefited as yields rallied (prices fell) in the wake of a 25bps ECB hike and ongoing hawkish commentary from ECB President Lagarde. Short protection positions on the credit indices generated additional gains for the Trust. Credit spreads narrowed amid the broader rally in risk and the Trust benefited as a result. Global stock indexes generated profits for the Trust. Net long positioning on a variety of equity holdings benefited as most major indices finished the month in positive territory. Despite aggressive monetary policy tightening and geopolitical tensions, risk-on sentiment prevailed on optimistic soft-landing expectations and AI sector growth tailwinds.

2022 (For the Six Months Ended June 30)

Of the 34.80% return for the six months ended June 30, 2022 for Series A, approximately 40.21% was due to trading gains (before commissions) and offset by approximately (0.05)% due to investment loss and approximately (5.36)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 34.28% return for the six months ended June 30, 2022 for Series B, approximately 40.21% was due to trading gains (before commissions) and offset by approximately (0.05)% due to investment loss and approximately (5.88)% due to brokerage fees, management fees, sales commissions, performance fees and operating costs incurred by Series B.

Of the 30.02% return for the six months ended June 30, 2022 for Series D, approximately 40.21% was due to trading gains (before commissions) and offset by approximately (0.05)% due to investment loss and approximately (10.14)% due to brokerage fees, management fees, sales commissions, performance fees, offering costs and operating costs incurred by Series D.

Of the 32.63% return for the six months ended June 30, 2022 for Series W, approximately 40.21% was due to trading gains (before commissions) and offset by approximately (0.05)% due to investment loss and approximately (7.53)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2023 and December 31, 2022 and the trading gains/losses by market category for the six months ended June 30, 2023 and the year ended December 31, 2022.

	June 30, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.19%	1.34%
Commodities	0.73%	1.00%
Foreign Exchange	0.69%	0.56%
Interest Rates	0.79%	0.34%
Equity Indices	0.61%	1.37%
Aggregate/Total	1.18%	4.61%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2023.

Of the 4.33% return for the six months ended June 30, 2023 for Series A, approximately 4.61% was due to trading gains (before commissions), approximately 2.42% due to investment income and approximately (2.70)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 4.52% return for the six months ended June 30, 2023 for Series B, approximately 4.61% was due to trading gains (before commissions) approximately 2.42% due to investment income and approximately (2.51)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 4.91% return for the six months ended June 30, 2023 for Series D, approximately 4.61% was due to trading gains (before commissions) approximately 2.42% due to investment income and approximately (2.12)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 5.31% return for the six months ended June 30, 2023 for Series W, approximately 4.61% was due to trading gains (before commissions) approximately 2.42% due to investment income and approximately (1.72)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2023 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2023.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of June 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2023 and 2022, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of June 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2023 and 2022, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 14, 2023	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer