Form 10-Q
period 2023-09-30
CAMPBELL FUND TRUST
filed 2023-11-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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

The Registrant has no voting stock. As of September 30, 2023, there were 93,207.415 Series A Units, 9,389.861 Series B Units, 17,563.107 Series D Units, and 11,199.450 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$23,535,548	4.51%
	Equipment Loans	6,163,954	1.18%
	Total Asset Backed Securities (cost $30,245,843)	29,699,502	5.69%

	Bank Deposits
	France
	Financials (cost $2,691,781)	2,688,262	0.52%
	United States
	Financials (cost $8,967,601)	8,949,867	1.72%
	Australia
	Financials (cost $2,553,878)	2,553,334	0.49%
	Total Bank Deposits (cost $14,213,260)	14,191,463	2.73%

	Commercial Paper
	United States
	Consumer Discretionary	23,659,784	4.54%
	Financials	84,797,318	16.24%
	Industrials	5,157,762	0.99%
	Utilities	31,266,087	5.99%
	Total United States (cost $144,322,369)	144,880,951	27.76%
	Total Commercial Paper (cost $144,322,369)	144,880,951	27.76%

	Corporate Bonds
	Australia
	Financials (cost $4,173,338)	4,160,313	0.80%
	Canada
	Energy	3,327,353	0.64%
	Financials	12,885,572	2.46%
	Total Canada (cost $16,302,485)	16,212,925	3.10%
	Germany
	Consumer Discretionary	1,181,533	0.23%
	Industrials	1,968,347	0.38%
	Total Germany (cost $3,166,161)	3,149,880	0.61%
	Japan
	Financials (cost $3,455,487)	3,455,837	0.66%
	Netherlands
	Financials (cost $1,671,152)	1,668,016	0.32%
	Spain
	Financials (cost $2,599,996)	2,561,533	0.49%
	Switzerland
	Financials (cost $3,192,268)	3,179,471	0.61%
	United Kingdom
	Financials (cost $1,892,301)	$1,895,097	0.36%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$8,282,581	1.59%
	Energy	1,661,844	0.32%
	Financials	24,034,343	4.61%
	Health Care	3,908,703	0.75%
	Industrials	9,080,424	1.74%
	Materials	4,601,388	0.88%
	Real Estate	2,114,268	0.41%
	Technology	2,043,944	0.39%
	Utilities	5,366,226	1.03%
	Total United States (cost $61,390,741)	61,093,721	11.72%
	Total Corporate Bonds (cost $97,843,929)	97,376,793	18.67%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$12,300,000	U.S. Treasury Bills Due 10/12/2023(1)	12,281,986	2.34%
$7,700,000	U.S. Treasury Bills Due 11/09/2023(1)	7,656,992	1.47%
$29,450,000	U.S. Treasury Bills Due 12/19/2023(1)	29,111,656	5.58%
	Total Government And Agency Obligations (cost $49,037,759)	49,050,634	9.39%
	Total Fixed Income Securities (cost $335,663,160)(2)	$335,199,343	64.24%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $49,050,634 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2023 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $8,983,658)	$8,983,658	1.72%
Total Short Term Investments (cost $8,983,658)	$8,983,658	1.72%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(3,060,258)	(0.59)%
Energy	(305,440)	(0.06)%
Metals	167,359	0.03%
Stock indices	(118,872)	(0.02)%
Short-term interest rates	15,562	0.00%
Long-term interest rates	(1,209,538)	(0.23)%
Net unrealized gain (loss) on long futures contracts	(4,511,187)	(0.87)%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	6,019,897	1.15%
Energy	133,782	0.03%
Metals	1,213,701	0.23%
Stock indices	213,918	0.04%
Short-term interest rates	358,652	0.07%
Long-term interest rates	5,610,692	1.08%
Net unrealized gain (loss) on short futures contracts	13,550,642	2.60%
Net unrealized gain (loss) on open futures contracts	$9,039,455	1.73%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(6,016,804)	(1.15)%
Various short forward currency contracts	3,901,140	0.75%
Net unrealized gain (loss) on open forward currency contracts	$(2,115,664)	(0.40)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $4,831,046)(3)	$3,777,222	0.72%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net cost $1,140,868)(4)	$1,046,451	0.20%

(3)
Includes $3,881,261 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $1,617,549 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Equity in futures brokers trading accounts
Cash	$70,080,708	$33,417,908
Restricted cash	0	5,709,117
Fixed income securities (cost $49,037,759 and $55,295,067, respectively)	49,050,634	55,308,662
Net unrealized gain on open futures contracts	9,039,455	2,626,404
Total equity in futures brokers trading accounts	128,170,797	97,062,091

Cash and cash equivalents	3,152,656	8,763,179
Cash at interbank market maker	6,550,027	4,445,935
Restricted cash at interbank market maker	60,200,131	50,629,684
Short term investments (cost $8,983,658 and $3,954,316, respectively)	8,983,658	3,954,316
Cash at swaps broker	15,681,408	6,713,855
Restricted cash at swaps broker	18,908,910	7,712,162
Fixed income securities (cost $286,625,401 and $299,584,725, respectively)	286,148,709	297,861,773
Credit default index swaps	0	36,154
Interest rate swaps	0	3,001,177
Due from swaps broker	181,116	63,523
Net unrealized gain on open forward currency contracts	0	1,967,750
Interest receivable	1,797,637	990,528
Subscriptions receivable	398,002	341,433
Total assets	$530,173,051	$483,543,560

LIABILITIES
Accounts payable	$353,347	$264,610
Management fee payable	872,705	791,085
Net unrealized loss on open forward currency contracts	2,115,664	0
Credit default index swaps	104,039	0
Interest rate swaps	571,098	0
Accrued commissions and other trading fees on open contracts	80,018	67,321
Offering costs payable	112,263	179,549
Sales commission payable	717,396	639,495
Redemptions payable	3,541,076	5,532,899
Total liabilities	8,467,606	7,474,959

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 93,207.415 and 89,254.537 units outstanding at September 30, 2023 and December 31, 2022	390,401,169	352,416,060
Series B Units – Redeemable
Other Unitholders - 9,389.861 and 10,002.807 units outstanding at September 30, 2023 and December 31, 2022	43,532,452	43,597,613
Series D Units – Redeemable
Other Unitholders - 17,563.107 and 14,967.333 units outstanding at September 30, 2023 and December 31, 2022	29,642,323	23,615,197
Series W Units – Redeemable
Other Unitholders - 11,199.450 and 11,697.747 units outstanding at September 30, 2023 and December 31, 2022	58,129,501	56,439,731
Total unitholders’ capital (Net Asset Value)	521,705,445	476,068,601
Total liabilities and unitholders’ capital (Net Asset Value)	$530,173,051	$483,543,560

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$8,679,135	$12,935,168	$12,864,871	$89,739,889
Change in unrealized	(1,071,925)	5,106,899	6,413,051	4,729,553
Brokerage commissions	(710,730)	(389,967)	(2,135,582)	(1,093,431)
Net gain (loss) from futures trading	6,896,480	17,652,100	17,142,340	93,376,011

Forward currency trading gains (losses)
Realized	(635,051)	21,056,227	5,203,250	56,273,970
Change in unrealized	(148,814)	5,254,912	(4,083,414)	18,870,546
Brokerage commissions	(127,998)	(74,604)	(467,726)	(193,788)
Net gain (loss) from forward currency trading	(911,863)	26,236,535	652,110	74,950,728

Swap trading gains (losses)
Realized	7,199,407	1,799,372	14,965,963	3,405,812
Change in unrealized	(5,485,509)	678,463	(4,690,615)	1,170,489
Net gain (loss) from swap trading	1,713,898	2,477,835	10,275,348	4,576,301
Total net trading gain (loss)	7,698,515	46,366,470	28,069,798	172,903,040

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	10,504,432	2,329,907	21,223,844	3,587,446
Realized gain (loss) on fixed income securities	(3,807,416)	75,027	(3,922,528)	(41,438)
Change in unrealized gain (loss) on fixed income securities	23,858	(339,189)	1,245,540	(1,658,253)
Total investment income (loss)	6,720,874	2,065,745	18,546,856	1,887,755

Expenses
Management fee	2,542,783	2,308,117	7,623,253	6,104,905
Performance fee	0	8,266,281	122	20,426,740
Operating expenses	301,802	287,173	924,687	765,515
Sales commission	2,158,718	1,968,933	6,486,551	5,249,614
Total expenses	5,003,303	12,830,504	15,034,613	32,546,774
Net investment income (loss)	1,717,571	(10,764,759)	3,512,243	(30,659,019)
NET INCOME (LOSS)	$9,416,086	$35,601,711	$31,582,041	$142,244,021

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$72.64	$311.59	$246.44	$1,318.95
Series B	$80.07	$339.06	$281.61	$1,440.32
Series D	$36.86	$132.49	$115.51	$482.51
Series W	$109.31	$398.72	$374.21	$1,561.21

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$69.31	$303.67	$240.08	$1,314.01
Series B	$80.65	$339.38	$277.57	$1,439.60
Series D	$32.48	$124.82	$109.98	$483.87
Series W	$109.44	$388.36	$365.55	$1,554.29

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	92,777.880	83,608.776	91,780.677	80,750.329
Series B	9,470.891	10,183.328	9,733.951	10,210.510
Series D	17,223.470	12,293.975	15,957.918	9,944.019
Series W	11,740.393	11,207.605	11,702.996	10,398.207

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$31,582,041	$142,244,021
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	1,115,438	(23,112,335)
(Increase) decrease in interest receivable	(807,109)	(575,821)
(Increase) decrease in due from swaps broker	(117,593)	56,613
Increase (decrease) in accounts payable and accrued expenses	260,955	8,828,371
Net purchases from swap broker	(978,146)	1,312,975
Purchases of investments	(3,164,932,933)	(3,145,661,537)
Sales/maturities of investments	3,179,120,222	2,985,676,294
Net cash from (for) operating activities	45,242,875	(31,231,419)

Cash flows from (for) financing activities
Addition of units	41,983,659	63,499,979
Redemption of units	(28,638,180)	(11,707,974)
Offering costs paid	(1,406,354)	(1,294,087)
Net cash from (for) financing activities	11,939,125	50,497,918

Net increase (decrease) in cash, cash equivalents and restricted cash	57,182,000	19,266,499

Cash, cash equivalents and restricted cash at beginning of period	117,391,840	86,100,689
Cash, cash equivalents and restricted cash at end of period	$174,573,840	$105,367,188

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$70,080,708	$33,417,908
Restricted cash	0	5,709,117
Cash and cash equivalents	3,152,656	8,763,179
Cash at interbank market maker	6,550,027	4,445,935
Restricted cash at interbank market maker	60,200,131	50,629,684
Cash at swaps broker	15,681,408	6,713,855
Restricted cash at swaps broker	18,908,910	7,712,162
Total cash, cash equivalents and restricted cash at end of period	$174,573,840	$117,391,840

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2023

Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss) for the three months ended March 31, 2023		14,816,600		1,839,702
Additions	3,341.433	13,805,592	6.658	30,318
Redemptions	(477.390)	(1,967,848)	(115.048)	(521,849)
Offering costs		(373,374)		0
Balances at March 31, 2023	92,118.580	$378,697,030	9,894.417	$44,945,784

Net income (loss) for the three months ended June 30, 2023		1,062,055		143,161
Additions	2,291.155	9,476,723	6.687	30,548
Redemptions	(1,556.753)	(6,434,366)	(417.861)	(1,918,928)
Offering costs		(320,110)		0
Balances at June 30, 2023	92,852.982	$382,481,332	9,483.243	$43,200,565

Net income (loss) for the three months ended September 30, 2023		6,739,537		758,314
Additions	1,521.288	6,214,930	6.707	30,145
Redemptions	(1,166.855)	(4,710,310)	(100.089)	(456,572)
Offering costs		(324,320)		0
Balances at September 30, 2023	93,207.415	$390,401,169	9,389.861	$43,532,452

Nine Months Ended September 30, 2022

Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss) for the three months ended March 31, 2022		46,544,538		6,605,252
Additions	4,143.585	13,531,965	6.169	21,994
Redemptions	(973.220)	(3,069,663)	(25.462)	(87,348)
Offering costs		(314,386)		0
Balances at March 31, 2022	79,898.568	$279,430,276	10,228.466	$39,426,133

Net income (loss) for the three months ended June 30, 2022		33,909,878		4,648,364
Additions	3,498.957	13,327,329	6.611	27,663
Redemptions	(628.745)	(2,375,787)	(38.577)	(162,002)
Offering costs		(393,326)		0
Balances at June 30, 2022	82,768.780	$323,898,370	10,196.500	$43,940,158

Net income (loss) for the three months ended September 30, 2022		26,051,432		3,452,770
Additions	4,059.549	16,511,129	6.765	29,996
Redemptions	(530.393)	(2,120,347)	(46.349)	(206,281)
Offering costs		(425,775)		0
Balances at September 30, 2022	86,297.936	$363,914,809	10,156.916	$47,216,643

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$4,188.52	$4,119.21	$4,110.97	$3,948.44

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$4,216.96	$3,913.29	$3,497.31	$2,902.95

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$4,636.11	$4,555.46	$4,542.54	$4,358.54

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$4,648.72	$4,309.34	$3,854.55	$3,209.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2023

Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss) for the three months ended March 31, 2023		1,069,324		2,638,351	20,363,977
Additions	913.289	1,507,596	413.439	2,060,481	17,403,987
Redemptions	(563.347)	(926,063)	(562.622)	(2,773,695)	(6,189,455)
Offering costs		(31,058)		(73,233)	(477,665)
Balances at March 31, 2023	15,317.275	$25,234,996	11,548.564	$58,291,635	$507,169,445

Net income (loss) for the three months ended June 30, 2023		139,137		457,625	1,801,978
Additions	1,950.261	3,240,197	595.883	3,034,729	15,782,197
Redemptions	(380.619)	(629,181)	(175.309)	(894,152)	(9,876,627)
Offering costs		(32,510)		(75,196)	(427,816)
Balances at June 30, 2023	16,886.917	$27,952,639	11,969.138	$60,814,641	$514,449,177

Net income (loss) for the three months ended September 30, 2023		634,882		1,283,353	9,416,086
Additions	917.891	1,493,127	223.896	1,115,842	8,854,044
Redemptions	(241.701)	(402,992)	(993.584)	(5,010,401)	(10,580,275)
Offering costs		(35,333)		(73,934)	(433,587)
Balances at September 30, 2023	17,563.107	$29,642,323	11,199.450	$58,129,501	$521,705,445

Nine Months Ended September 30, 2022

Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219
Net income (loss) for the three months ended March 31, 2022		1,558,591		6,346,406	61,054,787
Additions	2,244.108	2,918,655	956.930	3,900,008	20,372,622
Redemptions	0.000	0	(70.953)	(300,000)	(3,457,011)
Offering costs		(12,943)		(47,669)	(374,998)
Balances at March 31, 2022	9,119.672	$12,686,644	10,272.713	$43,434,566	$374,977,619

Net income (loss) for the three months ended June 30, 2022		1,610,591		5,418,690	45,587,523
Additions	2,567.837	3,894,936	950.411	4,376,182	21,626,110
Redemptions	0.000	0	(127.820)	(591,658)	(3,129,447)
Offering costs		(18,945)		(61,427)	(473,698)
Balances at June 30, 2022	11,687.509	$18,173,226	11,095.304	$52,576,353	$438,588,107

Net income (loss) for the three months ended September 30, 2022		1,628,864		4,468,645	35,601,711
Additions	1,757.480	2,807,129	520.174	2,485,813	21,834,067
Redemptions	0.000	0	(406.132)	(1,991,618)	(4,318,246)
Offering costs		(24,936)		(69,212)	(519,923)
Balances at September 30, 2022	13,444.989	$22,584,283	11,209.346	$57,469,981	$491,185,716

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$1,687.76	$1,655.28	$1,647.49	$1,577.78

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$1,679.75	$1,554.93	$1,391.13	$1,195.88

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$5,190.39	$5,080.95	$5,047.52	$4,824.84

September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
$5,126.97	$4,738.61	$4,228.15	$3,572.68

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,119.21	$3,913.29	$3,948.44	$2,902.95

Income (loss) from operations:
Total net trading gains (losses) (1)	62.12	406.06	231.91	1,599.86
Net investment income (loss) (1)	10.69	(97.30)	19.26	(271.81)
Total net income (loss) from operations	72.81	308.76	251.17	1,328.05
Offering costs (1)	(3.50)	(5.09)	(11.09)	(14.04)
Net asset value per unit at end of period	$4,188.52	$4,216.96	$4,188.52	$4,216.96
Total Return (4)	1.68%	7.76%	6.08%	45.26%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.32%	4.27%	4.37%
Performance fee (4)	0.00%	1.80%	0.00%	4.67%
Total expenses	4.24%	6.12%	4.27%	9.04%
Net investment income (loss) (2),(3)	1.04%	(2.52)%	0.63%	(3.75)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,555.46	$4,309.34	$4,358.54	$3,209.12

Income (loss) from operations:
Total net trading gains (losses) (1)	68.82	446.84	256.68	1,762.51
Net investment income (loss) (1)	11.83	(107.46)	20.89	(322.91)
Total net income (loss) from operations	80.65	339.38	277.57	1,439.60
Net asset value per unit at end of period	$4,636.11	$4,648.72	$4,636.11	$4,648.72
Total Return (4)	1.77%	7.88%	6.37%	44.86%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.32%	4.29%	4.40%
Performance fee (4)	0.00%	1.82%	0.00%	5.28%
Total expenses	4.24%	6.14%	4.29%	9.68%
Net investment income (loss) (2),(3)	1.04%	(2.52)%	0.61%	(3.80)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,655.28	$1,554.93	$1,577.78	$1,195.88

Income (loss) from operations:
Total net trading gains (losses) (1)	25.12	162.27	92.77	637.86
Net investment income (loss) (1)	9.41	(35.42)	23.41	(148.28)
Total net income (loss) from operations	34.53	126.85	116.18	489.58
Offering costs (1)	(2.05)	(2.03)	(6.20)	(5.71)
Net asset value per unit at end of period	$1,687.76	$1,679.75	$1,687.76	$1,679.75
Total Return (4)	1.96%	8.03%	6.97%	40.46%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.96%	3.04%	2.99%	3.01%
Performance fee (4)	0.00%	1.90%	0.00%	8.08%
Total expenses	2.96%	4.94%	2.99%	11.09%
Net investment income (loss) (2),(3)	2.28%	(1.24)%	1.88%	(2.28)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,080.95	$4,738.61	$4,824.84	$3,572.68

Income (loss) from operations:
Total net trading gains (losses) (1)	77.29	492.68	284.76	1,950.25
Net investment income (loss) (1)	38.45	(98.14)	99.79	(378.81)
Total net income (loss) from operations	115.74	394.54	384.55	1,571.44
Offering costs (1)	(6.30)	(6.18)	(19.00)	(17.15)
Net asset value per unit at end of period	$5,190.39	$5,126.97	$5,190.39	$5,126.97
Total Return (4)	2.15%	8.20%	7.58%	43.50%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.24%	2.28%	2.25%	2.31%
Performance fee (4)	0.00%	1.91%	0.00%	7.27%
Total expenses	2.24%	4.19%	2.25%	9.58%
Net investment income (loss) (2),(3)	3.08%	(0.48)%	2.65%	(1.65)%

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
  SEPTEMBER 30, 2023 (Unaudited)

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
  SEPTEMBER 30, 2023 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2023 and December 31, 2022, and for the periods ended September 30, 2023 and 2022 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	Fair Value at September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,983,658	$0	$0	$8,983,658
Fixed income securities	0	335,199,343	0	335,199,343

Other Financial Instruments
Exchange-traded futures contracts	9,039,455	0	0	9,039,455
Forward currency contracts	0	(2,115,664)	0	(2,115,664)
Credit default index swap contracts	0	3,777,222	0	3,777,222
Interest rate swap contracts	0	1,046,451	0	1,046,451
Total	$18,023,113	$337,907,352	$0	$355,930,465

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,954,316	$0	$0	$3,954,316
Fixed income securities	0	353,170,435	0	353,170,435

Other Financial Instruments
Exchange-traded futures contracts	2,626,404	0	0	2,626,404
Forward currency contracts	0	1,967,750	0	1,967,750
Credit default index swap contracts	0	381,247	0	381,247
Interest rate swap contracts	0	3,287,237	0	3,287,237
Total	$6,580,720	$358,806,669	$0	$365,387,389

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company is $74,842 and $149,854 for Series A units, $138,004 and $141,935 for Series D units and $233,591 and $286,440 for Series W units, respectively.

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
  SEPTEMBER 30, 2023 (Unaudited)

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
  SEPTEMBER 30, 2023 (Unaudited)

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
  SEPTEMBER 30, 2023 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2023. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2023 and 2022, Campbell & Company received redemption fees of $608 and $0, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at September 30, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At September 30, 2023 and December 31, 2022, the carrying value of such credit derivative contracts purchased was $3,777,222 and $381,247, respectively.

	September 30, 2023	December 31, 2022
Credit Default Index Swaps	Maturity Date: December 2028	Maturity Date: December 2027
Investment grade	$303,963,124	$73,504,094
Non-investment grade	65,166,410	25,156,817
Total	$369,129,534	$98,660,911

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2023 and December 31, 2022 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2023 Fair Value	Liability Derivatives at September 30, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$6,072,957	$(3,113,318)	$2,959,639
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,250,091	(1,421,749)	(171,658)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	11,782,773	(10,401,713)	1,381,060
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,104,918	(1,009,872)	95,046
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	802,765	(428,551)	374,214
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	5,934,979	(1,533,825)	4,401,154
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,418,154	(16,533,818)	(2,115,664)
Credit Default Index Swap Contracts**	Credit default index swaps	4,251,991	(474,769)	3,777,222
Interest Rate Swap Contracts**	Interest rate swaps	3,449,073	(2,402,622)	1,046,451
Totals		$49,067,701	$(37,320,237)	$11,747,464

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2023 and 2022 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2023	Trading Gains (Losses) for the Three Months Ended September 30, 2022
Agriculture Contracts	$2,692,666	$(2,073,812)
Energy Contracts	18,273,654	(6,630,220)
Metal Contracts	(7,220,993)	2,998,702
Stock Indices Contracts	(8,172,516)	5,386,513
Short-Term Interest Rate Contracts	(187,840)	12,893,245
Long-Term Interest Rate Contracts	2,222,239	5,467,639
Forward Currency Contracts	(783,865)	26,311,139
Credit default index swap contracts	(38,931)	(524,041)
Interest rate swap contracts	1,752,829	3,001,876
Total	$8,537,243	$46,831,041

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2023	Trading Gains (Losses) for the Nine Months Ended September 30, 2022
Agriculture Contracts	$3,939,320	$6,363,678
Energy Contracts	9,714,969	16,737,144
Metal Contracts	4,246,216	8,828,009
Stock Indices Contracts	(1,883,810)	9,745,805
Short-Term Interest Rate Contracts	5,999,068	17,293,993
Long-Term Interest Rate Contracts	(2,737,841)	35,500,813
Forward Currency Contracts	1,119,836	75,144,516
Credit default index swap contracts	2,955,219	(4,748,190)
Interest rate swap contracts	7,320,129	9,324,491
Total	$30,673,106	$174,190,259

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2023	Trading Gains (Losses) for the Three Months Ended September 30, 2022
Futures trading gains (losses):
Realized**	$8,679,135	$12,935,168
Change in unrealized	(1,071,925)	5,106,899
Forward currency trading gains (losses):
Realized**	(635,051)	21,056,227
Change in unrealized	(148,814)	5,254,912
Swap trading gains (losses):
Realized**	7,199,407	1,799,372
Change in unrealized	(5,485,509)	678,463
Total	$8,537,243	$46,831,041

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2023	Trading Gains (Losses) for the Nine Months Ended September 30, 2022
Futures trading gains (losses):
Realized***	$12,864,871	$89,739,889
Change in unrealized	6,413,051	4,729,553
Forward currency trading gains (losses):
Realized***	5,203,250	56,273,970
Change in unrealized	(4,083,414)	18,870,546
Swap trading gains (losses):
Realized***	14,965,963	3,405,812
Change in unrealized	(4,690,615)	1,170,489
Total	$30,673,106	$174,190,259

**
For the three months ended September 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $166,486 and $(198,324), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(584,566) and $(3,752,735), respectively.

***
For the nine months ended September 30, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $150,063 and $(17,703), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(3,420,616) and $(1,112,618), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

For the three months ended September 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 68,200 and 35,900, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $6,389,300,000, and $3,152,300,000, respectively; and the monthly average of notional value of forward currency contracts was $4,047,200,000 and $3,461,000,000, respectively.

For the nine months ended September 30, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 63,700 and 33,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $5,193,400,000, and $1,987,000,000, respectively; and the monthly average of notional value of forward currency contracts was $5,081,200,000 and $3,229,100,000, respectively.

Open contracts generally mature within three months; as of September 30, 2023, the latest maturity date for open futures contracts is December 2024 and the latest maturity date for open forward currency contracts is December 2023. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2028.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2023 and December 31, 2022 was $49,050,634 and $55,308,662, respectively, which equals approximately 9% and 12% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at September 30, 2023 and December 31, 2022 was restricted cash for margin requirements of $79,109,041 and $64,050,963, respectively, which equals approximately 15% and 13% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,658,091	$(9,146,612)	$4,511,479
Futures contracts	Goldman, Sachs & Co.	13,290,392	(8,762,416)	4,527,976
Forward currency contracts	NatWest Markets Plc	14,418,154	(14,418,154)	0
Centrally cleared swap contracts*	Centrally Cleared	7,701,064	(2,877,391)	4,823,673
Total derivatives		$49,067,701	$(35,204,573)	$13,863,128

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,511,479	$0	$0	$4,511,479
Goldman, Sachs & Co.	4,527,976	0	0	4,527,976
Centrally Cleared	4,823,673	0	0	4,823,673
Total	$13,863,128	$0	$0	$13,863,128

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$9,146,612	$(9,146,612)	$0
Futures contracts	Goldman, Sachs & Co.	8,762,416	(8,762,416)	0
Forward currency contracts	NatWest Markets Plc	16,533,818	(14,418,154)	2,115,664
Centrally cleared swap contracts	Centrally Cleared	2,877,391	(2,877,391)	0
Total derivatives		$37,320,237	$(35,204,573)	$2,115,664

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	2,115,664	0	(2,115,664)	0
Centrally Cleared	0	0	0	0
Total	$2,115,664	$0	$(2,115,664)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,125,617	$(9,805,944)	$1,319,673
Futures contracts	Goldman, Sachs & Co.	10,962,373	(9,655,642)	1,306,731
Forward currency contracts	NatWest Markets Plc	23,501,515	(21,533,765)	1,967,750
Centrally cleared swap contracts*	Centrally Cleared	5,481,456	(1,812,972)	3,668,484
Total derivatives		$51,070,961	$(42,808,323)	$8,262,638

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2023 (Unaudited)

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
  SEPTEMBER 30, 2023 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2023 and December 31, 2022, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2023 and 2022, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2023 and December 31, 2022, the results of operations and financial highlights for the three months and nine months ended September 30, 2023 and 2022, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023, the aggregate capitalization of the Trust was $521,705,445 with Series A, Series B, Series D and Series W comprising $390,401,169, $43,563,452, $29,642,323 and $58,129,501, respectively, of the total. The Net Asset Value per Unit was $4,188.52 for Series A, $4,636.11 for Series B, $1,687.76 for Series D and $5,190.39 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2023 and 2022 for Series A were 6.08% and 45.26%, Series B were 6.37% and 44.86%, Series D were 6.97% and 40.46% and Series W were 7.58% and 43.50%, respectively.

2023 (For the Nine Months Ended September 30)

Of the 6.08% return for the nine months ended September 30, 2023 for Series A, approximately 6.33% was due to trading gains (before commissions), approximately 3.77% due to investment income and approximately (4.02)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.37% return for the nine months ended September 30, 2023 for Series B, approximately 6.33% was due to trading gains (before commissions) approximately 3.77% due to investment income and approximately (3.73)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 6.97% return for the nine months ended September 30, 2023 for Series D, approximately 6.33% was due to trading gains (before commissions) approximately 3.77% due to investment income and approximately (3.13)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 7.58% return for the nine months ended September 30, 2023 for Series W, approximately 6.33% was due to trading gains (before commissions) approximately 3.77% due to investment income and approximately (2.52)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2023, the Trust accrued management fees in the amount of $7,623,253 and paid management fees in the amount of $7,541,633. During the nine months ended September 30, 2023, the Trust accrued sales commissions in the amount of $6,486,551 and paid sales commissions in the amount of $6,408,650. During the nine months ended September 30, 2023, the Trust accrued performance fees in the amount of $122 and paid performance fees in the amount of $122.

An analysis of the 6.33% trading gains (loses) for the Trust for the nine months ended September 30, 2023 by sector is as follows:

Sector	% Gain (Loss)
Credit	1.33%
Commodities	4.07%
Foreign Exchange	0.53%
Interest Rates	0.78%
Equity Indices	(0.38)%
6.33%

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

The Trust produced a loss in July. Losses came from foreign exchange (FX) and interest rate holdings while credit and commodity positions produced some partially offsetting gains during the month. Stock indexes had little impact. Foreign exchange trading generated Trust losses with short positions in the Developed Market currencies (versus long USD) dominating FX P&L. The main story around US policy was that while the Fed hiked 25bps in July, the market is pricing in a terminal rate that is close to its peak, which caused weakness in the greenback relative to its peers. The biggest Trust loss came from a short on the Norwegian krone, which saw additional appreciation on back of the continued strength in crude prices. Interest rate positions were also a negative contributor in July. Mixed fixed income positions generated losses as yields traded choppy as the markets weighed cooling inflation trends, “peak Fed”expectations, sticky employment, and strong economic data. Offsetting gains were experienced in a payer position on the NOK as yields continued their move higher with Norway’s economy seen as more resilient than neighboring Sweden. Short protection positions on the credit indices generated partially offsetting gains for the Trust. Credit spreads narrowed amid the broader rally in risk and the Trust benefited as a result. The commodity sector added further gains for the Trust in July. Long energy positions were the largest sector contributor as the complex rallied amid signs of tightening global supply and an improving demand outlook. Industrial and precious metals posted partially offsetting losses with short positions suffering as prices rallied on the weaker USD and positive US macroeconomic trends. Stock index holdings had little impact on the Trust in the month of July amid mixed positioning across the global indices. Stock markets advanced during the month on soft landing expectations and disinflation traction. Positive earnings takeaways provided additional support for stocks.

The Trust produced a gain in August. Gains came from foreign exchange (FX) and commodity holdings while stock indexes, interest rate, and credit positions produced some partially offsetting losses during the month. Foreign exchange trading led Trust gains in August. Shorts in the developed market currencies (versus long USD) benefited as the USD rallied sharply, following US Treasury yields which hit a 15-year high. The dollar bloc (AUD, NZD, CAD) and the Scandis (NOK and SEK) were the major underperformers on the month, with short AUDUSD leading Trust gains on weaker Chinese data and a rate hold from the RBA. Commodity trading was also additive for the Trust in August. Grains generated the largest sub-sector returns by way of a short wheat holding, which benefitted as prices fell on weak demand for US exports. Short industrial metal positions produced additional gains for the Trust as the base metals complex weakened on concerns about China’s economy. Mixed positioning across the global stock indexes generated partially offsetting losses for the Fund. Equity indices weakened during the month as the hard vs soft landing debate continued, fueled by persistent inflation concerns and some weak US data that supported the peak-Fed narrative. Further, equity markets reacted to the steep rise in US yields along with an unexpected Fitch downgrade of the US. Fixed income instruments also detracted on the month. August kicked off with Fitch downgrading the US credit rating, which pushed Treasuries yields lower (prices higher), but weak auctions and hawkish Fed minutes sharply reversed that trend in the back half of August. US Treasuries ultimately ended the month lower, leaving gains in short US 30yr positioning evenly matched with losses on mixed positioning in the US 10yr note. A dismal Eurozone PMI print sparked a rally in German bonds as investors pared bets on another ECB hike, hurting short positioning. Short protection positions on the credit indices generated additional offsetting losses for the Trust. Credit spreads widened amid the broader sell-off in risk and the Trust suffered as a result.

The Trust produced a gain in September. Profits came from interest rate, commodities, and foreign exchange (FX) holdings, while stock and credit index positions produced some partially offsetting losses during the month. Fixed income instruments led Trust gains with short positioning profiting as global bond prices tumbled (yield jumped). US Treasuries sold off sharply as investors responded to the Fed’s messaging that rates are set to stay higher for longer than previously expected. Adding to the retreat in the global bond markets, the Fed revised down their forecast for the number of 2024 interest rate cuts and the ECB signaled rates will be held higher for a “sufficiently long” period of time to quell inflation. Commodity trading also provided gains during the month. Precious metals generated the best sub-sector commodity returns for the Trust. Shorts held across the sector performed positively as continued strength in the US dollar and upward pressure on yields weighed on precious metal prices. Long positioning on the petroleum complex also generated gains as those energy markets advanced on tight supplies with OPEC+ leaders Saudi Arabia and Russia constricting output. The foreign exchange markets contributed additional gains for the Trust. Shorts in the developed market currencies (versus long the US dollar) benefited as the USD rallied sharply on back of Treasury yields, which made new highs not seen since before the Global Financial Crisis. While yields moved higher across many of the developed markets, US rates experienced a divergence higher during the month on back of the hawkish Fed, driving the relative strength in the greenback. Stock indices had a negative P&L impact in September, with losses concentrated in long European holdings. Nearly all major benchmarks logged losses for the month with the risk-off trading fueled by the higher-for-longer Fed and accompanying upward pressure on yields. The pickup in consumer headwinds with higher energy prices and the resumption of student loans, as well as the UAW strike and looming government shutdown, also pressured equity markets lower. Short protection positions on the credit indices generated additional offsetting losses for the Trust as credit spreads widened amid the broader sell-off in risk.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2023 and December 31, 2022 and the trading gains/losses by market category for the nine months ended September 30, 2023 and the year ended December 31, 2022.

	September 30, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.20%	1.33%
Commodities	0.70%	4.07%
Foreign Exchange	0.68%	0.53%
Interest Rates	1.04%	0.78%
Equity Indices	0.41%	(0.38)%
Aggregate/Total	1.80%	6.33%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2023.

Of the 6.08% return for the nine months ended September 30, 2023 for Series A, approximately 6.33% was due to trading gains (before commissions), approximately 3.77% due to investment income and approximately (4.02)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.37% return for the nine months ended September 30, 2023 for Series B, approximately 6.33% was due to trading gains (before commissions) approximately 3.77% due to investment income and approximately (3.73)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 6.97% return for the nine months ended September 30, 2023 for Series D, approximately 6.33% was due to trading gains (before commissions) approximately 3.77% due to investment income and approximately (3.13)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 7.58% return for the nine months ended September 30, 2023 for Series W, approximately 6.33% was due to trading gains (before commissions) approximately 3.77% due to investment income and approximately (2.52)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2023 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2023.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Description of Document
3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated February 3, 2010 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreemen t(2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of September 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2023 and 2022, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2023 and December 31, 2022, (ii) Statements of Financial Condition As of September 30, 2023 and December 31, 2022, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2023 and 2022, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2023 and 2022, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 13, 2023	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer