Form 10-K
period 2023-12-31
CAMPBELL FUND TRUST
filed 2024-03-22
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

The Registrant has no voting stock. As of February 29, 2024, there were 98,151.943 Series A Units, 9,063.595 Series B Units, 18,859.634 Series D Units and 11,037.208 Series W Units of Beneficial Interest issued and outstanding.

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

As of December 31, 2023, the aggregate capitalization of the Trust was $496,580,382 with Series A, Series B, Series D and Series W comprising $378,102,257, $38,104,608, $28,301,256 and $52,072,261, respectively, of the total.  The Net Asset Value per Unit was $3,752.86 for Series A, $4,157.17 for Series B, $1,516.25 for Series D and $4,671.72 for Series W.

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

The average sector allocation for each sector as of the previous six-month ends through December 31, 2023 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)
Aluminum	3-Month SOFR	Amsterdam IDX	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna
Canola	3MTH SONIA	CAC 40 Stock Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar
China Iron Ore 62%	Australian 3-Year Bond	DAX Index	British Pound (2)	CDX Investment Grade North American Index	Mexican Peso
Cocoa	Australian 10-Year Bond	DJ Euro Stoxx 50	Canadian Dollar (2)	iTraxx Crossover Europe Index	New Zealand Dollar
Coffee	Australian 90-Day Bill	DJ Index	Chilean Peso (3)	iTraxx Investment Grade Europe Index	Norwegian Krone
Copper	Canadian 10-Year Bond	E-Mini S&P 500 ESG	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Polish Zloty
Corn	Canadian 90-Day Bill	FTSE 100 Index	Colombian Peso		Singapore Dollar
Cotton	Euro-BOBL	FTSE China A50	Czech Koruna		South African Rand
Crude Oil	Euro-BTP Italian Gov Bond	FTSE JSE Top 40	Euro (2)		Swedish Krona
ECX Emissions Allowance	Euribor	FTSE MIB Index	Hungarian Forint		Swiss Franc
Feeder Cattle	Eurodollar	FTSE Taiwan Index
Gold	Euro-Bono Spanish Gov. Bond	Hang Seng China Enterprises Index	Indian Rupee (3)
Heating Oil	Euro-BUND	Hang Seng Index	Indonesian Rupiah
High Grade Copper	Euro-Buxl 30-Year Bond	IBEX35 Stock Index	Japanese Yen (2)
KC Hard Red-Winter Wheat	Euro-OAT French 10-Year Bond	IFSC Nifty 50 Index	Mexican Peso
Live Cattle	Euro-Schatz	Mini MSCI EAFE Index	New Zealand Dollar
London Brent Crude	Japanese 10-Year Bond	Mini MSCI Emerging Markets	Norwegian Krone
London Gas Oil	Long Gilt	MSCI Singapore	Philippine Peso (3)
Natural Gas	Short Term Euro-BTP	NASDAQ 100 Index	Singapore Dollar
NY Gasoline RBOB	Treasury Notes/2-Year	Nikkei	Polish Zloty
Palladium	Treasury Notes/5-Year	OMX Stock Index	South African Rand
Platinum	Treasury Notes/10-Year	Russell 2000 Index	South Korean Won (3)
Robusta Coffee Future	Treasury Notes/30-Year	S&P 400 Index	Swedish Krona
Silver	Treasury Ultra Long Bond	S&P 500 Index	Swiss Franc (2)
Soybean Meal		S&P Canada 60 Index	Taiwan Dollar (3)
Soybean Oil		SGX Nifty 50 Index
Soybeans		SPI 200 Index
Sugar #11 (World)		STOXX Europe 600 ESG
Wheat		TOPIX
Zinc

(1)	Traded as forward contracts, not futures
(2)	Also may be traded as cross rates
(3)	Traded as non-deliverable forward

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

UBS Securities, LLC and Goldman Sachs & Co.	Brokerage Commissions
The Trust pays clearing and brokerage commissions and fees at a rate of approximately $4 for each round-turn trade, or approximately 0.60% of average month-end net assets per year of each Series of Units. This estimated amount includes futures clearing and execution commissions and other related fees, such as exchange, regulatory and transfer fees.

NatWest Markets plc	Over-the-Counter Counterparty Execution and Clearing Costs
The Trust pays the over-the-counter counterparty prime brokerage fees of approximately $4 per $1 million of over-the-counter contracts it facilitates on behalf of the Trust, plus any additional electronic trading platform fees. These prime brokerage and electronic trading platform fees will equal approximately 0.05% of the Trust’s average month-end net assets per year of each Series of Units. The Trust also incurs implicit costs included in the spread between the bid and ask prices of foreign exchange contracts purchased or sold by the Trust.

Goldman Sachs & Co.	Swap Trading Fees
With regard to the trading of certain swap contracts, the Trust pays swap execution fees, central clearing counterparty fees, broker fees, and initial margin charges which equal approximately 0.05% of the Trust’s average month-end net assets per year of each Series of Units.

These swap trading fees, combined with the prime brokerage fees and the futures brokers’ charges, will equal approximately 0.70% of the Trust’s month-end average net assets.

Cash Manager and Custodian	Cash Management and Custody fees
The Trust pays a combined annualized fee of approximately 0.10% per annum of the funds managed by the Cash Manager for cash management services, custodian fees, and fees associated with monitoring the Trust’s cash management portfolio.

Other	Operating Expenses
The Trust pays operating expenses (other than the cost of the Units), including, but not limited to, administrative, transfer agency, legal and accounting fees, insurance, and any taxes or extraordinary expenses payable by the Trust. These expenses are estimated at approximately 0.25% of the Trust’s net assets annually, although there is no limit on the amount of such expenses.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated, including provisions that comprehensively regulate swap transactions. Under Title VII of Dodd-Frank, a substantial portion of OTC derivatives are required to be executed in regulated markets and submitted for clearing to regulated clearing houses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as margin requirements mandated by the U.S. federal regulators. OTC derivatives dealers acting as clearing members typically demand the unilateral ability to increase collateral requirements for cleared OTC trades beyond any regulatory and clearing house minimums. The CFTC, as well as U.S. prudential regulators, have also imposed margin requirements on non-cleared OTC derivatives and requirements on the holding of customer collateral. The SEC has also adopted requirements imposing margin and segregation requirements with respect to the categories of non-cleared OTC derivatives subject to its jurisdiction, which requirements came into effect in late 2021. These requirements may increase the amount of collateral that the Trust is required to provide and the costs associated with providing it. As OTC derivatives dealers are required under these requirements to post margin to their counterparties and to the clearing houses through which they clear their trades instead of using such margin in their operations as they have historically been allowed to do, the costs of swap dealer have increased and may continue to increase. These costs are likely to be passed through to other swap market participants (including the Trust) in the form of higher fees and less favorable dealer marks.

The SEC and the CFTC under Dodd-Frank require that certain categories of swaps (in the case of the CFTC) and security-based swaps (in the case of the SEC) be traded and executed on trading facilities and cleared through central clearing counterparties.
Using such a trading to an exchange-type system may increase market transparency and liquidity, but may require the Trust to incur increased expenses to access the same types of instruments and may make it more difficult and costly for investment fund, including the Trust, to enter into highly tailored or customized transactions.

Rules adopted by the CFTC in 2012 require centralized reporting of detailed information about cleared and uncleared swaps. This information is available to regulators and, to a more limited extent and on an anonymous basis, to the public. The SEC has adopted similar reporting requirements, which have been in effect since 2021. Reporting of swap data may result in greater market transparency, which may be beneficial to funds that use swaps to implement trading strategies. However, the safeguards established to protect anonymity may not function as expected.

Many of the OTC derivatives dealers that the Trust is facing are required to register with the CFTF as swap dealers and with the SEC as security-based swap dealers. Registered dealers are subject to various regulatory burdens that have and will continue to increase the overall costs for OTC derivatives dealers, which may be passed along to the Trust.

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

Risk of Natural Disasters, Epidemics, Terrorist Attacks and War

Countries and regions in which the Trust invests, where Campbell & Company has offices or where the Trust or Campbell & Company otherwise do business are susceptible to natural disasters (e.g., fire, flood, earthquake, storm and hurricane) and epidemics, pandemics (e.g., COVID-19) or other outbreaks of serious contagious diseases. The occurrence of a natural disaster,  epidemic or pandemic could adversely affect and severely disrupt the business operations, economies and financial markets of many countries (even beyond the site of the natural disaster or epidemic) and could adversely affect the Trust’s investment programs or Campbell & Company’s ability to do business. The impact of infectious diseases on the health of Campbell & Company’s employees could materially disrupt Campbell & Company’s business activities and negatively affect Campbell & Company’s ability to effectively monitor and manage the Fund’s portfolio and operate the Fund in general.  Infectious diseases or other public health crises can result in volatility in financial markets, which may disrupt historical pricing relationships or trends that Campbell & Company’s strategies and models are based on, resulting in substantial and sudden losses to the Fund.  This risk of loss can be compounded by the fact that in disrupted markets positions may become illiquid and financing might become unavailable.  Volatility may also make it more difficult or costly to rebalance portfolios or keep them within investment guidelines or targets.

In addition, terrorist attacks, or the fear of or the precautions taken in anticipation of such attacks, could, directly or indirectly, materially and adversely affect certain industries in which the Trust invests or could affect the countries and regions in which the Trust invests, where Campbell & Company has offices or where the Trust or Campbell & Company otherwise do business. Other acts of war (e.g., war, actual or threatened invasion, acts of foreign enemies, hostilities and insurrection, regardless of whether war is declared) could also have a material adverse impact on the financial condition of industries or countries in which the Trust invests.

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

Swap Agreements

The Trust may enter into swap agreements. Swap agreements are privately negotiated OTC derivative products in which two parties agree to exchange payment streams that may be calculated in relation to a rate, index, instrument or certain securities, and a particular “notional amount”.

While there are many benefits to trading via swap, there are also costs. In some markets, including the U.S. where directed orders are not permitted via swaps, there may be more latency associated with trading equity securities via swap since the Fund cannot directly access certain trading venues when trading via swap. In such cases, the reference price for a swap may be less favorable than it would have been had the Fund been able to access the trading venue directly. In addition, because swap counterparties may be unwilling to provide exposure to specific securities when unable to hedge their resulting exposure, the Fund may not be able to gain exposure to certain issuers when trading via swap. Further, in many markets, swap counterparties will not accept “give up” hedges executed by other counterparties. In those markets (which include the United States), the Fund will not be able to execute positions with a different broker than the broker that provides financing to the Fund.

Swaps may be subject to various types of risks, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swaps may increase or decrease the Trust’s exposure to equity securities, long-term or short-term interest rates, non-U.S. currency values, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Trust’s portfolio. Swap agreements can take many different forms and are known by a variety of names. The Trust will not be limited to any particular form of swap agreement if Campbell & Company determines that other forms are consistent with the Trust’s investment objective and policies. The most significant factor in the performance of swaps is the change in individual equity values, specific interest rate, currency or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Trust, the Trust must have sufficient cash availability to make such payments when due.

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment

The legal and regulatory environment worldwide for the financial services industry (such as Campbell & Company and the Fund) and is subject to change. Changes in the regulation of investment funds, their managers, and their trading and investing activities may have a material adverse effect on the ability of the Fund to pursue its investment program and on the value of investments held by the Fund.

There has been an increase in regulatory scrutiny of the financial markets and the investment fund industry, resulting in an unprecedented amount of legislation that impacts the Fund and Campbell & Company: principally, the Dodd-Frank Act and the JOBS Act. Such regulatory changes have impacted the investment fund industry through, among other things: (i) establishing minimum amounts of initial margin that must be posted for certain financial instruments; (ii) requiring certain derivatives to be cleared through central clearing houses; (iii) changing pre- and post-trade transparency obligations applicable to financial instruments admitted to trading on certain trading venues; and (iv) introducing a new focus on regulation of algorithmic and high frequency trading. In addition, Campbell & Company may, in its sole discretion, cause the Fund to be subject to certain laws and regulations if it believes that an investment or business activity is in the Fund’s interest, even if such laws and regulations may have a detrimental effect on one or more investors. These reforms and any other new laws and regulations or actions taken by regulators that restrict or impair the ability of the Fund to pursue its investment program or employ brokers and other counterparties could have a material adverse effect on the Trust.

In addition, increased regulation (whether promulgated under securities laws or any other applicable law) and regulatory oversight of and changes in law applicable to investment funds and their managers may impose administrative burdens on Campbell & Company, including responding to examinations and other regulatory inquiries and implementing policies and procedures. Such administrative burdens may divert Campbell & Company’s time, attention and resources from portfolio management activities to responding to inquiries, examinations and enforcement actions (or threats thereof).

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

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets. Dodd-Frank mandates that a substantial portion of OTC derivatives be executed in regulated markets and be submitted for clearing to regulated clearing houses, gives the CFTC and the SEC the authority to limit and/or suspend trading in such instruments, and imposes certain reporting and recordkeeping requirements relating to transactions in connection with such instruments. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as margin requirements mandated by the CFTC, the SEC and/or federal prudential regulators. OTC derivative dealers also typically demand the unilateral ability to increase the Trust’s collateral requirements for cleared OTC trades beyond any regulatory and clearing house minimums. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and have imposed requirements that require OTC derivative dealers to hold customer collateral in connection with many types of derivatives transactions. These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. OTC derivative dealers also are required to post margin to the clearing houses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before the Dodd-Frank Act. This has increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees.

With respect to cleared OTC derivatives, the Trust will not face a clearing house directly but rather will do so through an OTC derivative dealer that is registered with the CFTC or SEC and that acts as a clearing member. The Trust may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member. Such scenario could arise due to a default by the clearing member on its obligations to the clearing house, triggered by a customer’s failure to meet its obligations to the clearing member.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. Many CFTC-regulated derivatives trades are now subject to these rules, and it is expected that additional types of derivatives transactions will be subject to clearing mandates in the future. The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Trust decides to execute derivatives transactions through such exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

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

Although Dodd-Frank requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearing house, certain derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several more years. To the extent not mitigated by implementation of Dodd-Frank, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include: (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Institutions, such as brokerage firms, banks and broker-dealers, generally have custody of the Trust’s portfolio assets and may hold such assets in “street name.” The Trust is subject to the risk that these firms and other brokers, counterparties, clearing houses or exchanges with which the Trust deals may default on their obligations to the Trust. Any default by any of such parties could result in material losses to the Trust. Bankruptcy or fraud at one of these institutions could also impair the operational capabilities or the capital position of the Trust. In addition, securities and other assets deposited with custodians or brokers may not be clearly identified as being assets of the Trust, causing the Trust to be exposed to a credit risk with regard to such parties. The Trust generally will only be an unsecured creditor of its trading counterparties in the event of bankruptcy or administration of such counterparties. In some jurisdictions, the Trust may also only be an unsecured creditor of its brokers in the event of bankruptcy or administration of such brokers. The Trust attempts to limit its brokerage and custody transactions to well capitalized and established banks and brokerage firms in an effort to mitigate such risks, but the collapse in 2008 of the seemingly well capitalized and established Bear Stearns and Lehman Brothers demonstrates the limits on the effectiveness of this approach in avoiding counterparty losses.

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

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives market by requiring exchange clearing of derivatives trades, not all of the Trust’s trades will be subject to the clearing requirements once they generally become effective, either because the trades are grandfathered or because they are bespoke. Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearing house members, or other reasons.

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

Daily Price Fluctuation Limits Imposed by Futures Exchanges May Alter Trading Decisions for the Trust

Most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit.  Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading.  If prices were to approach the level of the daily limits, these limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force the liquidation of certain futures positions.  Either of these actions may not be in the best interests of the investors.  From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases, it is possible that Campbell & Company, as trading manager, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Transfers Could Be Restricted

Investors may transfer or assign Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Trust. A transferee shall not become a substituted Investor without the written consent of the Managing Operator. See “Appendix A - Fifth Amended and Restated Declaration of Trust and Trust Agreement” in the Prospectus.

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

Cyber Security Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company’s ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cyber security plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Compulsory Redemption of Units

Campbell & Company has the right to redeem all or any portion of the Units of any Investor, for any reason or no reason, upon not less than 10 days’ prior written notice to the Investor; provided, however, that the Trust may require a redemption of all or any portion of any Investor’s Units as of any date without providing any prior notice to avoid causing the assets of the Trust to be “plan assets” within the meaning of ERISA or Section 4975 of the Code. Amounts so redeemed will be calculated and paid as provided above for voluntary redemptions.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We rely on technology to conduct our business operations and engage with our clients, business partners and employees. The technology that we, our clients, business partners and employees rely upon becomes more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Information Security is an ongoing process of exercising the due care necessary to protect corporate, client and employee information and systems from unauthorized access, destruction, disclosure, disruption and modification of use. Through a combination of security, risk and compliance resources, Campbell & Company implements Information Security through a dedicated Information Security Program (“ISP”) that is intended to identify, assess and manage material risks from cybersecurity threats and which includes a focus on safeguarding information and assets from cyber threats, engaging in cyber threat monitoring and responding to actual or potential cyber incidents. Our ISP is overseen by our Information Security Committee (“ISC”), which includes our Chief Compliance Officer (“CCO”), Chief Technology Officer, Director, Technology & Information Security, Principal IT Security Analyst, and Principal Legal & Compliance Analyst.  Our CCO is a member of the Campbell & Company Board and reports to the Board on Cybersecurity and other compliance and business risk matters. Our ISC, with assistance from internal and external resources, is responsible for implementing and providing oversight of our ISP. The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The concept manages risk with diverse defensive strategies, so that if one layer of defense fails, another later of defense will attempt to compensate. Our ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2023, there were 2,210 Unitholders and 100,750.468 Units of Beneficial Interest outstanding in Series A, 112 Unitholders and 9,165.999 Units of Beneficial Interest outstanding in Series B, 259 Unitholders and 18,665.278 Units of Beneficial Interest outstanding in Series D, and 433 Unitholders and 11,146.280 Units of Beneficial Interest outstanding in Series W of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Unitholders. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2023, the aggregate capitalization of the Trust was $496,580,382 with Series A, Series B, Series D and Series W comprising $378,102,257, $38,104,608, $28,301,256 and $52,072,261, respectively, of the total.  The Net Asset Value per Unit was $3,752.86 for Series A, $4,157.17 for Series B, $1,516.25 for Series D and $4,671.72 for Series W.

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

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Trust. The counterparty for futures contracts and centrally cleared swap contracts traded in the United States and on most foreign exchanges is the clearing house associated with such exchange. In general, clearing houses are backed by the corporate members of the clearing house who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Trust only with those counterparties which it believes to be creditworthy. All positions of the Trust are valued each day at fair value. There can be no assurance that any clearing member, clearing house or other counterparty will be able to meet its obligations to the Trust.

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

Results of Operations

The returns for the years ended December 31, 2023, 2022 and 2021 for Series A were (4.95)%, 36.01% and 12.52%, Series B were (4.62)%, 35.82% and 13.09%, Series D were (3.90)%, 31.93% and 12.83% and Series W were (3.17)%, 35.05% and 14.80% respectively.

During the years ended December 31, 2023, 2022 and 2021, the Trust accrued management fees in the amounts of $10,061,215, $8,539,297, and $5,813,446, respectively, and paid management fees in the amounts of $10,057,263, $8,243,954, and $5,795,404, respectively. During the years ended December 31, 2023, 2022 and 2021, the Trust accrued sales commissions in the amounts of $8,567,703, $7,327,108, and $5,162,106, respectively, and paid sales commissions in the amounts of $8,548,679, $7,108,300, and $5,159,066, respectively. During the years ended December 31, 2023, 2022 and 2021, the Trust accrued performance fees in the amounts of $122, $20,446,581, and $54,801, respectively, and paid performance fees in the amounts of $122, $20,446,581, and $54,801, respectively.

2023 (For the Year Ended December 31)

Of the (4.95)% return for the year ended December 31, 2023 for Series A, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (5.29)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the (4.62)% return for year ended December 31, 2023 for Series B, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (4.96)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the (3.90)% return for the year ended December 31, 2023 for Series D, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (4.24)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the (3.17)% return for the year ended December 31, 2023 for Series W, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (3.51)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the (4.91)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.22)%
Commodities	0.10
Foreign Exchange	(2.02)
Interest Rates	(3.51)
Equity Indices	0.74
(4.91)%

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

The Trust produced a loss in July. Losses came from foreign exchange (FX) and interest rate holdings while credit and commodity positions produced some partially offsetting gains during the month. Stock indexes had little impact. Foreign exchange trading generated Trust losses with short positions in the Developed Market currencies (versus long USD) dominating FX P&L. The main story around US policy was that while the Fed hiked 25bps in July, the market is pricing in a terminal rate that is close to its peak, which caused weakness in the greenback relative to its peers. The biggest Trust loss came from a short on the Norwegian krone, which saw additional appreciation on back of the continued strength in crude prices. Interest rate positions were also a negative contributor in July. Mixed fixed income positions generated losses as yields traded choppy as the markets weighed cooling inflation trends, “peak Fed” expectations, sticky employment, and strong economic data. Offsetting gains were experienced in a payer position on the NOK as yields continued their move higher with Norway’s economy seen as more resilient than neighboring Sweden. Short protection positions on the credit indices generated partially offsetting gains for the Trust. Credit spreads narrowed amid the broader rally in risk and the Trust benefited as a result. The commodity sector added further gains for the Trust in July. Long energy positions were the largest sector contributor as the complex rallied amid signs of tightening global supply and an improving demand outlook. Industrial and precious metals posted partially offsetting losses with short positions suffering as prices rallied on the weaker USD and positive US macroeconomic trends. Stock index holdings had little impact on the Trust in the month of July amid mixed positioning across the global indices. Stock markets advanced during the month on soft landing expectations and disinflation traction. Positive earnings takeaways provided additional support for stocks.

The Trust produced a gain in August. Gains came from foreign exchange (FX) and commodity holdings while stock indexes, interest rate, and credit positions produced some partially offsetting losses during the month. Foreign exchange trading led Trust gains in August. Shorts in the developed market currencies (versus long USD) benefited as the USD rallied sharply, following US Treasury yields which hit a 15-year high. The dollar bloc (AUD, NZD, CAD) and the Scandis (NOK and SEK) were the major underperformers on the month, with short AUDUSD leading Trust gains on weaker Chinese data and a rate hold from the RBA. Commodity trading was also additive for the Trust in August. Grains generated the largest sub-sector returns by way of a short wheat holding, which benefitted as prices fell on weak demand for US exports. Short industrial metal positions produced additional gains for the Trust as the base metals complex weakened on concerns about China’s economy. Mixed positioning across the global stock indexes generated partially offsetting losses for the Trust. Equity indices weakened during the month as the hard vs soft landing debate continued, fueled by persistent inflation concerns and some weak US data that supported the peak-Fed narrative. Further, equity markets reacted to the steep rise in US yields along with an unexpected Fitch downgrade of the US. Fixed income instruments also detracted on the month. August kicked off with Fitch downgrading the US credit rating, which pushed Treasuries yields lower (prices higher), but weak auctions and hawkish Fed minutes sharply reversed that trend in the back half of August. US Treasuries ultimately ended the month lower, leaving gains in short US 30yr positioning evenly matched with losses on mixed positioning in the US 10yr note. A dismal Eurozone PMI print sparked a rally in German bonds as investors pared bets on another ECB hike, hurting short positioning. Short protection positions on the credit indices generated additional offsetting losses for the Trust. Credit spreads widened amid the broader sell-off in risk and the Trust suffered as a result.

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

The Trust realized a loss in October. Losses came from commodity, interest rates, and credit holdings, while foreign exchange (FX) and stock positions produced some partially offsetting gains during the month. Commodity trading led Trust losses in October. Net long positions across the petroleum complex generated the largest commodity sub-sector declines as energy markets generally weakened. Energy prices came under pressure amid the lack of any immediate supply disruptions in the Middle East, as the Israel-Hamas conflict remained largely contained. Precious metals also had a negative impact on the Trust. Short positioning, particularly in gold, suffered as geopolitical concerns prompted demand for safe haven assets. Fixed income instruments generated additional losses amid mixed positioning and heightened volatility. Long positioning on Aussie 10yr bonds suffered as prices slipped (yields rose) after Australian inflation came in hotter-than-expected while the Reserve Bank of Australia held rates steady but retained their tightening bias. Short positioning in short-dated European government bonds added to losses after the European Central Bank kept interest rates unchanged for the first time in more than a year and indicated the hiking cycle may be nearing an end. Short protection positions on the credit indices contributed additional losses as spreads widened amid the weakness in risk assets, and the Trust suffered as a result. The foreign exchange markets provided partially offsetting gains for the Trust. Shorts in the developed market currencies (versus long the USD) were additive as the US dollar rallied amid demand for flight-to-quality assets, benefiting markets like the greenback and Swiss franc. The biggest gains came from the short on the Canadian dollar, which declined on a weaker CPI print and a rate hold from the Bank of Canada. Stock indices added further gains in October. Short holdings in the United States and Europe produced the bulk of the monthly gains. Equity markets declined on risk-off trading amid higher-for-longer Fed expectations, elevated bond market volatility, and heightened geopolitical tensions following the eruption of the Israel-Hamas conflict.

The Trust realized a loss in November. Losses came from foreign exchange (FX) and interest rates, while credit index and commodity positions produced some partially offsetting gains during the month. Stock indexes had little impact. Foreign exchange trading led Trust losses during the month with short positions in the developed currencies (versus long the USD) suffering while emerging market long positions produced some partially offsetting gains. The flight-to-quality trade that dominated the start of the fourth quarter sharply reversed in November on the back of easing financial conditions around the globe, and especially in the United States. The weaker US CPI reading mid-month provided a strong catalyst to sell the greenback as the market started to price in Fed rate cuts sooner than previously expected. Fixed income instruments also detracted from P&L with net short positions producing losses as global bonds soared at the fastest monthly pace since 2008. Softer-than-expected US inflation and increasingly dovish-leaning Fed commentary heightened expectations that the Fed is done with policy tightening. In response, US Treasuries rallied sharply (yields plummeted) hurting short US long-bond and SOFR positions. European government bond prices advanced after EU CPI decelerated for the 8th straight month, to the detriment of short holdings in German 10-year bonds. Short protection positions on the credit indices generated partially offsetting gains as spreads narrowed significantly on the month amid a broader rally in risk assets. Commodity markets also provided partially offsetting gains for the Trust. Energy positions generated the largest sub-sector gain, led by a short natural gas position. Natural gas futures fell as unseasonably warm weather and high inventories continued to depress prices. Short cattle holdings were also additive as meat markets weakened in November after the USDA increased its forecast for 2024 beef production. Stock indices had little impact on the Trust during the month as mixed positioning led to muted P&L. Global stock markets advanced as easing financial conditions and soft-landing momentum supported equities throughout the month.

The Trust realized in a loss in December. Losses came from interest rates, commodities, and foreign exchange (FX) positions, while trading in the credit and equity indices produced partially offsetting gains during the month. Fixed income instruments led Trust losses. Bonds rallied (yields fell) across tenors as the ongoing global disinflation trend intensified bets that many central banks will begin cutting rates in 2024. The Fed delivered its first concrete sign of a pivot as the dot plot revealed policymakers penciled in no further hikes for the first time since March 2021, hurting short US long bond positioning. The Fed’s actions had a strong knock-on effect around the globe. Traders also increased bets on ECB rate cuts next year, creating losses in short Euribor and German Bund positioning. Partially offsetting gains came courtesy of scattered long positioning, such as Aussie 10-year bonds. Within commodities, short industrial metals positions contributed the largest sub-sector loss for the Trust. The complex rallied across the board as the US dollar weakened, making the USD-backed metals more attractive to buyers using other currencies. Grain holdings also generated losses, dominated by a short wheat position which rallied amid supply concerns. FX trading added to Trust losses with short positions in the developed currencies (versus long the USD) suffering while emerging market long positions produced partially offsetting gains. While the US dollar experienced broad strength to start December, it reversed sharply after the mid-month Fed meeting and on the back of easing financial conditions around the globe. Short positioning in the Norwegian krone (versus long USD) was the main detractor as the Norges Bank shocked markets by hiking interest rates at their final meeting of the year, causing a rally in the NOK. Short protection positions on the credit indices generated partially offsetting gains as spreads narrowed significantly on the month amid the broader rally in risk assets. Predominantly long positioning in global stock indices also produced partially offsetting gains for the Trust in December. Most major benchmarks posted gains to close out the year as the Fed’s dovish pivot and soft landing momentum fueled risk-on trading.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2023, 2022 and 2021 and the trading gains/losses by market category for the years then ended.

	December 31, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.20%	(0.22)%
Commodities	0.73%	0.10%
Foreign Exchange	0.73%	(2.02)%
Interest Rates	0.72%	(3.51)%
Stock Indices	0.44%	0.74%
Aggregate/Total	1.59%	(4.91)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2023.

Of the (4.95)% return for the year ended December 31, 2023 for Series A, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (5.29)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the (4.62)% return for year ended December 31, 2023 for Series B, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (4.96)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the (3.90)% return for the year ended December 31, 2023 for Series D, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (4.24)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the (3.17)% return for the year ended December 31, 2023 for Series W, approximately (4.91)% was due to trading losses (before commissions) and approximately 5.25% due to investment income, offset by approximately (3.51)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2023 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2023.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 56 of this report.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2023, the Trust’s internal control over financial reporting was effective.

Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance.  Since December 2018, Mr. Lloyd has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight, including, between April 2007 and August 2018, overseeing Campbell & Company’s fund administration function. Since January 2019, Mr. Lloyd has served on the Board of Directors of Campbell & Company, LLC, the general partner of Campbell & Company.  Between August and December 2018, Mr. Lloyd served as Co-General Counsel of Campbell & Company, LP.  Mr. Lloyd served as the Secretary of Campbell & Company between October 2011 and August 2018.  Since August 2017, Mr. Lloyd has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and the Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, each an exempted limited partnership registered in the Cayman Islands.  Since November 2014, Mr. Lloyd has served as an officer of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Lloyd is a member of the Board of Directors of Campbell Core Offshore Limited and Campbell Advantage Offshore Limited, each an international business company incorporated in the Cayman Islands.  Mr. Lloyd served as the Secretary and Assistant Treasurer, between September 2005 and August 2018, and as the General Counsel, between September 2013 and August 2018, of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Mr. Lloyd served as a Director, Vice President, and Secretary of Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member, between October 2009 and August 2018.  Mr. Lloyd also served as Chief Compliance Officer of Campbell Financial Services, LLC between October 2009 and September 2013.  In November 2012 Mr. Lloyd was appointed as President of Campbell Financial Services, LLC and held the position until April 2014.  Mr. Lloyd was the General Counsel of Campbell Financial Services, LLC between April 2014 and August 2018. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc., a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of Deutsche Bank Securities Inc.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd has been listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC since January 2, 2019.  Mr. Lloyd was previously listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC from October 20, 2005 to August 1, 2018 and December 12, 2005 to August 15, 2018, respectively.  Mr. Lloyd became registered as a NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010. Mr. Lloyd became registered as a NFA Associate Member Person of Campbell & Company Investment Adviser, LLC effective December 12, 2022. Mr. Lloyd was designated as a Branch Manager of Campbell & Company, LP from January 15, 2020 until December 28, 2020.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2023, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2023, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2023 and 2022 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2023 and 2022 were $300,000 and $278,425 , respectively.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 59 thereof.

(2)	Schedules:

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2023 and 2022, (ii) Statements of Financial Condition as of December 31, 2023 and 2022, (iii) Statements of Operations For the Years Ended December 31, 2023, 2022 and 2021, (iv) Statements of Cash Flows For the Years Ended December 31, 2023, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2023, 2022 and 2021, (vi) Financial Highlights For the Years Ended December 31, 2023, 2022 and 2021, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2023 and 2022, (ii) Statements of Financial Condition as of December 31, 2023 and 2022, (iii) Statements of Operations For the Years Ended December 31, 2023, 2022 and 2021, (iv) Statements of Cash Flows For the Years Ended December 31, 2023, 2022 and 2021, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2023, 2022 and 2021, (vi) Financial Highlights For the Years Ended December 31, 2023, 2022 and 2021, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2024.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 22, 2024.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer
Kevin D. Cole

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ John R Radle	Chief Operating Officer
John R. Radle

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2023

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the “Trust”), including the condensed schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, cash flows, changes in unitholders’ capital (net asset value), and financial highlights, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, its cash flows, changes in its unitholders’ capital (net asset value), and the financial highlights for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
March 22, 2024

We have served as the Trust’s auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$21,031,868	4.24%
	Equipment Loans	5,739,749	1.16%
	Total Asset Backed Securities (cost $26,725,105)	26,771,617	5.40%

	Bank Deposits
	France
	Financials (cost $2,689,873)	2,695,966	0.54%
	United States
	Financials (cost $5,095,042)	5,098,875	1.03%
	Total Bank Deposits (cost $7,784,915)	7,794,841	1.57%

	Commercial Paper
	Canada
	Materials (cost $5,072,576)	5,069,414	1.02%
	United Kingdom
	Financials (cost $7,755,682)	7,752,957	1.56%
	United States
	Communications	5,694,636	1.15%
	Consumer Discretionary	7,009,329	1.41%
	Financials	49,166,754	9.89%
	Health Care	6,562,128	1.32%
	Real Estate	2,357,678	0.47%
	Utilities	64,248,424	12.94%
	Total United States (cost $135,120,438)	135,038,949	27.18%
	Total Commercial Paper (cost $147,948,696)	147,861,320	29.76%

	Corporate Bonds
	Australia
	Financials (cost $5,869,688)	5,928,915	1.19%
	Canada
	Energy	3,259,737	0.66%
	Financials	10,728,129	2.15%
	Total Canada (cost $13,945,133)	13,987,866	2.81%
	Germany
	Consumer Discretionary	1,180,925	0.24%
	Industrials	1,967,082	0.40%
	Total Germany (cost $3,140,322)	3,148,007	0.64%
	Japan
	Financials (cost $3,439,993)	3,454,498	0.70%
	Netherlands
	Financials (cost $1,674,156)	1,693,997	0.34%
	Spain
	Financials (cost $2,599,992)	2,582,419	0.52%
	Switzerland
	Financials (cost $3,179,943)	$3,184,100	0.64%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$9,445,913	1.90%
	Consumer Staples	1,543,452	0.31%
	Energy	638,592	0.13%
	Financials	22,164,700	4.46%
	Health Care	2,939,970	0.59%
	Industrials	9,173,693	1.85%
	Materials	4,229,786	0.85%
	Real Estate	2,114,972	0.43%
	Technology	2,051,390	0.41%
	Utilities	4,945,318	1.00%
	Total United States (cost $59,105,030)	59,247,786	11.93%
	Total Corporate Bonds (cost $92,954,257)	93,227,588	18.77%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$17,300,000	U.S. Treasury Bills Due 01/11/2024(1)	17,277,393	3.47%
$8,700,000	U.S. Treasury Bills Due 2/8/2024(1)	8,652,883	1.74%
$29,450,000	U.S. Treasury Bills Due 03/07/2024(1)	29,173,165	5.87%
	Total Government And Agency Obligations (cost $55,079,114)	55,103,441	11.08%
	Total Fixed Income Securities (cost $330,492,087)(2)	$330,758,807	66.58%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $55,103,441 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $514,524)	$514,524	0.10%
Total Short Term Investments (cost $514,524)	$514,524	0.10%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(1,348,265)	(0.27)%
Energy	(795,622)	(0.16)%
Metals	6,426,759	1.29%
Stock indices	2,375,176	0.48%
Short-term interest rates	765,199	0.15%
Long-term interest rates	126,277	0.03%
Net unrealized gain (loss) on long futures contracts	7,549,524	1.52%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(739,447)	(0.15)%
Energy	(1,986,927)	(0.40)%
Metals	(9,573,582)	(1.93)%
Stock indices	(896,409)	(0.18)%
Short-term interest rates	(1,905,385)	(0.38)%
Long-term interest rates	(2,519,569)	(0.51)%
Net unrealized gain (loss) on short futures contracts	(17,621,319)	(3.55)%
Net unrealized gain (loss) on open futures contracts	$(10,071,795)	(2.03)%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$39,139,236	7.88%
Various short forward currency contracts	(41,624,367)	(8.38)%
Net unrealized gain (loss) on open forward currency contracts	$(2,485,131)	(0.50)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $6,719,050)(3)	$11,078,458	2.23%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - pay fixed (net proceeds $447,192)(4)	$(12,982)	0.00%

(3)
Includes $11,107,528 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $124,676 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS
Equity in futures brokers trading accounts
Cash	$37,203,513	$33,417,908
Restricted cash	9,425,127	5,709,117
Fixed income securities (cost $55,079,114 and $55,295,067, respectively)	55,103,441	55,308,662
Net unrealized gain (loss) on open futures contracts	(10,071,795)	2,626,404
Total equity in futures brokers trading accounts	91,660,286	97,062,091

Cash and cash equivalents	7,188,062	8,763,179
Cash at interbank market maker	12,255,988	4,445,935
Restricted cash at interbank market maker	60,037,949	50,629,684
Short term investments (cost $514,524 and $3,954,316, respectively)	514,524	3,954,316
Cash at swaps broker	14,486,553	6,713,855
Restricted cash at swaps broker	22,814,498	7,712,162
Fixed income securities (cost $275,412,973 and $299,584,725, respectively)	275,655,366	297,861,773
Credit default index swaps	0	36,154
Interest rate swaps	0	3,001,177
Due from swaps broker	328,072	63,523
Net unrealized gain on open forward currency contracts	0	1,967,750
Interest receivable	1,839,449	990,528
Subscriptions receivable	17,426,044	341,433
Total assets	$504,206,791	$483,543,560

LIABILITIES
Accounts payable	$257,168	$264,610
Management fee payable	795,037	791,085
Net unrealized loss on open forward currency contracts	2,485,131	0
Credit default index swaps	29,070	0
Interest rate swaps	137,658	0
Accrued commissions and other trading fees on open contracts	84,107	67,321
Offering costs payable	124,259	179,549
Sales commission payable	658,519	639,495
Redemptions payable	3,055,460	5,532,899
Total liabilities	7,626,409	7,474,959

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 100,750.468 and 89,254.537 units outstanding at December 31, 2023 and December 31, 2022	378,102,257	352,416,060
Series B Units – Redeemable
Other Unitholders - 9,165.999 and 10,002.807 units outstanding at December 31, 2023 and December 31, 2022	38,104,608	43,597,613
Series D Units – Redeemable
Other Unitholders - 18,665.278 and 14,967.333 units outstanding at December 31, 2023 and December 31, 2022	28,301,256	23,615,197
Series W Units – Redeemable
Other Unitholders - 11,146.280 and 11,697.747 units outstanding at December 31, 2023 and December 31, 2022	52,072,261	56,439,731
Total unitholders’ capital (Net Asset Value)	496,580,382	476,068,601
Total liabilities and unitholders’ capital (Net Asset Value)	$504,206,791	$483,543,560

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(3,930,348)	$80,846,427	$35,560,622
Change in unrealized	(12,698,199)	2,033,251	(9,108,166)
Brokerage commissions	(2,795,163)	(1,549,935)	(2,195,564)
Net gain (loss) from futures trading	(19,423,710)	81,329,743	24,256,892

Forward currency trading gains (losses)
Realized	(8,451,027)	50,568,689	26,828,250
Change in unrealized	(4,452,881)	3,745,725	(4,104,694)
Brokerage commissions	(615,190)	(256,842)	(327,260)
Net gain (loss) from forward currency trading	(13,519,098)	54,057,572	22,396,296

Swap trading gains (losses)
Realized	3,260,123	3,353,466	1,344,538
Change in unrealized	1,251,244	3,508,197	(1,459,952)
Net gain (loss) from swap trading	4,511,367	6,861,663	(115,414)
Total net trading gain (loss)	(28,431,441)	142,248,978	46,537,774

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	27,829,618	7,847,369	759,462
Realized gain (loss) on fixed income securities	(3,873,686)	166,467	(107,345)
Change in unrealized gain (loss) on fixed income securities	1,976,077	(1,630,672)	(436,117)
Total investment income (loss)	25,932,009	6,383,164	216,000

Expenses
Management fee	10,061,215	8,539,297	5,813,446
Performance fee	122	20,446,581	54,801
Operating expenses	1,231,941	1,085,815	827,947
Sales commission	8,567,703	7,327,108	5,162,106
Total expenses	19,860,981	37,398,801	11,858,300
Net investment income (loss)	6,071,028	(31,015,637)	(11,642,300)
NET INCOME (LOSS)	$(22,360,413)	$111,233,341	$34,895,474

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the year)
Series A	$(195.60)	$1,009.40	$335.69
Series B	$(181.02)	$1,161.51	$377.58
Series D	$(71.40)	$309.20	$133.84
Series W	$(118.17)	$1,206.03	$462.17

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(195.58)	$1,045.49	$323.00
Series B	$(201.37)	$1,149.42	$371.34
Series D	$(61.53)	$381.90	$135.96
Series W	$(153.12)	$1,252.16	$460.56

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	92,399.769	82,435.378	78,287.000
Series B	9,641.435	10,171.332	10,810.165
Series D	16,437.216	10,923.930	5,079.642
Series W	11,575.880	10,639.401	8,338.105

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
Cash flows from (for) operating activities
Net income (loss)	$(22,360,413)	$111,233,341	$34,895,474
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	13,923,759	(7,656,501)	15,108,929
(Increase) decrease in interest receivable	(848,921)	(830,187)	37,319
(Increase) decrease in due from swaps broker	(264,549)	(2,665)	(15,724)
Increase (decrease) in accounts payable and accrued expenses	32,320	643,192	(10,783)
Net purchases from swap broker	4,455,303	490,496	(1,620,569)
Purchases of investments	(4,199,045,559)	(4,284,857,908)	(2,759,726,909)
Sales/maturities of investments	4,226,873,057	4,140,556,893	2,751,307,966
Net cash from (for) operating activities	22,764,997	(40,423,339)	39,975,703

Cash flows from (for) financing activities
Addition of units	62,831,953	94,990,932	18,704,677
Redemption of units	(37,793,864)	(21,425,959)	(39,903,054)
Offering costs paid	(1,783,236)	(1,850,483)	(1,280,159)
Net cash from (for) financing activities	23,254,853	71,714,490	(22,478,536)

Net increase (decrease) in cash, cash equivalents and restricted cash	46,019,850	31,291,151	17,497,167

Cash, cash equivalents and restricted cash at beginning of year	117,391,840	86,100,689	68,603,522
Cash, cash equivalents and restricted cash at end of year	$163,411,690	$117,391,840	$86,100,689

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2023	2022	2021
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$37,203,513	$33,417,908	$33,259,944
Restricted cash	9,425,127	5,709,117	2,296,459
Cash and cash equivalents	7,188,062	8,763,179	2,650,894
Cash at interbank market maker	12,255,988	4,445,935	11,026,620
Restricted cash at interbank market maker	60,037,949	50,629,684	26,299,559
Cash at swaps broker	14,486,553	6,713,855	9,578,262
Restricted cash at swaps broker	22,814,498	7,712,162	988,951
Total cash, cash equivalents and restricted cash at end of year	$163,411,690	$117,391,840	$86,100,689

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2020	83,925.461	$216,523,843	11,380.986	$32,296,756
Net income (loss)		26,280,321		4,081,664
Additions	3,009.738	8,654,342	26.358	82,258
Redemptions	(10,206.996)	(27,610,361)	(1,159.585)	(3,574,443)
Offering costs		(1,110,323)		0
Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235

Net income (loss)		83,210,093		11,814,072
Additions	17,858.332	68,778,647	26.194	109,791
Redemptions	(5,331.998)	(20,725,582)	(271.146)	(1,212,485)
Offering costs		(1,584,920)		0
Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613

Net income (loss)		(18,073,654)		(1,745,271)
Additions	16,393.145	64,768,866	26.974	120,638
Redemptions	(4,897.214)	(19,704,638)	(863.782)	(3,868,372)
Offering costs		(1,304,377)		0
Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608

Net Asset Value per Other Unitholders’ Unit - Series A
December 31, 2023	December 31, 2022	December 31, 2021
$3,752.86	$3,948.44	$2,902.95

Net Asset Value per Other Unitholders’ Unit - Series B
December 31, 2023	December 31, 2022	December 31, 2021
$4,157.17	$4,358.54	$3,209.12

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2020	4,757.939	$5,043,054	8,258.693	$25,702,039	$279,565,692
Net income (loss)		679,838		3,853,651	34,895,474
Additions	2,504.957	2,964,198	1,836.092	6,503,879	18,204,677
Redemptions	(387.332)	(435,037)	(708.049)	(2,379,484)	(33,999,325)
Offering costs		(29,712)		(144,264)	(1,284,299)
Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219

Net income (loss)		3,377,705		12,831,471	111,233,341
Additions	8,208.648	12,290,482	3,106.436	14,153,445	95,332,365
Redemptions	(116.879)	(190,000)	(795.425)	(3,831,291)	(25,959,358)
Offering costs		(85,331)		(249,715)	(1,919,966)
Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601

Net income (loss)		(1,173,559)		(1,367,929)	(22,360,413)
Additions	5,087.861	8,277,492	1,343.746	6,749,568	79,916,564
Redemptions	(1,389.916)	(2,284,033)	(1,895.213)	(9,459,382)	(35,316,425)
Offering costs		(133,841)		(289,727)	(1,727,945)
Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382

Net Asset Value per Other Unitholders’ Unit - Series D
December 31, 2023	December 31, 2022	December 31, 2021
$1,516.25	$1,577.78	$1,195.88

Net Asset Value per Other Unitholders’ Unit - Series W
December 31, 2023	December 31, 2022	December 31, 2021
$4,671.72	$4,824.84	$3,572.68

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series A
	2023	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,948.44	$2,902.95	$2,579.95

Income (loss) from operations:
Total net trading gains (losses) (1)	(218.46)	1,337.41	456.59
Net investment income (loss) (1)	37.00	(272.69)	(119.41)
Total net income (loss) from operations	(181.46)	1,064.72	337.18
Offering costs (1)	(14.12)	(19.23)	(14.18)
Net asset value per unit at end of year	$3,752.86	$3,948.44	$2,902.95
Total Return (3)	(4.95)%	36.01%	12.52%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.26%	4.35%	4.34%
Performance fee	0.00%	4.42%	0.00%
Total expenses	4.26%	8.77%	4.34%
Net investment income (loss) (2)	0.91%	(2.82)%	(4.26)%

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

(2)	Excludes performance fee.
(3)	The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit. The proceeds for the settlement represented a realized gain and was recorded in the year received. There was a 0.33% impact on the total return of the Series A units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series B
	2023	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$4,358.54	$3,209.12	$2,837.78

Income (loss) from operations:
Total net trading gains (losses) (1)	(241.27)	1,480.41	503.00
Net investment income (loss) (1)	39.90	(330.99)	(131.66)
Total net income (loss) from operations	(201.37)	1,149.42	371.34
Net asset value per unit at end of year	$4,157.17	$4,358.54	$3,209.12
Total Return (3)	(4.62)%	35.82%	13.09%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.28%	4.39%	4.34%
Performance fee	0.00%	5.15%	0.00%
Total expenses	4.28%	9.54%	4.34%
Net investment income (loss) (2)	0.90%	(2.93)%	(4.27)%

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
(3)
The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement represented a realized gain and was recorded in the year received.  There was a 0.29% impact on the total return of the Series B units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series D
	2023	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,577.78	$1,195.88	$1,059.92

Income (loss) from operations:
Total net trading gains (losses) (1)	(89.12)	521.06	187.36
Net investment income (loss) (1)	35.73	(131.35)	(45.55)
Total net income (loss) from operations	(53.39)	389.71	141.81
Offering costs (1)	(8.14)	(7.81)	(5.85)
Net asset value per unit at end of year	$1,516.25	$1,577.78	$1,195.88
Total Return (3)	(3.90)%	31.93%	12.83%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.98%	3.01%	3.00%
Performance fee	0.00%	7.14%	0.91%
Total expenses	2.98%	10.15%	3.91%
Net investment income (loss) (2)	2.19%	(1.28)%	(2.94)%

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
(3)
The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement represented a realized gain and was recorded in the year received.  There was a 0.43% impact on the total return of the Series D units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2023, 2022 and 2021. This information has been derived from information presented in the financial statements.

	Series W
	2023	2022	2021
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$4,824.84	$3,572.68	$3,112.12

Income (loss) from operations:
Total net trading gains (losses) (1)	(273.25)	1,626.63	554.52
Net investment income (loss) (1)	145.16	(351.00)	(76.66)
Total net income (loss) from operations	(128.09)	1,275.63	477.86
Offering costs (1)	(25.03)	(23.47)	(17.30)
Net asset value per unit at end of year	$4,671.72	$4,824.84	$3,572.68
Total Return (3)	(3.17)%	35.05%	14.80%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.26%	2.30%	2.29%
Performance fee	0.00%	6.88%	0.00%
Total expenses	2.26%	9.18%	2.29%
Net investment income (loss) (2)	2.92%	(0.76)%	(2.22)%

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
(3)
The Trust received settlement proceeds in 2022 from a foreign exchange trading class action lawsuit.  The proceeds for the settlement represented a realized gain and was recorded in the year received.  There was a 0.33% impact on the total return of the Series W units.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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
DECEMBER 31, 2023
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2023 and December 31, 2022 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

	Fair Value at December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$514,524	$0	$0	$514,524
Fixed income securities	0	330,758,807	0	330,758,807

Other Financial Instruments
Exchange-traded futures contracts	(10,071,795)	0	0	(10,071,795)
Forward currency contracts	0	(2,485,131)	0	(2,485,131)
Credit default index swap contracts	0	11,078,458	0	11,078,458
Interest rate swap contracts	0	(12,982)	0	(12,982)
Total	$(9,557,271)	$339,339,152	$0	$329,781,881

	Fair Value at December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$3,954,316	$0	$0	$3,954,316
Fixed income securities	0	353,170,435	0	353,170,435

Other Financial Instruments
Exchange-traded futures contracts	2,626,404	0	0	2,626,404
Forward currency contracts	0	1,967,750	0	1,967,750
Credit default index swap contracts	0	381,247	0	381,247
Interest rate swap contracts	0	3,287,237	0	3,287,237
Total	$6,580,720	$358,806,669	$0	$365,387,389

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2020 through 2023 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2023 and December 31, 2022, the amount of unreimbursed offering costs incurred by Campbell & Company is $91,015 and $149,854 for Series A units, $128,000 and $141,935 for Series D units and $199,065 and $286,440 for Series W units, respectively.

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
DECEMBER 31, 2023
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
DECEMBER 31, 2023
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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2023. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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
DECEMBER 31, 2023
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month- end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2023 and 2022, Campbell & Company received redemption fees of $0 and $2,346, respectively.

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at December 31, 2023 and December 31, 2022. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At December 31, 2023 and December 31, 2022, the carrying value of such credit derivative contracts purchased was $11,078,458 and $381,247, respectively.

	December 31, 2023	December 31, 2022
	Maturity Date:	Maturity Date:
Credit Default Index Swaps	December 2028	December 2027
Investment grade	$468,234,947	$73,504,094
Non-investment grade	183,131,945	25,156,817
Total	$651,366,892	$98,660,911

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
DECEMBER 31, 2023
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

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2023 and December 31, 2022 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2023 Fair Value	Liability Derivatives at December 31, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,891,417	$(4,979,129)	$(2,087,712)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	713,181	(3,495,730)	(2,782,549)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,898,129	(10,044,952)	(3,146,823)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,118,236	(1,639,469)	1,478,767
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	774,634	(1,914,820)	(1,140,186)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	653,960	(3,047,252)	(2,393,292)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	41,529,719	(44,014,850)	(2,485,131)
Credit Default Index Swap Contracts**	Credit default index swaps	13,971,793	(2,893,335)	11,078,458
Interest Rate Swap Contracts**	Interest rate swaps	1,493,055	(1,506,037)	(12,982)
Totals		$72,044,124	$(73,535,574)	$(1,491,450)

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2023, 2022 and 2021 are as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2023	Trading Gains (Losses) for the Year Ended December 31, 2022	Trading Gains (Losses) for the Year Ended December 31, 2021
Agriculture Contracts	$253,436	$3,256,094	$11,225,479
Energy Contracts	5,297,617	11,981,812	18,460,897
Metal Contracts	(5,364,577)	5,747,066	912,723
Stock Indices Contracts	3,877,206	4,512,070	24,373,954
Short-Term Interest Rate Contracts	(3,905,407)	20,066,141	(8,846,023)
Long-Term Interest Rate Contracts	(16,786,822)	37,316,495	(19,674,575)
Forward Currency Contracts	(12,903,908)	54,314,414	22,723,556
Credit default index swap contracts	11,336,500	(2,673,590)	1,122,174
Interest rate swap contracts	(6,825,132)	9,535,253	(1,237,587)
Total	$(25,021,087)	$144,055,755	$49,060,598

Line Item in the Statements of Operations	Trading Gains (Losses) for the Year Ended December 31, 2023	Trading Gains (Losses) for the Year Ended December 31, 2022	Trading Gains (Losses) for the Year Ended December 31, 2021
Futures trading gains (losses):
Realized***	$(3,930,348)	$80,846,427	$35,560,622
Change in unrealized	(12,698,199)	2,033,251	(9,108,166)
Forward currency trading gains (losses):
Realized***	(8,451,027)	50,568,689	26,828,250
Change in unrealized	(4,452,881)	3,745,725	(4,104,694)
Swap trading gains (losses):
Realized***	3,260,123	3,353,466	1,344,538
Change in unrealized	1,251,245	3,508,197	(1,459,952)
Total	$(25,021,087)	$144,055,755	$49,060,598

***
For the years ended December 31, 2023, 2022 and 2021, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $43,766, $(83,317) and $225,042, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(2,238,901), $(1,251,414) and $2,727,387, respectively.

For the years ended December 31, 2023, 2022 and 2021, the monthly average of futures contracts bought and sold was approximately 62,400, 34,200 and 53,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $5,335,200,000, $2,620,600,000 and $5,576,000,000, respectively; and the monthly average of notional value of forward currency contracts was $5,168,800,000, $3,091,400,000 and $3,155,800,000, respectively.

Open contracts generally mature within three months; as of December 31, 2023, the latest maturity date for open futures contracts is March 2025 and the latest maturity date for open forward currency contracts is March 2024. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is March 2029.

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
DECEMBER 31, 2023
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2023 and December 31, 2022 was $55,103,441 and $55,308,662, respectively, which equals approximately 11% and 12% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at December 31, 2023 and December 31, 2022 was restricted cash for margin requirements of $92,277,574 and $64,050,963, respectively, which equals approximately 19% and 13% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,705,322	$(7,705,322)	$0
Futures contracts	Goldman, Sachs & Co.	7,344,235	(7,344,235)	0
Forward currency contracts	NatWest Markets Plc	41,529,719	(41,529,719)	0
Centrally cleared swap contracts*	Centrally Cleared	15,464,848	(4,399,372)	11,065,476
Total derivatives		$72,044,124	$(60,978,648)	$11,065,476

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2023
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets plc	0	0	0	0
Centrally Cleared	11,065,476	0	0	11,065,476
Total	$11,065,476	$0	$0	$11,065,476

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,209,145	$(7,705,322)	$4,503,823
Futures contracts	Goldman, Sachs & Co.	12,912,207	(7,344,235)	5,567,972
Forward currency contracts	NatWest Markets Plc	44,014,850	(41,529,719)	2,485,131
Centrally cleared swap contracts	Centrally Cleared	4,399,372	(4,399,372)	0
Total derivatives		$73,535,574	$(60,978,648)	$12,556,926

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2023
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$4,503,823	$0	$(4,503,823)	$0
Goldman, Sachs & Co.	5,567,972	0	(5,567,972)	0
NatWest Markets Plc	2,485,131	0	(2,485,131)	0
Centrally Cleared	0	0	0	0
Total	$12,556,926	$0	$(12,556,926)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2022
		Gross Amounts of	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Gain Presented in the Statements of
Type of Instrument	Counterparty	Recognized Assets	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$11,125,617	$(9,805,944)	$1,319,673
Futures contracts	Goldman, Sachs & Co.	10,962,373	(9,655,642)	1,306,731
Forward currency contracts	NatWest Markets Plc	23,501,515	(21,533,765)	1,967,750
Centrally cleared swap contracts*	Centrally Cleared	5,481,456	(1,812,972)	3,668,484
Total derivatives		$51,070,961	$(42,808,323)	$8,262,638

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2022
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