Form 10-Q
period 2024-03-31
CAMPBELL FUND TRUST
filed 2024-05-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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

The Registrant has no voting stock. As of March 31, 2024, there were 97,839.126 Series A Units, 9,055.283 Series B Units, 19,322.867 Series D Units, and 11,030.311 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2024 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$22,116,658	4.24%
	Equipment Loans	4,741,513	0.91%
	Total Asset Backed Securities (cost $26,835,098)	26,858,171	5.15%

	Bank Deposits
	France
	Financials (cost $2,689,894)	2,692,905	0.52%
	Singapore
	Financials (cost $2,314,940)	2,314,931	0.44%
	United States
	Financials (cost $9,161,633)	9,162,594	1.76%
	Total Bank Deposits (cost $14,166,467)	14,170,430	2.72%

	Commercial Paper
	Canada
	Materials (cost $5,534,285)	5,529,649	1.06%
	France
	Financials (cost $2,713,779)	2,710,634	0.52%
	Ireland
	Financials (cost $911,000)	910,589	0.17%
	United Kingdom
	Financials (cost $5,596,959)	5,593,413	1.07%
	United States
	Communications	1,460,192	0.28%
	Consumer Discretionary	16,166,467	3.10%
	Financials	24,871,288	4.77%
	Health Care	28,901,824	5.54%
	Industrials	5,291,782	1.01%
	Real Estate	2,493,358	0.48%
	Technology	7,128,360	1.37%
	Utilities	39,291,539	7.53%
	Total United States (cost $125,701,536)	125,604,810	24.08%
	Total Commercial Paper (cost $140,457,559)	140,349,095	26.90%

	Corporate Bonds
	Australia
	Financials (cost $5,869,766)	5,893,189	1.13%
	Canada
	Energy	3,362,464	0.64%
	Financials	7,975,647	1.53%
	Total Canada (cost $11,308,858)	11,338,111	2.17%
	Germany
	Consumer Discretionary	1,181,623	0.23%
	Industrials	1,965,128	0.38%
	Total Germany (cost $3,140,243)	3,146,751	0.61%
	Japan
	Financials (cost $3,439,991)	3,476,937	0.67%
	Netherlands
	Financials (cost $1,674,285)	1,681,713	0.32%
	Spain
	Financials (cost $2,599,990)	2,593,796	0.50%
	Switzerland
	Financials (cost $2,129,945)	$2,140,081	0.41%

See Accompanying Notes to Financial Statements

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2024 (Unaudited)
FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$10,033,963	1.92%
	Consumer Staples	1,529,356	0.29%
	Financials	22,002,859	4.22%
	Health Care	2,944,570	0.56%
	Industrials	8,213,287	1.57%
	Materials	4,229,082	0.81%
	Real Estate	2,779,584	0.53%
	Technology	4,691,717	0.90%
	Utilities	7,086,451	1.36%
	Total United States (cost $63,483,382)	63,510,869	12.16%
	Total Corporate Bonds (cost $93,646,460)	93,781,447	17.97%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$17,300,000	U.S. Treasury Bills Due 04/11/2024(1)	17,274,824	3.31%
$8,700,000	U.S. Treasury Bills Due 05/16/2024(1)	8,643,136	1.66%
$31,450,000	U.S. Treasury Bills Due 06/06/2024(1)	31,149,168	5.97%
	Total Government And Agency Obligations (cost $57,062,999)	57,067,128	10.94%

	Total Fixed Income Securities (cost $332,168,583)(2)	$332,226,271	63.68%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $57,067,128 deposited with the futures brokers.

See Accompanying Notes to Financial Statements

 THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2024 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $31,584)	$31,584	0.01%
Total Short Term Investments (cost $31,584)	$31,584	0.01%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$896,843	0.17%
Energy	962,658	0.18%
Metals	4,715,976	0.90%
Stock indices	5,580,028	1.07%
Short-term interest rates	(74,046)	(0.01)%
Long-term interest rates	281,150	0.05%
Net unrealized gain (loss) on long futures contracts	12,362,609	2.36%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(1,629,105)	(0.31)%
Energy	1,094,887	0.21%
Metals	(7,172,666)	(1.38)%
Stock indices	(451,348)	(0.09)%
Short-term interest rates	451,334	0.09%
Long-term interest rates	(2,566,573)	(0.49)%
Net unrealized gain (loss) on short futures contracts	(10,273,471)	(1.97)%
Net unrealized gain (loss) on open futures contracts	$2,089,138	0.39%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(16,470,508)	(3.16)%
Various short forward currency contracts	20,883,749	4.00%
Net unrealized gain (loss) on open forward currency contracts	$4,413,241	0.84%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $12,047,047)(3)	$12,790,687	2.45%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - pay fixed (net cost $1,552,901)(4)	$(2,135,374)	(0.41)%

(3)
Includes $12,790,687 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.
Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $2,024,879 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.
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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2023

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Consumer Discretionary	$9,445,913	1.90%
	Consumer Staples	1,543,452	0.31%
	Energy	638,592	0.13%
	Financials	22,164,700	4.46%
	Health Care	2,939,970	0.59%
	Industrials	9,173,693	1.85%
	Materials	4,229,786	0.85%
	Real Estate	2,114,972	0.43%
	Technology	2,051,390	0.41%
	Utilities	4,945,318	1.00%
	Total United States (cost $59,105,030)	59,247,786	11.93%
	Total Corporate Bonds (cost $92,954,257)	93,227,588	18.77%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$17,300,000	U.S. Treasury Bills Due 01/11/2024(1)	17,277,393	3.47%
$8,700,000	U.S. Treasury Bills Due 02/08/2024(1)	8,652,883	1.74%
$29,450,000	U.S. Treasury Bills Due 03/07/2024(1)	29,173,165	5.87%
	Total Government And Agency Obligations (cost $55,079,114)	55,103,441	11.08%

	Total Fixed Income Securities (cost $330,492,087)(2)	$330,758,807	66.58%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $55,103,441 deposited with the futures brokers.

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

(3)
Includes $11,107,528 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.
Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $124,676 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.
Variation margin amount is included within cash at swaps broker in the statement of financial condition.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2024 AND DECEMBER 31, 2023 (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Equity in futures brokers trading accounts
Cash	$68,549,349	$37,203,513
Restricted cash	3,673,747	9,425,127
Fixed income securities (cost $57,062,999 and $55,079,114, respectively)	57,067,128	55,103,441
Net unrealized gain (loss) on open futures contracts	2,089,138	(10,071,795)
Total equity in futures brokers trading accounts	131,379,362	91,660,286

Cash and cash equivalents	13,724,775	7,188,062
Cash at interbank market maker	13,505,683	12,255,988
Restricted cash at interbank market maker	36,081,642	60,037,949
Short term investments (cost $31,584 and $514,524, respectively)	31,584	514,524
Cash at swaps broker	26,751,961	14,486,553
Restricted cash at swaps broker	24,042,204	22,814,498
Fixed income securities (cost $275,105,584 and $275,412,973, respectively)	275,159,143	275,655,366
Due from swaps broker	346,777	328,072
Net unrealized gain on open forward currency contracts	4,413,241	0
Interest receivable	2,186,497	1,839,449
Subscriptions receivable	0	17,426,044
Total assets	$527,622,869	$504,206,791

LIABILITIES
Redemptions payable	$3,739,463	$3,055,460
Management fee payable	873,180	795,037
Sales commission payable	723,542	658,519
Accounts payable	359,289	257,168
Net unrealized loss on open forward currency contracts	0	2,485,131
Credit default index swaps	0	29,070
Offering costs payable	144,965	124,259
Interest rate swaps	110,495	137,658
Accrued commissions and other trading fees on open contracts	105,713	84,107
Total liabilities	6,056,647	7,626,409

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 97,839.126 and 100,750.468 units outstanding at March 31, 2024 and December 31, 2023	394,021,901	378,102,257
Series B Units – Redeemable
Other Unitholders - 9,055.283 and 9,165.999 units outstanding at March 31, 2024 and December 31, 2023	40,441,566	38,104,608
Series D Units – Redeemable
Other Unitholders - 19,322.867 and 18,665.278 units outstanding at March 31, 2024 and December 31, 2023	31,534,647	28,301,256
Series W Units – Redeemable
Other Unitholders - 11,030.311 and 11,146.280 units outstanding at March 31, 2024 and December 31, 2023	55,568,108	52,072,261
Total unitholders’ capital (Net Asset Value)	521,566,222	496,580,382
Total liabilities and unitholders’ capital (Net Asset Value)	$527,622,869	$504,206,791

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$21,025,953	$(692,746)
Change in unrealized	12,160,933	8,320,038
Brokerage commissions	(671,028)	(621,320)
Net gain (loss) from futures trading	32,515,858	7,005,972

Forward currency trading gains (losses)
Realized	(10,959,151)	14,176,403
Change in unrealized	6,898,372	(617,460)
Brokerage commissions	(181,594)	(152,898)
Net gain (loss) from forward currency trading	(4,242,373)	13,406,045

Swap trading gains (losses)
Realized	15,156,235	3,427,298
Change in unrealized	(7,738,253)	(4,020,731)
Net gain (loss) from swap trading	7,417,982	(593,433)
Total net trading gain (loss)	35,691,467	19,818,584

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,451,605	6,894,773
Realized gain (loss) on fixed income securities	67,084	(1,972,055)
Change in unrealized gain (loss) on fixed income securities	(209,032)	594,877
Total investment income (loss)	6,309,657	5,517,595

Expenses
Management fee	2,575,084	2,510,527
Performance fee	0	122
Operating expenses	303,094	321,600
Sales commission	2,210,028	2,139,953
Total expenses	5,088,206	4,972,202
Net investment income (loss)	1,221,451	545,393
NET INCOME (LOSS)	$36,912,918	$20,363,977

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$278.42	$164.29
Series B	$308.45	$183.95
Series D	$118.13	$71.20
Series W	$372.12	$227.91

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$274.38	$162.53
Series B	$308.90	$184.00
Series D	$115.74	$69.71
Series W	$366.04	$222.68

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	99,664.328	90,183.020
Series B	9,114.748	10,001.246
Series D	18,801.146	15,019.156
Series W	11,103.437	11,576.046

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from (for) operating activities
Net income (loss)	$36,912,918	$20,363,977
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(11,112,020)	(4,276,724)
(Increase) decrease in interest receivable	(347,048)	(480,948)
(Increase) decrease in due from swaps broker	(18,705)	(32,022)
(Increase) decrease in cash deficit at swaps broker	0	433,606
Increase (decrease) in accounts payable and accrued expenses	266,893	265,443
Net purchases from swap broker	(7,794,485)	(800,743)
Purchases of investments	(1,091,730,526)	(924,373,686)
Sales/maturities of investments	1,090,536,969	924,862,872
Net cash from (for) operating activities	16,713,996	15,961,775

Cash flows from (for) financing activities
Addition of units	29,133,310	17,716,163
Redemption of units	(22,412,540)	(10,475,997)
Offering costs paid	(517,095)	(508,517)
Net cash from (for) financing activities	6,203,675	6,731,649

Net increase (decrease) in cash, cash equivalents and restricted cash	22,917,671	22,693,424

Cash, cash equivalents and restricted cash at beginning of period	163,411,690	117,391,840
Cash, cash equivalents and restricted cash at end of period	$186,329,361	$140,085,264

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$68,549,349	$37,203,513
Restricted cash	3,673,747	9,425,127
Cash and cash equivalents	13,724,775	7,188,062
Cash at interbank market maker	13,505,683	12,255,988
Restricted cash at interbank market maker	36,081,642	60,037,949
Cash at swaps broker	26,751,961	14,486,553
Restricted cash at swaps broker	24,042,204	22,814,498
Total cash, cash equivalents and restricted cash at end of period	$186,329,361	$163,411,690

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2024

Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608
Net income (loss) for the three months ended March 31, 2024		27,748,720		2,811,450
Additions	2,406.028	9,329,266	6.938	30,065
Redemptions	(5,317.370)	(20,725,801)	(117.654)	(504,557)
Offering costs		(432,541)		0
Balances at March 31, 2024	97,839.126	$394,021,901	9,055.283	$40,441,566

Three Months Ended March 31, 2023

Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss) for the three months ended March 31, 2023		14,816,600		1,839,702
Additions	3,341.433	13,805,592	6.658	30,318
Redemptions	(477.390)	(1,967,848)	(115.048)	(521,849)
Offering costs		(373,374)		0
Balances at March 31, 2023	92,118.580	$378,697,030	9,894.417	$44,945,784

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
$4,027.24	$3,752.86	$4,110.97	$3,948.44

Net Asset Value per Other Unitholders’ Unit - Series B

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
$4,466.07	$4,157.17	$4,542.54	$4,358.54

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2024

Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382
Net income (loss) for the three months ended March 31, 2024		2,220,935		4,131,813	36,912,918
Additions	1,078.818	1,732,407	128.509	615,528	11,707,266
Redemptions	(421.229)	(682,629)	(244.478)	(1,183,556)	(23,096,543)
Offering costs		(37,322)		(67,938)	(537,801)
Balances at March 31, 2024	19,322.867	$31,534,647	11,030.311	$55,568,108	$521,566,222

Three Months Ended March 31, 2023

Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss) for the three months ended March 31, 2023		1,069,324		2,638,351	20,363,977
Additions	913.289	1,507,596	413.439	2,060,481	17,403,987
Redemptions	(563.347)	(926,063)	(562.622)	(2,773,695)	(6,189,455)
Offering costs		(31,058)		(73,233)	(477,665)
Balances at March 31, 2023	15,317.275	$25,234,996	11,548.564	$58,291,635	$507,169,445

Net Asset Value per Other Unitholders’ Unit - Series D

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
$1,631.99	$1,516.25	$1,647.49	$1,577.78

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
$5,037.76	$4,671.72	$5,047.52	$4,824.84

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$3,752.86	$3,948.44

Income (loss) from operations:
Total net trading gains (losses) (1)	272.19	165.24
Net investment income (loss) (1)	6.53	1.43
Total net income (loss) from operations	278.72	166.67
Offering costs (1)	(4.34)	(4.14)
Net asset value per unit at end of period	$4,027.24	$4,110.97
Total Return (4)	7.31%	4.12%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.32%
Performance fee (4)	0.00%	0.00%
Total expenses	4.32%	4.32%
Net investment income (loss) (2),(3)	0.68%	0.12%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,157.17	$4,358.54

Income (loss) from operations:
Total net trading gains (losses) (1)	301.66	182.39
Net investment income (loss) (1)	7.24	1.61
Total net income (loss) from operations	308.90	184.00
Net asset value per unit at end of period	$4,466.07	$4,542.54
Total Return (4)	7.43%	4.22%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.32%
Performance fee (4)	0.00%	0.00%
Total expenses	4.28%	4.32%
Net investment income (loss) (2),(3)	0.68%	0.16%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,516.25	$1,577.78

Income (loss) from operations:
Total net trading gains (losses) (1)	110.13	66.03
Net investment income (loss) (1)	7.60	5.75
Total net income (loss) from operations	117.73	71.78
Offering costs (1)	(1.99)	(2.07)
Net asset value per unit at end of period	$1,631.99	$1,647.49
Total Return (4)	7.63%	4.42%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.04%	3.04%
Performance fee (4)	0.00%	0.00%
Total expenses	3.04%	3.04%
Net investment income (loss) (2),(3)	1.92%	1.40%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,671.72	$4,824.84

Income (loss) from operations:
Total net trading gains (losses) (1)	339.55	201.88
Net investment income (loss) (1)	32.61	27.13
Total net income (loss) from operations	372.16	229.01
Offering costs (1)	(6.12)	(6.33)
Net asset value per unit at end of period	$5,037.76	$5,047.52
Total Return (4)	7.84%	4.62%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.28%	2.28%
Performance fee (4)	0.00%	0.00%
Total expenses	2.28%	2.28%
Net investment income (loss) (2),(3)	2.72%	2.16%

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
  MARCH 31, 2024 (Unaudited)

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
  MARCH 31, 2024 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2024 and December 31, 2023 and for the periods ended March 31, 2024 and 2023, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	Fair Value at March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$31,584	$0	$0	$31,584
Fixed income securities	0	332,226,271	0	332,226,271

Other Financial Instruments
Exchange-traded futures contracts	2,089,138	0	0	2,089,138
Forward currency contracts	0	4,413,241	0	4,413,241
Credit default index swap contracts	0	12,790,687	0	12,790,687
Interest rate swap contracts	0	(2,135,374)	0	(2,135,374)
Total	$2,120,722	$347,294,825	$0	$349,415,547

	Fair Value at December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$514,524	$0	$0	$514,524
Fixed income securities	0	330,758,807	0	330,758,807

Other Financial Instruments
Exchange-traded futures contracts	(10,071,795)	0	0	(10,071,795)
Forward currency contracts	0	(2,485,131)	0	(2,485,131)
Credit default index swap contracts	0	11,078,458	0	11,078,458
Interest rate swap contracts	0	(12,982)	0	(12,982)
Total	$(9,557,271)	$339,339,152	$0	$329,781,881

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2024 and December 31, 2023, the amount of unreimbursed offering costs incurred by Campbell & Company is $108,890 and $91,015 for Series A units, $120,146 and $128,000 for Series D units and $170,618 and $199,065 for Series W units, respectively.

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
  MARCH 31, 2024 (Unaudited)

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
  MARCH 31, 2024 (Unaudited)

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
  MARCH 31, 2024 (Unaudited)

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2024. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2024 and 2023, Campbell & Company received redemption fees of $915 and $608, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at March 31, 2024 and December 31, 2023. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At March 31, 2024 and December 31, 2023, the carrying value of such credit derivative contracts purchased was $12,790,687 and $11,078,458, respectively.

	March 31, 2024	December 31, 2023
Credit Default Index Swaps	Maturity Date: June 2029	Maturity Date: December 2028
Investment grade	$531,412,128	$468,234,947
Non-investment grade	146,897,523	183,131,945
Total	$678,309,651	$651,366,892

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2024 and December 31, 2023 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2024 Fair Value	Liability Derivatives at March 31, 2024 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$1,600,544	$(2,332,806)	$(732,262)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,245,262	(187,717)	2,057,545
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,527,393	(7,984,083)	(2,456,690)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	5,781,680	(653,000)	5,128,680
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	592,637	(215,349)	377,288
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	627,141	(2,912,564)	(2,285,423)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	24,402,982	(19,989,741)	4,413,241
Credit Default Index Swap Contracts**	Credit default index swaps	17,073,987	(4,283,300)	12,790,687
Interest Rate Swap Contracts**	Interest rate swaps	2,309,977	(4,445,351)	(2,135,374)
Totals		$60,161,603	$(43,003,911)	$17,157,692

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2024 and 2023 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2024	Trading Gains (Losses) for the Three Months Ended March 31, 2023
Agriculture Contracts	$(2,880,763)	$(417,774)
Energy Contracts	(124,307)	716,456
Metal Contracts	(1,089,738)	4,464,974
Stock Indices Contracts	37,343,132	531,775
Short-Term Interest Rate Contracts	4,377,014	1,088,311
Long-Term Interest Rate Contracts	(4,438,452)	1,243,550
Forward Currency Contracts	(4,060,779)	13,558,943
Credit default index swap contracts	5,012,482	(300,706)
Interest rate swap contracts	2,405,502	(292,727)
Total	$36,544,091	$20,592,802

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2024	Trading Gains (Losses) for the Three Months Ended March 31, 2023
Futures trading gains (losses):
Realized***	$21,025,953	$(692,746)
Change in unrealized	12,160,933	8,320,038
Forward currency trading gains (losses):
Realized***	(10,959,151)	14,176,403
Change in unrealized	6,898,372	(617,460)
Swap trading gains (losses):
Realized***	15,156,235	3,427,298
Change in unrealized	(7,738,251)	(4,020,731)
Total	$36,544,091	$20,592,802

***
For the three months ended March 31, 2024 and 2023, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(30,770) and $12,932, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market maker of $(7,379,065) and $(445,194), respectively.

For the three months ended March 31, 2024 and 2023, the monthly average of futures contracts bought and sold was approximately 57,800 and 52,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $9,379,000,000 and $3,854,200,000, respectively; and the monthly average of notional value of forward currency contracts was $5,655,800,000 and $5,393,700,000, respectively.

Open contracts generally mature within three months; as of March 31, 2024, the latest maturity date for open futures contracts is June 2025 and the latest maturity date for open forward currency contracts is June 2024. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2029.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2024 and December 31, 2023 was $57,067,128 and $55,103,441, respectively, which equals approximately 11% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at March 31, 2024 and December 31, 2023 was restricted cash for margin requirements of $63,797,593 and $92,277,574, respectively, which equals approximately 12% and 19% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

Set forth below are tables which disclose both gross information and net information about instruments and transactions eligible for offset in the Statements of Financial Condition and instruments and transactions that are subject to a master netting agreement as well as amounts related to financial collateral (including U.S. Treasury Bills and cash collateral) held at clearing brokers and counterparties. Margin reflected in the collateral tables is limited to the net amount of unrealized loss at each counterparty. Actual margin amounts required at each counterparty are based on the notional amounts or the number of contracts outstanding and may exceed the margin presented in the collateral tables

Offsetting of Derivative Assets by Counterparty
As of March 31, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,238,621	$(7,207,519)	$1,031,102
Futures contracts	Goldman, Sachs & Co.	8,136,036	(7,078,000)	1,058,036
Forward currency contracts	NatWest Markets Plc	24,402,982	(19,989,741)	4,413,241
Centrally cleared swap contracts*	Centrally Cleared	19,383,964	(8,728,651)	10,655,313
Total derivatives		$60,161,603	$(43,003,911)	$17,157,692

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2024
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$1,031,102	$0	$0	$1,031,102
Goldman Sachs & Co.	1,058,036	0	0	1,058,036
NatWest Markets plc	4,413,241	0	0	4,413,241
Centrally Cleared	10,655,313	0	0	10,655,313
Total	$17,157,692	$0	$0	$17,157,692

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,207,519	$(7,207,519)	$0
Futures contracts	Goldman, Sachs & Co.	7,078,000	(7,078,000)	0
Forward currency contracts	NatWest Markets Plc	19,989,741	(19,989,741)	0
Centrally cleared swap contracts	Centrally Cleared	8,728,651	(8,728,651)	0
Total derivatives		$43,003,911	$(43,003,911)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)

Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2024
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2024 (Unaudited)
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
  MARCH 31, 2024 (Unaudited)

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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2024 and December 31, 2023, the Statements of Operations and Financial Highlights for the three months ended March 31, 2024 and 2023, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2024 and December 31, 2023, the results of operations and financial highlights for the three months ended March 31, 2024 and 2023, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the aggregate capitalization of the Trust was $521,566,222 with Series A, Series B, Series D and Series W comprising $394,021,901, $40,441,566, $31,534,647 and $55,568,108, respectively, of the total. The Net Asset Value per Unit was $4,027.24 for Series A, $4,466.07 for Series B, $1,631.99 for Series D and $5,037.76 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2024 and 2023 for Series A were 7.31% and 4.12%, Series B were 7.43% and 4.22%, Series D were 7.63% and 4.42% and Series W were 7.84% and 4.62%, respectively.

2024 (For the Three Months Ended March 31)

Of the 7.31% return for the three months ended March 31, 2024 for Series A, approximately 7.42% was due to trading gains (before commissions), approximately 1.26% due to investment income and approximately (1.37)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 7.43% return for the three months ended March 31, 2024 for Series B, approximately 7.42% was due to trading gains (before commissions) approximately 1.26% due to investment income and approximately (1.25)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 7.63% return for the three months ended March 31, 2024 for Series D, approximately 7.42% was due to trading gains (before commissions) approximately 1.26% due to investment income and approximately (1.05)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 7.84% return for the three months ended March 31, 2024 for Series W, approximately 7.42% was due to trading gains (before commissions) approximately 1.26% due to investment income and approximately (0.84)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2024, the Trust accrued management fees in the amount of $2,575,084 and paid management fees in the amount of $2,496,941. During the three months ended March 31, 2024, the Trust accrued sales commissions in the amount of $2,210,028 and paid sales commissions in the amount of $2,145,005. During the three months ended March 31, 2024, the Trust accrued performance fees in the amount of $0 and paid performance fees in the amount of $0.

An analysis of the 7.42% gross trading gains/losses for the Trust for the three months ended March 31, 2024 by sector is as follows:

Sector	% Gain (Loss)
Credit	1.05%
Commodities	(0.80)%
Foreign Exchange	(0.79)%
Interest Rates	(0.02)%
Equity Indices	7.98%
7.42%

The Trust realized a profit in January. Gains came from equity index and interest rates holdings, while trading in foreign exchange (FX), commodities, and credit produced partially offsetting losses during the month. Global stock indexes generated profits for the Trust. Net long positioning on a variety of equity indices benefitted as most major global stock indexes finished the month in positive territory. The general risk-on sentiment was fueled by goldilocks data releases, ongoing disinflationary traction, some positive earnings takeaways, and Chinese stimulus measures. Fixed income markets contributed additional gains during the month. January’s overarching theme was the unwinding of expectations for early rate cuts across the world. In the US, bond prices fell (yields rose) as solid economic data cast doubts on how quickly the Fed will begin cutting rates, benefiting short positioning in US 30yr Treasuries. Additional gains were realized in payer positions (which benefit from higher rates) in Scandinavian instruments. Hotter-than-expected Swedish inflation spurred traders to look for less easing by the Riksbank, while a moderately hawkish tilt by Norges Bank took Norwegian yields higher. In the credit indices, partially offsetting losses were realized in short protection positions as most credit spreads widened. FX trading generated partially offsetting losses with short positions in the developed market currencies (versus long USD) suffering the most. The dominant theme was the aforementioned improving data out of the US, which caused a correction in the USD after the dovish Fed expectations in the prior months. Gains in short NOK (versus long the USD) were more than offset by losses in long positions in markets like NZD. Commodity trading also provided losses for the Trust. Energies were the worst performing commodity sub-sector with most energy markets posting negative returns. A short holding in natural gas, one of the big winners for the Trust in 2023, faltered as models covered much of their position during a rally in the first half of the month, consequently missing much of the move lower in the latter half of the month. Short grain holdings provided some offsetting gains, as the agricultural complex weakened on expectations for widening inventories and weaker demand.

The Trust produced a gain in February. Gains came from equity index, interest rates, and credit holdings, while trading in foreign exchange (FX) and commodities produced some partially offsetting losses during the month. Long global stock index positioning generated the best sector returns for the Trust. Many equity markets around the globe were bolstered to all-time highs amid the artificial-intelligence euphoria as well as stronger US economic data. Concentration concerns, stretched positioning, and a hawkish Fed remain the key overhangs. Fixed income markets contributed additional gains during the month. Global bond prices fell (yields rose) as expectations for imminent rate cuts continued to fade, with central bank officials pushing back on early spring cuts. Short positioning in German 5yr and 10yr bonds benefited after the ECB minutes confirmed that policymakers still believe it is too soon to cut rates, prompting traders to reduce rate cut bets to <100 bps for this year. In the US, exceptionally strong labor market data and hotter-than-expected inflation pushed the SOFR lower, helping short positioning. Payer positions (which benefit from higher rates) in New Zealand and Sweden IRS added to gains. Short protection positions on the credit indices generated additional gains as spreads narrowed on the month amid the broader rally in risk assets. FX trading generated partially offsetting losses with the Developed Market (DM) currencies, versus long the USD, suffering the most. While the US dollar index continued its strengthening trend on back of the aforementioned stronger US data and fewer 2024 rate cuts expected from the Fed, certain DM currency pairs traded in a more range-bound fashion. Gains in short NOK (versus long the USD) were more than offset by Trust losses in currencies like the GBP and CAD, which suffered amid choppy trading. Commodity positions detracted modestly from P&L in February. Soft commodities generated the largest sub-sector losses during the month. However, short grain holdings provided partially offsetting gains as the grain complex weakened on ample world supplies.

The Trust produced a gain in March. Gains came from equity index, foreign exchange (FX), credit, and commodity holdings, while trading interest rates produced some partially offsetting losses during the month. Global stock indexes generated the best profits for the Trust. Net long positioning on a variety of equity indices benefitted as equities posted another month of gains as the US economy remained resilient, the Fed signaled it is still willing to cut interest rates this year, and AI optimism continued to be a key tailwind for the market. Foreign exchange trading experienced additional gains for the Trust in March. Long positions on the US dollar benefited as the USD strengthened on back of rate differential expectations. That is, the market is still pricing in the Fed to cut rates this year, but not as early as other central banks. The Scandinavian central banks were particularly dovish in March and their currencies weakened; a short position on the Norwegian krone (versus long the USD) was a standout performer for the Trust. Short protection positions on the credit indices generated additional gains as spreads narrowed on the month amid the broader rally in risk assets. Commodity trading was modestly additive in March. Positive performance came from nearly all markets in the energy sub-sector, as efforts from OPEC+ to curb supply and continued geopolitical risks in the Middle East were favorable to net long holdings. Underperformance in short grain positioning capped sector gains. Fixed income markets contributed offsetting losses during the month. Global bonds rallied (yields fell) as many of the major central banks turned more dovish after two months of pushing back against rate cuts. The BOE delivered a more dovish split to its voting pattern and UK gilts advanced, generating losses on short positioning. In the wake of dovish-leaning ECB meetings/commentary, short positioning on German bonds incurred additional losses. Meanwhile, guidance from the Czech National Bank was an exception on the month and delivered a hawkish bias. Receiver positions in Czech Interest Rate Swaps (lower rates desired) suffered losses as a result.

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

An analysis of the 4.34% gross trading gains/losses for the Trust for the three months ended March 31, 2023 by sector is as follows:

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2024 and December 31, 2023 and the trading gains/losses by market category for the three months ended March 31, 2024 and the year ended December 31, 2023.

	March 31, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.22%	1.05%
Commodities	0.64%	(0.80)%
Foreign Exchange	0.55%	(0.79)%
Interest Rates	0.57%	(0.02)%
Equity Indices	0.70%	7.98%
Aggregate/Total	1.35%	7.42%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2024.

Of the 7.31% return for the three months ended March 31, 2024 for Series A, approximately 7.42% was due to trading gains (before commissions), approximately 1.26% due to investment income and approximately (1.37)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 7.43% return for the three months ended March 31, 2024 for Series B, approximately 7.42% was due to trading gains (before commissions) approximately 1.26% due to investment income and approximately (1.25)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 7.63% return for the three months ended March 31, 2024 for Series D, approximately 7.42% was due to trading gains (before commissions) approximately 1.26% due to investment income and approximately (1.05)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 7.84% return for the three months ended March 31, 2024 for Series W, approximately 7.42% was due to trading gains (before commissions) approximately 1.26% due to investment income and approximately (0.84)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2024 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2024.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2024 and December 31, 2023, (ii) Statements of Financial Condition As of March 31, 2024 and December 31, 2023, (iii) Statements of Operations For the Three Months Ended March 31, 2024 and 2023, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2024 and 2023, (vi) Financial Highlights For the Three Months Ended March 31, 2024 and 2023, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2024 and December 31, 2023, (ii) Statements of Financial Condition As of March 31, 2024 and December 31, 2023, (iii) Statements of Operations For the Three Months Ended March 31, 2024 and 2023, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2024 and 2023, (vi) Financial Highlights For the Three Months Ended March 31, 2024 and 2023, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 14, 2024	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer