Form 10-Q
period 2024-06-30
CAMPBELL FUND TRUST
filed 2024-08-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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

The Registrant has no voting stock. As of June 30, 2024, there were 96,666.924 Series A Units, 8,663.896 Series B Units, 19,803.759 Series D Units, and 11,187.341 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2024 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$22,391,435	4.32%
	Equipment Loans	3,789,591	0.73%
	Total Asset Backed Securities (cost $26,160,604)	26,181,026	5.05%

	Bank Deposits
	France
	Financials (cost $2,689,915)	2,690,646	0.52%
	United States
	Financials (cost $6,411,196)	6,411,498	1.24%
	Total Bank Deposits (cost $9,101,111)	9,102,144	1.76%

	Commercial Paper
	Canada
	Materials (cost $5,237,391)	5,234,779	1.01%
	France
	Financials (cost $2,750,029)	2,746,911	0.53%
	United Kingdom
	Financials (cost $2,448,468)	2,446,778	0.47%
	United States
	Communications	5,815,412	1.12%
	Consumer Discretionary	19,452,817	3.75%
	Consumer Staples	13,706,794	2.65%
	Financials	53,803,350	10.39%
	Health Care	2,994,477	0.58%
	Industrials	5,367,142	1.04%
	Materials	7,901,246	1.53%
	Real Estate	3,962,857	0.76%
	Utilities	30,224,900	5.83%
	Total United States (cost $143,318,086)	143,228,995	27.65%
	Total Commercial Paper (cost $153,753,974)	153,657,463	29.66%

	Corporate Bonds
	Australia
	Financials (cost $7,224,741)	7,235,396	1.40%
	Canada
	Energy	3,374,934	0.65%
	Financials	10,761,300	2.08%
	Total Canada (cost $14,128,478)	14,136,234	2.73%
	Germany
	Consumer Discretionary (cost $1,175,198)	1,179,937	0.23%
	Japan
	Financials (cost $3,439,988)	3,475,583	0.67%
	Netherlands
	Financials (cost $1,674,413)	1,677,871	0.32%
	Switzerland
	Financials (cost $2,129,937)	2,141,803	0.41%
	United Kingdom
	Financials (cost $5,522,277)	$5,524,204	1.07%

See Accompanying Notes to Financial Statements

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2024 (Unaudited)
FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,094,656	0.40%
	Consumer Discretionary	7,393,479	1.43%
	Consumer Staples	1,524,332	0.29%
	Energy	656,597	0.13%
	Financials	16,682,352	3.22%
	Health Care	723,676	0.14%
	Industrials	5,421,767	1.05%
	Materials	4,708,671	0.91%
	Real Estate	5,505,771	1.06%
	Technology	4,687,154	0.90%
	Utilities	5,492,056	1.06%
	Total United States (cost $54,879,245)	54,890,511	10.59%
	Total Corporate Bonds (cost $90,174,277)	90,261,539	17.42%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$32,400,000	U.S. Treasury Bills Due 07/11/2024(1)	32,352,885	6.24%
$8,700,000	U.S. Treasury Bills Due 08/08/2024(1)	8,651,944	1.67%
$40,200,000	U.S. Treasury Bills Due 09/05/2024(1)	39,815,839	7.69%
	Total Government And Agency Obligations (cost $81,088,971)	80,820,668	15.60%

	Total Fixed Income Securities (cost $360,278,937)(2)	$360,022,840	69.49%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $80,820,668 deposited with the futures brokers.

See Accompanying Notes to Financial Statements

 THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2024 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $27,389)	$27,389	0.01%
Total Short Term Investments (cost $27,389)	$27,389	0.01%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$1,068,534	0.21%
Energy	1,781,225	0.34%
Metals	(1,040,070)	(0.20)%
Stock indices	1,960,757	0.38%
Short-term interest rates	1,061,315	0.20%
Long-term interest rates	(3,061,950)	(0.59)%
Net unrealized gain (loss) on long futures contracts	1,769,811	0.34%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	8,066,108	1.56%
Energy	(110,313)	(0.02)%
Metals	2,455,524	0.47%
Stock indices	(87,564)	(0.02)%
Short-term interest rates	(610,717)	(0.12)%
Long-term interest rates	1,208,632	0.23%
Net unrealized gain (loss) on short futures contracts	10,921,670	2.10%
Net unrealized gain (loss) on open futures contracts	$12,691,481	2.44%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(18,369,430)	(3.55)%
Various short forward currency contracts	14,382,780	2.78%
Net unrealized gain (loss) on open forward currency contracts	$(3,986,650)	(0.77)%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $11,744,548)(3)	$10,540,513	2.03%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - pay fixed (net cost $1,398,180)(4)	$4,145,788	0.80%

(3)
Includes $10,674,853 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $1,251,571 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2024 AND DECEMBER 31, 2023 (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Equity in futures brokers trading accounts
Cash	$31,113,817	$37,203,513
Restricted cash	0	9,425,127
Fixed income securities (cost $81,088,971 and $55,079,114, respectively)	80,820,668	55,103,441
Net unrealized gain (loss) on open futures contracts	12,691,481	(10,071,795)
Total equity in futures brokers trading accounts	124,625,966	91,660,286

Cash and cash equivalents	4,364,458	7,188,062
Cash at interbank market maker	12,392,685	12,255,988
Restricted cash at interbank market maker	58,640,365	60,037,949
Short term investments (cost $27,389 and $514,524, respectively)	27,389	514,524
Cash at swaps broker	24,211,774	14,486,553
Restricted cash at swaps broker	22,958,896	22,814,498
Fixed income securities (cost $279,189,966 and $275,412,973, respectively)	279,202,172	275,655,366
Interest rate swaps	2,894,217	0
Due from swaps broker	322,675	328,072
Interest receivable	2,147,810	1,839,449
Subscriptions receivable	0	17,426,044
Total assets	$531,788,407	$504,206,791

LIABILITIES
Redemptions payable	$3,252,365	$3,055,460
Management fee payable	865,826	795,037
Payable for securities purchased	4,281,325	0
Sales commission payable	710,135	658,519
Accounts payable	233,283	257,168
Net unrealized loss on open forward currency contracts	3,986,650	2,485,131
Credit default index swaps	134,340	29,070
Offering costs payable	115,898	124,259
Interest rate swaps	0	137,658
Accrued commissions and other trading fees on open contracts	137,485	84,107
Total liabilities	13,717,307	7,626,409

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 96,666.924 and 100,750.468 units outstanding at June 30, 2024 and December 31, 2023	390,083,957	378,102,257
Series B Units – Redeemable
Other Unitholders - 8,663.896 and 9,165.999 units outstanding at June 30, 2024 and December 31, 2023	38,797,192	38,104,608
Series D Units – Redeemable
Other Unitholders - 19,803.759 and 18,665.278 units outstanding at June 30, 2024 and December 31, 2023	32,466,989	28,301,256
Series W Units – Redeemable
Other Unitholders - 11,187.341 and 11,146.280 units outstanding at June 30, 2024 and December 31, 2023	56,722,962	52,072,261
Total unitholders’ capital (Net Asset Value)	518,071,100	496,580,382
Total liabilities and unitholders’ capital (Net Asset Value)	$531,788,407	$504,206,791

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$8,866,559	$4,878,481	$29,892,512	$4,185,736
Change in unrealized	10,602,343	(835,061)	22,763,276	7,484,976
Brokerage commissions	(730,029)	(803,532)	(1,401,058)	(1,424,852)
Net gain (loss) from futures trading	18,738,873	3,239,888	51,254,730	10,245,860

Forward currency trading gains (losses)
Realized	(8,747,069)	(8,338,102)	(19,706,221)	5,838,301
Change in unrealized	(8,399,891)	(3,317,140)	(1,501,519)	(3,934,600)
Brokerage commissions	(196,059)	(186,829)	(377,654)	(339,727)
Net gain (loss) from forward currency trading	(17,343,019)	(11,842,071)	(21,585,394)	1,563,974

Swap trading gains (losses)
Realized	(5,583,721)	4,339,259	9,572,515	7,766,557
Change in unrealized	4,488,207	4,815,626	(3,250,045)	794,894
Net gain (loss) from swap trading	(1,095,514)	9,154,885	6,322,470	8,561,451
Total net trading gain (loss)	300,340	552,702	35,991,806	20,371,285

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,878,012	9,733,444	13,329,616	14,841,592
Realized gain (loss) on fixed income securities	43,252	(3,834,968)	110,336	(3,975,204)
Change in unrealized gain (loss) on fixed income securities	(313,786)	409,910	(522,817)	959,595
Total investment income (loss)	6,607,478	6,308,386	12,917,135	11,825,983

Expenses
Management fee	2,601,514	2,569,943	5,176,598	5,080,470
Performance fee	0	0	0	122
Operating expenses	284,829	301,286	587,922	622,887
Sales commission	2,222,275	2,187,881	4,432,303	4,327,834
Total expenses	5,108,618	5,059,110	10,196,823	10,031,313
Net investment income (loss)	1,498,860	1,249,276	2,720,312	1,794,670
NET INCOME (LOSS)	$1,799,200	$1,801,978	$38,712,118	$22,165,955

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$10.73	$11.50	$292.54	$173.95
Series B	$13.39	$14.71	$325.64	$200.99
Series D	$9.62	$8.90	$125.90	$78.85
Series W	$40.75	$38.81	$413.73	$264.97

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$8.10	$8.24	$282.48	$170.77
Series B	$11.96	$12.92	$320.86	$196.92
Series D	$7.45	$7.79	$123.19	$77.50
Series W	$32.52	$33.43	$398.56	$256.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	97,175.703	92,381.130	98,420.015	91,282.075
Series B	8,882.860	9,729.716	8,998.804	9,865.481
Series D	19,453.979	15,631.127	19,127.563	15,325.142
Series W	11,046.071	11,792.551	11,074.754	11,684.298

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from (for) operating activities
Net income (loss)	$38,712,118	$22,165,955
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(17,488,895)	(5,304,865)
(Increase) decrease in interest receivable	(308,361)	(724,292)
(Increase) decrease in due from swaps broker	5,397	(245,834)
(Increase) decrease in payable at custodian	0	5,000,000
Increase (decrease) in payable for securities purchased	4,281,325	7,295,047
Increase (decrease) in accounts payable and accrued expenses	151,898	182,298
Net purchases from swap broker	(6,176,650)	1,845,977
Purchases of investments	(2,208,264,007)	(2,067,401,439)
Sales/maturities of investments	2,178,964,292	2,053,937,586
Net cash from (for) operating activities	(10,122,883)	16,750,433

Cash flows from (for) financing activities
Addition of units	37,242,603	33,527,617
Redemption of units	(35,932,956)	(18,745,629)
Offering costs paid	(916,459)	(939,836)
Net cash from (for) financing activities	393,188	13,842,152

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,729,695)	30,592,585

Cash, cash equivalents and restricted cash at beginning of period	163,411,690	117,391,840
Cash, cash equivalents and restricted cash at end of period	$153,681,995	$147,984,425

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$31,113,817	$37,203,513
Restricted cash	0	9,425,127
Cash and cash equivalents	4,364,458	7,188,062
Cash at interbank market maker	12,392,685	12,255,988
Restricted cash at interbank market maker	58,640,365	60,037,949
Cash at swaps broker	24,211,774	14,486,553
Restricted cash at swaps broker	22,958,896	22,814,498
Total cash, cash equivalents and restricted cash at end of period	$153,681,995	$163,411,690

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2024

Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608
Net income (loss) for the three months ended March 31, 2024		27,748,720		2,811,450
Additions	2,406.028	9,329,266	6.938	30,065
Redemptions	(5,317.370)	(20,725,801)	(117.654)	(504,557)
Offering costs		(432,541)		0
Balances at March 31, 2024	97,839.126	$394,021,901	9,055.283	$40,441,566

Net income (loss) for the three months ended June 30, 2024		1,042,911		118,903
Additions	1,040.713	4,195,388	7.292	32,576
Redemptions	(2,212.915)	(8,915,701)	(398.679)	(1,795,853)
Offering costs		(260,542)		0
Balances at June 30, 2024	96,666.924	$390,083,957	8,663.896	$38,797,192

Six Months Ended June 30, 2023

Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss) for the three months ended March 31, 2023		14,816,600		1,839,702
Additions	3,341.433	13,805,592	6.658	30,318
Redemptions	(477.390)	(1,967,848)	(115.048)	(521,849)
Offering costs		(373,374)		0
Balances at March 31, 2023	92,118.580	$378,697,030	9,894.417	$44,945,784

Net income (loss) for the three months ended June 30, 2023		1,062,055		143,161
Additions	2,291.155	9,476,723	6.687	30,548
Redemptions	(1,556.753)	(6,434,366)	(417.861)	(1,918,928)
Offering costs		(320,110)		0
Balances at June 30, 2023	92,852.982	$382,481,332	9,483.243	$43,200,565

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$4,035.34	$4,027.24	$3,752.86	$4,119.21	$4,110.97	$3,948.44

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$4,478.03	$4,466.07	$4,157.17	$4,555.46	$4,542.54	$4,358.54

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2024

Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382
Net income (loss) for the three months ended March 31, 2024		2,220,935		4,131,813	36,912,918
Additions	1,078.818	1,732,407	128.509	615,528	11,707,266
Redemptions	(421.229)	(682,629)	(244.478)	(1,183,556)	(23,096,543)
Offering costs		(37,322)		(67,938)	(537,801)
Balances at March 31, 2024	19,322.867	$31,534,647	11,030.311	$55,568,108	$521,566,222

Net income (loss) for the three months ended June 30, 2024		187,232		450,154	1,799,200
Additions	896.541	1,470,470	479.724	2,410,859	8,109,293
Redemptions	(415.649)	(685,506)	(322.694)	(1,636,258)	(13,033,318)
Offering costs		(39,854)		(69,901)	(370,297)
Balances at June 30, 2024	19,803.759	$32,466,989	11,187.341	$56,722,962	$518,071,100

Six Months Ended June 30, 2023

Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss) for the three months ended March 31, 2023		1,069,324		2,638,351	20,363,977
Additions	913.289	1,507,596	413.439	2,060,481	17,403,987
Redemptions	(563.347)	(926,063)	(562.622)	(2,773,695)	(6,189,455)
Offering costs		(31,058)		(73,233)	(477,665)
Balances at March 31, 2023	15,317.275	$25,234,996	11,548.564	$58,291,635	$507,169,445

Net income (loss) for the three months ended June 30, 2023		139,137		457,625	1,801,978
Additions	1,950.261	3,240,197	595.883	3,034,729	15,782,197
Redemptions	(380.619)	(629,181)	(175.309)	(894,152)	(9,876,627)
Offering costs		(32,510)		(75,196)	(427,816)
Balances at June 30, 2023	16,886.917	$27,952,639	11,969.138	$60,814,641	$514,449,177

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$1,639.44	$1,631.99	$1,516.25	$1,655.28	$1,647.49	$1,577.78

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$5,070.28	$5,037.76	$4,671.72	$5,080.95	$5,047.52	$4,824.84

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		June 30Six Months Ended June 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,027.24	$4,110.97	$3,752.86	$3,948.44

Income (loss) from operations:
Total net trading gains (losses) (1)	2.08	4.71	274.32	169.87
Net investment income (loss) (1)	8.70	7.00	15.20	8.50
Total net income (loss) from operations	10.78	11.71	289.52	178.37
Offering costs (1)	(2.68)	(3.47)	(7.04)	(7.60)
Net asset value per unit at end of period	$4,035.34	$4,119.21	$4,035.34	$4,119.21
Total Return (4)	0.20%	0.20%	7.53%	4.33%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.24%	4.28%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.24%	4.24%	4.28%	4.28%
Net investment income (loss) (2),(3)	0.88%	0.68%	0.78%	0.42%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		June 30Six Months Ended June 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,466.07	$4,542.54	$4,157.17	$4,358.54

Income (loss) from operations:
Total net trading gains (losses) (1)	2.32	5.19	304.01	187.67
Net investment income (loss) (1)	9.64	7.73	16.85	9.25
Total net income (loss) from operations	11.96	12.92	320.86	196.92
Net asset value per unit at end of period	$4,478.03	$4,555.46	$4,478.03	$4,555.46
Total Return (4)	0.27%	0.28%	7.72%	4.52%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.28%	4.28%	4.32%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.24%	4.28%	4.28%	4.32%
Net investment income (loss) (2),(3)	0.88%	0.68%	0.78%	0.42%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		June 30Six Months Ended June 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,631.99	$1,647.49	$1,516.25	$1,577.78

Income (loss) from operations:
Total net trading gains (losses) (1)	0.85	1.86	110.96	67.85
Net investment income (loss) (1)	8.65	8.01	16.26	13.80
Total net income (loss) from operations	9.50	9.87	127.22	81.65
Offering costs (1)	(2.05)	(2.08)	(4.03)	(4.15)
Net asset value per unit at end of period	$1,639.44	$1,655.28	$1,639.44	$1,655.28
Total Return (4)	0.46%	0.47%	8.12%	4.91%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.96%	2.96%	3.00%	3.00%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.96%	2.96%	3.00%	3.00%
Net investment income (loss) (2),(3)	2.12%	1.92%	2.02%	1.66%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		June 30Six Months Ended June 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,037.76	$5,047.52	$4,671.72	$4,824.84

Income (loss) from operations:
Total net trading gains (losses) (1)	2.66	5.69	342.22	207.50
Net investment income (loss) (1)	36.19	34.12	68.79	61.31
Total net income (loss) from operations	38.85	39.81	411.01	268.81
Offering costs (1)	(6.33)	(6.38)	(12.45)	(12.70)
Net asset value per unit at end of period	$5,070.28	$5,080.95	$5,070.28	$5,080.95
Total Return (4)	0.65%	0.66%	8.53%	5.31%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.20%	2.24%	2.24%	2.26%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.20%	2.24%	2.24%	2.26%
Net investment income (loss) (2),(3)	2.88%	2.68%	2.80%	2.42%

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
  JUNE 30, 2024 (Unaudited)

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
Centrally cleared credit default index swaps and interest rate swap transactions are recorded on the trade date. Realized gains or losses are determined using the identified cost method. The fair value of centrally cleared swap contracts is determined by using current market quotations provided by an independent external pricing source. Valuation using an external pricing source involves the use of observable inputs in accordance with the fair value hierarchy. Any change in net unrealized gain or loss from the prior period is reported in “Swap trading gains (losses) - Change in Unrealized” in the Statements of Operations. Period payments received or paid on swap contracts, commissions and fees associated with trading the swap contracts and cash payments received or made due to the underlying obligation in the event of a credit event are recorded as part of “Swap trading gains (losses) – Realized” in the Statements of Operations.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2024 and December 31, 2023 and for the periods ended June 30, 2024 and 2023, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	Fair Value at June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$27,389	$0	$0	$27,389
Fixed income securities	0	360,022,840	0	360,022,840

Other Financial Instruments
Exchange-traded futures contracts	12,691,481	0	0	12,691,481
Forward currency contracts	0	(3,986,650)	0	(3,986,650)
Credit default index swap contracts	0	10,540,513	0	10,540,513
Interest rate swap contracts	0	4,145,788	0	4,145,788
Total	$12,718,870	$370,722,491	$0	$383,441,361

	Fair Value at December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$514,524	$0	$0	$514,524
Fixed income securities	0	330,758,807	0	330,758,807

Other Financial Instruments
Exchange-traded futures contracts	(10,071,795)	0	0	(10,071,795)
Forward currency contracts	0	(2,485,131)	0	(2,485,131)
Credit default index swap contracts	0	11,078,458	0	11,078,458
Interest rate swap contracts	0	(12,982)	0	(12,982)
Total	$(9,557,271)	$339,339,152	$0	$329,781,881

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2024 and December 31, 2023, the amount of unreimbursed offering costs incurred by Campbell & Company is $78,841 and $91,015 for Series A units, $145,551 and $128,000 for Series D units and $197,969 and $199,065 for Series W units, respectively.

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
  JUNE 30, 2024 (Unaudited)
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
  JUNE 30, 2024 (Unaudited)
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
  JUNE 30, 2024 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2024. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2024 and 2023, Campbell & Company received redemption fees of $915 and $608, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at June 30, 2024 and December 31, 2023. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At June 30, 2024 and December 31, 2023, the carrying value of such credit derivative contracts purchased was $10,540,513 and $11,078,458, respectively.

	June 30, 2024	December 31, 2023
Credit Default Index Swaps	Maturity Date: June 2029	Maturity Date: December 2028
Investment grade	$338,561,288	$468,234,947
Non-investment grade	190,886,832	183,131,945
Total	$529,448,120	$651,366,892

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2024 and December 31, 2023 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2024 Fair Value	Liability Derivatives at June 30, 2024 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$10,501,058	$(1,366,416)	$9,134,642
Energy Contracts	Net unrealized gain (loss) on open futures contracts	2,846,509	(1,175,597)	1,670,912
Metal Contracts	Net unrealized gain (loss) on open futures contracts	3,091,792	(1,676,338)	1,415,454
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,362,995	(1,489,802)	1,873,193
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,746,932	(1,296,334)	450,598
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,456,442	(4,309,760)	(1,853,318)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	23,595,491	(27,582,141)	(3,986,650)
Credit Default Index Swap Contracts**	Credit default index swaps	15,002,172	(4,461,659)	10,540,513
Interest Rate Swap Contracts**	Interest rate swaps	6,636,143	(2,490,355)	4,145,788
Totals		$69,239,534	$(45,848,402)	$23,391,132

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2024 and 2023 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2024	Trading Gains (Losses) for the Three Months Ended June 30, 2023
Agriculture Contracts	$9,139,048	$1,664,427
Energy Contracts	(9,776,530)	(9,275,140)
Metal Contracts	6,161,300	7,002,235
Stock Indices Contracts	9,109,859	5,756,931
Short-Term Interest Rate Contracts	5,251,793	5,098,597
Long-Term Interest Rate Contracts	(416,568)	(6,203,630)
Forward Currency Contracts	(17,146,960)	(11,655,242)
Credit default index swap contracts	(1,684,119)	3,294,856
Interest rate swap contracts	588,605	5,860,029
Total	$1,226,428	$1,543,063

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2024	Trading Gains (Losses) for the Six Months Ended June 30, 2023
Agriculture Contracts	$6,258,284	$1,246,653
Energy Contracts	(9,900,837)	(8,558,685)
Metal Contracts	5,071,563	11,467,209
Stock Indices Contracts	46,452,992	6,288,706
Short-Term Interest Rate Contracts	9,628,808	6,186,908
Long-Term Interest Rate Contracts	(4,855,021)	(4,960,080)
Forward Currency Contracts	(21,207,741)	1,903,702
Credit default index swap contracts	3,328,363	2,994,150
Interest rate swap contracts	2,994,107	5,567,301
Total	$37,770,518	$22,135,864

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2024	Trading Gains (Losses) for the Three Months Ended June 30, 2023
Futures trading gains (losses):
Realized**	$8,866,559	$4,878,481
Change in unrealized	10,602,343	(835,061)
Forward currency trading gains (losses):
Realized**	(8,747,069)	(8,338,102)
Change in unrealized	(8,399,891)	(3,317,140)
Swap trading gains (losses):
Realized**	(5,583,721)	4,339,259
Change in unrealized	4,488,207	4,815,626
Total	$1,226,428	$1,543,063

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2024	Trading Gains (Losses) for the Six Months Ended June 30, 2023
Futures trading gains (losses):
Realized***	$29,892,512	$4,185,736
Change in unrealized	22,763,276	7,484,976
Forward currency trading gains (losses):
Realized***	(19,706,221)	5,838,301
Change in unrealized	(1,501,519)	(3,934,600)
Swap trading gains (losses):
Realized***	9,572,515	7,766,557
Change in unrealized	(3,250,045)	794,894
Total	$37,770,518	$22,135,864

**
For the three months ended June 30, 2024 and 2023, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $52,888 and $(29,355), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(1,046,351) and $(2,390,856), respectively.

***
For the six months ended June 30, 2024 and 2023, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $22,117 and $(16,423), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(8,425,416) and $(2,836,050), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
For the three months ended June 30, 2024 and 2023, the monthly average of futures contracts bought and sold was approximately 65,300 and 70,700, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $9,210,500,000 and $5,336,700,000, respectively; and the monthly average of notional value of forward currency contracts was $6,449,500,000 and $5,802,700,000, respectively.

For the six months ended June 30, 2024 and 2023, the monthly average of futures contracts bought and sold was approximately 61,500 and 61,400, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $9,294,700,000 and $4,595,500,000, respectively; and the monthly average of notional value of forward currency contracts was $6,052,700,000 and $5,598,200,000, respectively.

Open contracts generally mature within three months; as of June 30, 2024, the latest maturity date for open futures contracts is September 2025 and the latest maturity date for open forward currency contracts is September 2024. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2029.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2024 and December 31, 2023 was $80,820,668 and $55,103,441, respectively, which equals approximately 16% and 11% of Net Asset Value, respectively. Included in cash deposits with the swaps broker and interbank market maker at June 30, 2024 and December 31, 2023 was restricted cash for margin requirements of $81,599,261 and $92,277,574, respectively, which equals approximately 16% and 19% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,351,746	$(5,835,531)	$6,516,215
Futures contracts	Goldman, Sachs & Co.	11,653,982	(5,478,716)	6,175,266
Forward currency contracts	NatWest Markets Plc	23,595,491	(23,595,491)	0
Centrally cleared swap contracts*	Centrally Cleared	21,638,315	(6,952,014)	14,686,301
Total derivatives		$69,239,534	$(41,861,752)	$27,377,782

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2024
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$6,516,215	$0	$0	$6,516,215
Goldman, Sachs & Co.	6,175,266	0	0	6,175,266
NatWest Markets plc	0	0	0	0
Centrally Cleared	14,686,301	0	0	14,686,301
Total	$27,377,782	$0	$0	$27,377,782

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$5,835,531	$(5,835,531)	$0
Futures contracts	Goldman, Sachs & Co.	5,478,716	(5,478,716)	0
Forward currency contracts	NatWest Markets Plc	27,582,141	(23,595,491)	3,986,650
Centrally cleared swap contracts	Centrally Cleared	6,952,014	(6,952,014)	0
Total derivatives		$45,848,402	$(41,861,752)	$3,986,650

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2024
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	3,986,650	0	(3,986,650)	0
Centrally Cleared	0	0	0	0
Total	$3,986,650	$0	$(3,986,650)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2023
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$7,705,322	$(7,705,322)	$0
Futures contracts	Goldman, Sachs & Co.	7,344,235	(7,344,235)	0
Forward currency contracts	NatWest Markets Plc	41,529,719	(41,529,719)	0
Centrally cleared swap contracts*	Centrally Cleared	15,464,848	(4,399,372)	11,065,476
Total derivatives		$72,044,124	$(60,978,648)	$11,065,476

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  JUNE 30, 2024 (Unaudited)
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
  JUNE 30, 2024 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2024 and December 31, 2023, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2024 and 2023, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2024 and December 31, 2023, the results of operations and financial highlights for the three months and six months ended June 30, 2024 and 2023, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, the aggregate capitalization of the Trust was $518,071,100 with Series A, Series B, Series D and Series W comprising $390,083,957, $38,797,192, $32,466,989 and $56,722,962, respectively, of the total. The Net Asset Value per Unit was $4,035.34 for Series A, $4,478.03 for Series B, $1,639.44 for Series D and $5,070.28 for Series W.

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

Approximately 15% to 40% of the Trust’s assets normally are committed as required margin for futures contracts and held by the futures brokers, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury Bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 5% to 15% of the Trust’s assets are deposited with the over-the-counter counterparty or centrally cleared in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interests positions of the Trust, the Trust could lose all of its assets and the Unitholders would realize a 100% loss. Campbell & Company, the managing operator (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40% however, these precautions may not be effective in limiting the risk of loss.

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

Results of Operations

The returns for the six months ended June 30, 2024 and 2023 for Series A were 7.53% and 4.33%, Series B were 7.72% and 4.52%, Series D were 8.12% and 4.91% and Series W were 8.53% and 5.31%, respectively.

2024 (For the Six Months Ended June 30)

Of the 7.53% return for the six months ended June 30, 2024 for Series A, approximately 7.31% was due to trading gains (before commissions), approximately 2.53% due to investment income and approximately (2.31)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 7.72% return for the six months ended June 30, 2024 for Series B, approximately 7.31% was due to trading gains (before commissions) approximately 2.53% due to investment income and approximately (2.12)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 8.12% return for the six months ended June 30, 2024 for Series D, approximately 7.31% was due to trading gains (before commissions) approximately 2.53% due to investment income and approximately (1.72)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 8.53% return for the six months ended June 30, 2024 for Series W, approximately 7.31% was due to trading gains (before commissions) approximately 2.53% due to investment income and approximately (1.31)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2024, the Trust accrued management fees in the amount of $5,176,598 and paid management fees in the amount of $5,105,809. During the six months ended June 30, 2024, the Trust accrued sales commissions in the amount of $4,432,303 and paid sales commissions in the amount of $4,380,687. During the six months ended June 30, 2024, the Trust accrued performance fees in the amount of $0 and paid performance fees in the amount of $0.

An analysis of the 7.31% gross trading gains/losses for the Trust for the six months ended June 30, 2024 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.29%
Commodities	0.24%
Foreign Exchange	(3.86)%
Interest Rates	0.89%
Equity Indices	9.75%
7.31%

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

The Trust produced a gain in April. Gains came from interest rates trading while, equity index, foreign exchange (FX), credit, and commodity holdings produced some partially offsetting losses during the month. Fixed income markets generated the best sector returns for the Trust. April saw bonds swing between the competing narratives of persistent inflation prompting calls for yields to be “higher for longer” and geopolitical risks prompting safe haven bids. Ultimately, the former prevailed which pushed global bond prices lower (yields higher). Short positioning in US Treasuries across all tenors profited after the hot US CPI caused a hawkish repricing of the Fed’s policy outlook. By month end, traders had pushed back the timing of the first rate cut to December, dramatically changing the base case for 2024 from six cuts to a single year-end cut. The sell-off in Treasuries spilled over into global markets, to the benefit of short positioning in German bonds. In IRS markets, payer positions (desires rates higher) in Norway and Sweden added to gains as rates in Scandinavian countries rose in tandem with the US. Largely long positioning in global equity indices had a negative impact on Trust performance for the month with risk markets facing a reckoning of the likelihood of higher for longer yields in conjunction with heightened geopolitical tensions in the Middle East. In the credit indices, additional losses were realized in short protection positions as credit spreads widened amid the broader move lower in risk. FX trading generated additional losses during the month with the Developed Market (DM) currencies suffering the most. While the USD index continued its strengthening trend on back of the aforementioned stronger US CPI and fewer 2024 rate cuts expected from the Fed, certain DM currency pairs traded in a more choppy fashion. Gains in short NOK (versus long the USD) were more than offset by Trust losses in currencies like the AUD and GBP, which suffered amid the mid-month reversals. Commodity holdings detracted modestly from P&L in April. The energy sub-sector produced small losses, with a short natural gas position the underperformer as natural gas futures rallied into month-end amid forecasts for warming temps for much of the US. Grains and industrial metals holdings produced some partially offsetting gains.

The Trust produced a loss during May. Losses came from foreign exchange (FX), commodity, and interest rate positions, while stocks and credit index trading created some partially offsetting gains. FX trading generated Trust losses during the month with the Developed Market currencies suffering the worst. May proved to be a difficult month for some FX strategies to navigate given the abrupt shift in the trend of the US dollar. After four straight months of gains for the USD index, the greenback slipped in May on back of several “goldilocks” economic data points. While our models reacted quickly in certain markets like the GBP and benefited from the strength in the pound, they were more than offset by short positions in the NOK and EUR. Commodity positions also detracted from the Trust during the month. The dominant losses were found in the energy sub-sector, led by a short natural gas holding. Futures prices in natural gas rose as tightening supplies spurred a rally. Short grain holdings produced additional losses as the grain complex rallied amid crop concerns. Precious metals produced some offsetting gains as silver prices rose to the highest in more than a decade. Fixed income instruments generated additional losses. Global bonds ended the month mixed with US Treasuries outperforming their peers. The aforementioned goldilocks US data put Fed rate cuts back in play, sending 10yr and 5yr Treasuries higher (yields lower) to the detriment of short positioning. Conversely, rate cut speculation in mainland Europe was dialed back on signs of persistent services sector inflation and elevated wage growth, creating losses in long positioning in short-dated Eurozone bonds. A strong GDP print coupled with a small upside inflation surprise in Switzerland pushed rates higher, hurting receiver (desire rates lower) Swiss IRS positioning. Long positioning in global equity indices provided some partially offsetting gains for the Trust in May. Stock markets advanced on the back of renewed traction surrounding the soft-landing narrative and on optimism for the Fed to begin cutting rates later this year. In the credit indices, additional gains were realized in short protection positions as credit spreads tightened amid the broader move higher in risk.

The Trust produced a gain during June. Profits came from commodity and stock index holdings, while interest rate, foreign exchange (FX), and credit positions created some partially offsetting losses. Commodity holdings produced the best Trust profits during June.  The dominant gains were found from short positioning in the grain markets. The grain complex weakened on ample supplies and sluggish demand with prices plunging into month-end after the USDA acreage report showed higher-than-expected plantings. Holdings in meats, softs, and energies produced additional gains. Stocks trading was also additive for the Trust in June. Long Asian and US stock positions proved beneficial as indexes in those regions advanced on AI enthusiasm as well as soft landing optimism after the US CPI and PPI figures added to the disinflation narrative. Meanwhile, long holdings on European indices produced some offsetting losses as those markets weakened on the back of political uncertainty. Fixed income instruments generated partially offsetting losses for the Trust in June, dominated by short positioning in long-dated bonds. Prices rallied (yields fell) as the first of the G-7 central banks began to cut rates. German 10-year bonds headlined losses after the ECB cut 25bps, its first move lower since 2016. While the US Fed held rates unchanged, short positioning in US 10-year Treasuries added to losses after a soft inflation print cleared the path for future Fed interest rate cuts. In the credit indices, additional losses were realized in short protection positions. Credit spreads widened on the month, dominated by Europe and political uncertainty after the EU elections. FX trading provided additional losses during the month with the Developed Market currencies suffering the worst. The US dollar may have strengthened on the month, but it wasn’t a smooth ride given the mixed economic data. The hotter US employment report early in June caused a sharp move higher in the USD only to revert lower with the softer US CPI report one week later.  The USD eventually made new monthly highs with global election concerns helping the flight-to-quality move, but the choppiness proved difficult for certain strategies.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2024 and December 31, 2023 and the trading gains/losses by market category for the six months ended June 30, 2024 and the year ended December 31, 2023.

	June 30, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.23%	0.29%
Commodities	0.65%	0.24%
Foreign Exchange	0.55%	(3.86)%
Interest Rates	0.80%	0.89%
Equity Indices	0.80%	9.75%
Aggregate/Total	1.25%	7.31%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2024.

Of the 7.53% return for the six months ended June 30, 2024 for Series A, approximately 7.31% was due to trading gains (before commissions), approximately 2.53% due to investment income and approximately (2.31)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 7.72% return for the six months ended June 30, 2024 for Series B, approximately 7.31% was due to trading gains (before commissions) approximately 2.53% due to investment income and approximately (2.12)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 8.12% return for the six months ended June 30, 2024 for Series D, approximately 7.31% was due to trading gains (before commissions) approximately 2.53% due to investment income and approximately (1.72)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 8.53% return for the six months ended June 30, 2024 for Series W, approximately 7.31% was due to trading gains (before commissions) approximately 2.53% due to investment income and approximately (1.31)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2024 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Document
3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated July 21, 2023.

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securites Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2024 and December 31, 2023, (ii) Statements of Financial Condition As of June 30, 2024 and December 31, 2023, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2024 and 2023, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2024 and 2023, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2024 and 2023, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

EXHIBIT INDEX

3.02	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated July 21, 2023.

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2024 and December 31, 2023, (ii) Statements of Financial Condition As of June 30, 2024 and December 31, 2023, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2024 and 2023, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2024 and 2023, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2024 and 2023, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 13, 2024	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer