Form 10-Q
period 2024-09-30
CAMPBELL FUND TRUST
filed 2024-11-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

The Registrant has no voting stock. As of September 30, 2024, there were 96,488.838 Series A Units, 8,552.164 Series B Units, 21,264.440 Series D Units, and 10,981.976 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$24,236,586	4.39%
	Equipment Loans	2,554,206	0.46%
	Total Asset Backed Securities (cost $26,692,694)	26,790,792	4.85%

	Bank Deposits
	France
	Financials (cost $3,849,307)	3,852,148	0.70%
	Sweden
	Financials (cost $2,789,990)	2,791,286	0.51%
	United States
	Financials (cost $4,528,266)	4,530,570	0.82%
	Total Bank Deposits (cost $11,167,563)	11,174,004	2.03%

	Commercial Paper
	Canada
	Materials (cost $8,592,201)	8,591,509	1.56%
	United Kingdom
	Financials (cost $2,665,801)	2,666,363	0.48%
	United States
	Communications	5,253,658	0.95%
	Consumer Discretionary	26,401,800	4.78%
	Consumer Staples	4,011,228	0.73%
	Financials	41,022,278	7.43%
	Industrials	17,573,019	3.18%
	Materials	6,793,377	1.23%
	Real Estate	6,339,416	1.15%
	Technology	10,185,564	1.84%
	Utilities	29,588,798	5.36%
	Total United States (cost $147,189,374)	147,169,138	26.65%
	Total Commercial Paper (cost $158,447,376)	158,427,010	28.69%

	Corporate Bonds
	Australia
	Financials (cost $7,224,831)	7,297,677	1.32%
	Canada
	Energy	3,398,258	0.62%
	Financials	10,278,269	1.86%
	Total Canada (cost $13,619,254)	13,676,527	2.48%
	Germany
	Consumer Discretionary (cost $1,175,145)	1,178,449	0.21%
	Japan
	Financials (cost $3,439,985)	3,473,150	0.63%
	Netherlands
	Financials (cost $3,549,542)	3,578,591	0.65%
	Switzerland
	Financials (cost $2,129,932)	2,138,475	0.39%
	United Kingdom
	Financials (cost $5,538,135)	$5,570,526	1.01%

See Accompanying Notes to Financial Statements

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024 (Unaudited)
FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,145,324	0.39%
	Consumer Discretionary	7,459,649	1.35%
	Consumer Staples	2,709,430	0.49%
	Energy	662,081	0.12%
	Financials	15,908,730	2.88%
	Health Care	726,119	0.13%
	Industrials	5,463,188	0.99%
	Materials	2,369,352	0.43%
	Real Estate	5,560,968	1.01%
	Technology	5,161,924	0.93%
	Utilities	3,324,523	0.60%
	Total United States (cost $51,138,113)	51,491,288	9.32%
	Total Corporate Bonds (cost $87,814,937)	88,404,683	16.01%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$31,400,000	U.S. Treasury Bills Due 10/10/2024(1)	31,363,478	5.68%
$500,000	U.S. Treasury Bills Due 11/07/2024(1)	497,589	0.09%
$7,200,000	U.S. Treasury Bills Due 11/14/2024(1)	7,159,003	1.30%
$40,200,000	U.S. Treasury Bills Due 12/05/2024(1)	39,871,415	7.22%
	Total Government And Agency Obligations (cost $78,851,809)	78,891,485	14.29%

	Total Fixed Income Securities (cost $362,974,379)(2)	$363,687,974	65.87%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $78,891,485 deposited with the futures brokers.

See Accompanying Notes to Financial Statements

 THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2024 (Unaudited)

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $95,559)	$95,559	0.02%
Total Short Term Investments (cost $95,559)	$95,559	0.02%

LONG FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$5,283,371	0.96%
Energy	(245,560)	(0.04)%
Metals	8,021,676	1.45%
Stock indices	6,155,684	1.11%
Short-term interest rates	601,338	0.11%
Long-term interest rates	1,592,636	0.29%
Net unrealized gain (loss) on long futures contracts	21,409,145	3.88%

SHORT FUTURES CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(3,400,484)	(0.62)%
Energy	(2,778,518)	(0.50)%
Metals	(10,882,420)	(1.97)%
Stock indices	(1,909,435)	(0.35)%
Short-term interest rates	120,398	0.02%
Long-term interest rates	1,991,610	0.36%
Net unrealized gain (loss) on short futures contracts	(16,858,849)	(3.06)%
Net unrealized gain (loss) on open futures contracts	$4,550,296	0.82%

FORWARD CURRENCY CONTRACTS

	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$17,684,188	3.20%
Various short forward currency contracts	(11,297,664)	(2.05)%
Net unrealized gain (loss) on open forward currency contracts	$6,386,524	1.15%

CREDIT DEFAULT INDEX SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $21,743,266)(3)	$21,196,135	3.84%

INTEREST RATE SWAPS

	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - pay fixed (net cost $271,712)(4)	$(861,937)	(0.16)%

(3)
Includes $21,438,872 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $359,661 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Equity in futures brokers trading accounts
Cash	$59,804,168	$37,203,513
Restricted cash	981,189	9,425,127
Fixed income securities (cost $78,851,809 and $55,079,114, respectively)	78,891,485	55,103,441
Net unrealized gain (loss) on open futures contracts	4,550,296	(10,071,795)
Total equity in futures brokers trading accounts	144,227,138	91,660,286

Cash and cash equivalents	3,856,246	7,188,062
Cash at interbank market maker	15,463,047	12,255,988
Restricted cash at interbank market maker	52,937,717	60,037,949
Short term investments (cost $95,559 and $514,524, respectively)	95,559	514,524
Cash at swaps broker	28,865,104	14,486,553
Restricted cash at swaps broker	19,415,647	22,814,498
Fixed income securities (cost $284,122,570 and $275,412,973, respectively)	284,796,489	275,655,366
Due from swaps broker	428,736	328,072
Net unrealized gain on open forward currency contracts	6,386,524	0
Interest receivable	2,120,774	1,839,449
Subscriptions receivable	0	17,426,044
Total assets	$558,592,981	$504,206,791

LIABILITIES
Redemptions payable	$1,860,853	$3,055,460
Management fee payable	920,947	795,037
Payable for securities purchased	904,958	0
Sales commission payable	746,427	658,519
Accounts payable	215,963	257,168
Net unrealized loss on open forward currency contracts	0	2,485,131
Credit default index swaps	242,737	29,070
Offering costs payable	123,998	124,259
Interest rate swaps	1,221,598	137,658
Accrued commissions and other trading fees on open contracts	84,065	84,107
Total liabilities	6,321,546	7,626,409

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 96,488.838 and 100,750.468 units outstanding at September 30, 2024 and December 31, 2023	414,665,915	378,102,257
Series B Units – Redeemable
Other Unitholders - 8,552.164 and 9,165.999 units outstanding at September 30, 2024 and December 31, 2023	40,815,025	38,104,608
Series D Units – Redeemable
Other Unitholders - 21,264.440 and 18,665.278 units outstanding at September 30, 2024 and December 31, 2023	37,223,920	28,301,256
Series W Units – Redeemable
Other Unitholders - 10,981.976 and 11,146.280 units outstanding at September 30, 2024 and December 31, 2023	59,566,575	52,072,261
Total unitholders’ capital (Net Asset Value)	552,271,435	496,580,382
Total liabilities and unitholders’ capital (Net Asset Value)	$558,592,981	$504,206,791

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$23,970,354	$8,679,135	$53,862,866	$12,864,871
Change in unrealized	(8,141,185)	(1,071,925)	14,622,091	6,413,051
Brokerage commissions	(832,273)	(710,730)	(2,233,331)	(2,135,582)
Net gain (loss) from futures trading	14,996,896	6,896,480	66,251,626	17,142,340

Forward currency trading gains (losses)
Realized	1,966,672	(635,051)	(17,739,549)	5,203,250
Change in unrealized	10,373,174	(148,814)	8,871,655	(4,083,414)
Brokerage commissions	(114,262)	(127,998)	(491,916)	(467,726)
Net gain (loss) from forward currency trading	12,225,584	(911,863)	(9,359,810)	652,110

Swap trading gains (losses)
Realized	8,483,272	7,199,407	18,055,786	14,965,963
Change in unrealized	(3,224,352)	(5,485,509)	(6,474,398)	(4,690,615)
Net gain (loss) from swap trading	5,258,920	1,713,898	11,581,388	10,275,348
Total net trading gain (loss)	32,481,400	7,698,515	68,473,204	28,069,798

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,700,093	10,504,432	19,634,265	21,223,844
Realized gain (loss) on fixed income securities	(101,384)	(3,807,416)	155,105	(3,922,528)
Change in unrealized gain (loss) on fixed income securities	720,402	23,858	446,875	1,245,540
Total investment income (loss)	7,319,111	6,720,874	20,236,245	18,546,856

Expenses
Management fee	2,709,484	2,542,783	7,886,082	7,623,253
Performance fee	0	0	0	122
Operating expenses	321,528	301,802	909,446	924,687
Sales commission	2,307,070	2,158,718	6,739,372	6,486,551
Total expenses	5,338,082	5,003,303	15,534,900	15,034,613
Net investment income (loss)	1,981,029	1,717,571	4,701,345	3,512,243
NET INCOME (LOSS)	$34,462,429	$9,416,086	$73,174,549	$31,582,041

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$265.40	$72.64	$556.32	$246.44
Series B	$293.61	$80.07	$615.71	$281.61
Series D	$114.41	$36.86	$242.31	$115.51
Series W	$364.07	$109.31	$777.37	$374.21

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$262.21	$69.31	$544.69	$240.08
Series B	$294.45	$80.65	$615.31	$277.57
Series D	$111.08	$32.48	$234.27	$109.98
Series W	$353.75	$109.44	$752.31	$365.55

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	96,429.507	92,777.880	97,756.513	91,780.677
Series B	8,638.560	9,470.891	8,878.723	9,733.951
Series D	20,262.248	17,223.470	19,505.791	15,957.918
Series W	11,029.272	11,740.393	11,059.594	11,702.996

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from (for) operating activities
Net income (loss)	$73,174,549	$31,582,041
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(17,466,223)	1,115,438
(Increase) decrease in interest receivable	(281,325)	(807,109)
(Increase) decrease in due from swaps broker	(100,664)	(117,593)
Increase (decrease) in payable for securities purchased	904,958	0
Increase (decrease) in accounts payable and accrued expenses	172,571	260,955
Net purchases from swap broker	(5,176,791)	(978,146)
Purchases of investments	(3,293,419,550)	(3,164,932,933)
Sales/maturities of investments	3,261,356,223	3,179,120,222
Net cash from (for) operating activities	19,163,748	45,242,875

Cash flows from (for) financing activities
Addition of units	49,145,080	41,983,659
Redemption of units	(49,076,240)	(28,638,180)
Offering costs paid	(1,321,160)	(1,406,354)
Net cash from (for) financing activities	(1,252,320)	11,939,125

Net increase (decrease) in cash, cash equivalents and restricted cash	17,911,428	57,182,000

Cash, cash equivalents and restricted cash at beginning of period	163,411,690	117,391,840
Cash, cash equivalents and restricted cash at end of period	$181,323,118	$174,573,840

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$59,804,168	$37,203,513
Restricted cash	981,189	9,425,127
Cash and cash equivalents	3,856,246	7,188,062
Cash at interbank market maker	15,463,047	12,255,988
Restricted cash at interbank market maker	52,937,717	60,037,949
Cash at swaps broker	28,865,104	14,486,553
Restricted cash at swaps broker	19,415,647	22,814,498
Total cash, cash equivalents and restricted cash at end of period	$181,323,118	$163,411,690

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2024

Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608
Net income (loss) for the three months ended March 31, 2024		27,748,720		2,811,450
Additions	2,406.028	9,329,266	6.938	30,065
Redemptions	(5,317.370)	(20,725,801)	(117.654)	(504,557)
Offering costs		(432,541)		0
Balances at March 31, 2024	97,839.126	$394,021,901	9,055.283	$40,441,566

Net income (loss) for the three months ended June 30, 2024		1,042,911		118,903
Additions	1,040.713	4,195,388	7.292	32,576
Redemptions	(2,212.915)	(8,915,701)	(398.679)	(1,795,853)
Offering costs		(260,542)		0
Balances at June 30, 2024	96,666.924	$390,083,957	8,663.896	$38,797,192

Net income (loss) for the three months ended September 30, 2024		25,592,359		2,536,367
Additions	1,573.339	6,613,259	10.813	50,569
Redemptions	(1,751.425)	(7,327,800)	(122.545)	(569,103)
Offering costs		(295,860)		0
Balances at September 30, 2024	96,488.838	$414,665,915	8,552.164	$40,815,025

Nine Months Ended September 30, 2023

Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss) for the three months ended March 31, 2023		14,816,600		1,839,702
Additions	3,341.433	13,805,592	6.658	30,318
Redemptions	(477.390)	(1,967,848)	(115.048)	(521,849)
Offering costs		(373,374)		0
Balances at March 31, 2023	92,118.580	$378,697,030	9,894.417	$44,945,784

Net income (loss) for the three months ended June 30, 2023		1,062,055		143,161
Additions	2,291.155	9,476,723	6.687	30,548
Redemptions	(1,556.753)	(6,434,366)	(417.861)	(1,918,928)
Offering costs		(320,110)		0
Balances at June 30, 2023	92,852.982	$382,481,332	9,483.243	$43,200,565

Net income (loss) for the three months ended September 30, 2023		6,739,537		758,314
Additions	1,521.288	6,214,930	6.707	30,145
Redemptions	(1,166.855)	(4,710,310)	(100.089)	(456,572)
Offering costs		(324,320)		0
Balances at September 30, 2023	93,207.415	$390,401,169	9,389.861	$43,532,452

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$4,297.55	$4,035.34	$4,027.24	$3,752.86

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$4,188.52	$4,119.21	$4,110.97	$3,948.44

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$4,772.48	$4,478.03	$4,466.07	$4,157.17

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$4,636.11	$4,555.46	$4,542.54	$4,358.54

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2024

Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382
Net income (loss) for the three months ended March 31, 2024		2,220,935		4,131,813	36,912,918
Additions	1,078.818	1,732,407	128.509	615,528	11,707,266
Redemptions	(421.229)	(682,629)	(244.478)	(1,183,556)	(23,096,543)
Offering costs		(37,322)		(67,938)	(537,801)
Balances at March 31, 2024	19,322.867	$31,534,647	11,030.311	$55,568,108	$521,566,222

Net income (loss) for the three months ended June 30, 2024		187,232		450,154	1,799,200
Additions	896.541	1,470,470	479.724	2,410,859	8,109,293
Redemptions	(415.649)	(685,506)	(322.694)	(1,636,258)	(13,033,318)
Offering costs		(39,854)		(69,901)	(370,297)
Balances at June 30, 2024	19,803.759	$32,466,989	11,187.341	$56,722,962	$518,071,100

Net income (loss) for the three months ended September 30, 2024		2,318,286		4,015,417	34,462,429
Additions	2,282.666	3,890,900	254.944	1,347,749	11,902,477
Redemptions	(821.985)	(1,408,687)	(460.309)	(2,446,182)	(11,751,772)
Offering costs		(43,568)		(73,373)	(412,801)
Balances at September 30, 2024	21,264.440	$37,223,920	10,981.976	$59,566,575	$552,271,435

Nine Months Ended September 30, 2023

Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss) for the three months ended March 31, 2023		1,069,324		2,638,351	20,363,977
Additions	913.289	1,507,596	413.439	2,060,481	17,403,987
Redemptions	(563.347)	(926,063)	(562.622)	(2,773,695)	(6,189,455)
Offering costs		(31,058)		(73,233)	(477,665)
Balances at March 31, 2023	15,317.275	$25,234,996	11,548.564	$58,291,635	$507,169,445

Net income (loss) for the three months ended June 30, 2023		139,137		457,625	1,801,978
Additions	1,950.261	3,240,197	595.883	3,034,729	15,782,197
Redemptions	(380.619)	(629,181)	(175.309)	(894,152)	(9,876,627)
Offering costs		(32,510)		(75,196)	(427,816)
Balances at June 30, 2023	16,886.917	$27,952,639	11,969.138	$60,814,641	$514,449,177

Net income (loss) for the three months ended September 30, 2023		634,882		1,283,353	9,416,086
Additions	917.891	1,493,127	223.896	1,115,842	8,854,044
Redemptions	(241.701)	(402,992)	(993.584)	(5,010,401)	(10,580,275)
Offering costs		(35,333)		(73,934)	(433,587)
Balances at September 30, 2023	17,563.107	$29,642,323	11,199.450	$58,129,501	$521,705,445

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$1,750.52	$1,639.44	$1,631.99	$1,516.25

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$1,687.76	$1,655.28	$1,647.49	$1,577.78

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$5,424.03	$5,070.28	$5,037.76	$4,671.72

September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
$5,190.39	$5,080.95	$5,047.52	$4,824.84

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,035.34	$4,119.21	$3,752.86	$3,948.44

Income (loss) from operations:
Total net trading gains (losses) (1)	252.96	62.12	527.35	231.91
Net investment income (loss) (1)	12.32	10.69	27.46	19.26
Total net income (loss) from operations	265.28	72.81	554.81	251.17
Offering costs (1)	(3.07)	(3.50)	(10.12)	(11.09)
Net asset value per unit at end of period	$4,297.55	$4,188.52	$4,297.55	$4,188.52
Total Return (4)	6.50%	1.68%	14.51%	6.08%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.24%	4.28%	4.27%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.32%	4.24%	4.28%	4.27%
Net investment income (loss) (2),(3)	1.20%	1.04%	0.91%	0.63%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,478.03	$4,555.46	$4,157.17	$4,358.54

Income (loss) from operations:
Total net trading gains (losses) (1)	280.76	68.82	584.92	256.68
Net investment income (loss) (1)	13.69	11.83	30.39	20.89
Total net income (loss) from operations	294.45	80.65	615.31	277.57
Net asset value per unit at end of period	$4,772.48	$4,636.11	$4,772.48	$4,636.11
Total Return (4)	6.58%	1.77%	14.80%	6.37%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.24%	4.29%	4.29%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.32%	4.24%	4.29%	4.29%
Net investment income (loss) (2),(3)	1.20%	1.04%	0.91%	0.61%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,639.44	$1,655.28	$1,516.25	$1,577.78

Income (loss) from operations:
Total net trading gains (losses) (1)	102.86	25.12	213.75	92.77
Net investment income (loss) (1)	10.37	9.41	26.71	23.41
Total net income (loss) from operations	113.23	34.53	240.46	116.18
Offering costs (1)	(2.15)	(2.05)	(6.19)	(6.20)
Net asset value per unit at end of period	$1,750.52	$1,687.76	$1,750.52	$1,687.76
Total Return (4)	6.78%	1.96%	15.45%	6.97%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.00%	2.96%	2.99%	2.99%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	3.00%	2.96%	2.99%	2.99%
Net investment income (loss) (2),(3)	2.44%	2.28%	2.16%	1.88%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,070.28	$5,080.95	$4,671.72	$4,824.84

Income (loss) from operations:
Total net trading gains (losses) (1)	318.29	77.29	660.53	284.76
Net investment income (loss) (1)	42.11	38.45	110.88	99.79
Total net income (loss) from operations	360.40	115.74	771.41	384.55
Offering costs (1)	(6.65)	(6.30)	(19.10)	(19.00)
Net asset value per unit at end of period	$5,424.03	$5,190.39	$5,424.03	$5,190.39
Total Return (4)	6.98%	2.15%	16.10%	7.58%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.28%	2.24%	2.25%	2.25%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	2.28%	2.24%	2.25%	2.25%
Net investment income (loss) (2),(3)	3.20%	3.08%	2.93%	2.65%

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
  SEPTEMBER 30, 2024 (Unaudited)

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
  SEPTEMBER 30, 2024 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2024 and December 31, 2023 and for the periods ended September 30, 2024 and 2023, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	Fair Value at September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$95,559	$0	$0	$95,559
Fixed income securities	0	363,687,974	0	363,687,974

Other Financial Instruments
Exchange-traded futures contracts	4,550,296	0	0	4,550,296
Forward currency contracts	0	6,386,524	0	6,386,524
Credit default index swap contracts	0	21,196,135	0	21,196,135
Interest rate swap contracts	0	(861,937)	0	(861,937)
Total	$4,645,855	$390,408,696	$0	$395,054,551

	Fair Value at December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$514,524	$0	$0	$514,524
Fixed income securities	0	330,758,807	0	330,758,807

Other Financial Instruments
Exchange-traded futures contracts	(10,071,795)	0	0	(10,071,795)
Forward currency contracts	0	(2,485,131)	0	(2,485,131)
Credit default index swap contracts	0	11,078,458	0	11,078,458
Interest rate swap contracts	0	(12,982)	0	(12,982)
Total	$(9,557,271)	$339,339,152	$0	$329,781,881

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2024 and December 31, 2023, the amount of unreimbursed offering costs incurred by Campbell & Company is $83,812 and $91,015 for Series A units, $171,564 and $128,000 for Series D units and $224,576 and $199,065 for Series W units, respectively.

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
  SEPTEMBER 30, 2024 (Unaudited)
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
  SEPTEMBER 30, 2024 (Unaudited)
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
  SEPTEMBER 30, 2024 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2024. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2024 and 2023, Campbell & Company received redemption fees of $5,410 and $608, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at September 30, 2024 and December 31, 2023. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At September 30, 2024 and December 31, 2023, the carrying value of such credit derivative contracts purchased was $21,196,135 and $11,078,458, respectively.

	September 30, 2024	December 31, 2023
Credit Default Index Swaps	Maturity Date: December 2029	Maturity Date: December 2028
Investment grade	$355,610,975	$468,234,947
Non-investment grade	231,479,715	183,131,945
Total	$587,090,690	$651,366,892

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2024 and December 31, 2023 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2024 Fair Value	Liability Derivatives at September 30, 2024 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$5,564,860	$(3,681,973)	$1,882,887
Energy Contracts	Net unrealized gain (loss) on open futures contracts	148,675	(3,172,753)	(3,024,078)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	8,341,114	(11,201,858)	(2,860,744)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	7,092,308	(2,846,059)	4,246,249
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,849,710	(1,127,974)	721,736
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	4,672,430	(1,088,184)	3,584,246
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	23,056,333	(16,669,809)	6,386,524
Credit Default Index Swap Contracts**	Credit default index swaps	23,123,946	(1,927,811)	21,196,135
Interest Rate Swap Contracts**	Interest rate swaps	3,316,628	(4,178,565)	(861,937)
Totals		$77,166,004	$(45,894,986)	$31,271,018

*	Derivatives not designated as hedging instruments under ASC 815.
**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2023 Fair Value	Liability Derivatives at December 31, 2023 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$2,891,417	$(4,979,129)	$(2,087,712)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	713,181	(3,495,730)	(2,782,549)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,898,129	(10,044,952)	(3,146,823)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,118,236	(1,639,469)	1,478,767
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	774,634	(1,914,820)	(1,140,186)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	653,960	(3,047,252)	(2,393,292)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	41,529,719	(44,014,850)	(2,485,131)
Credit Default Index Swap Contracts**	Credit default index swaps	13,971,793	(2,893,335)	11,078,458
Interest Rate Swap Contracts**	Interest rate swaps	1,493,055	(1,506,037)	(12,982)
Totals		$72,044,124	$(73,535,574)	$(1,491,450)

*	Derivatives not designated as hedging instruments under ASC 815.
**
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2024 and 2023 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2024	Trading Gains (Losses) for the Three Months Ended September 30, 2023
Agriculture Contracts	$9,830,405	$2,692,666
Energy Contracts	(7,644,092)	18,273,654
Metal Contracts	(3,226,588)	(7,220,993)
Stock Indices Contracts	8,160,493	(8,172,516)
Short-Term Interest Rate Contracts	4,066,148	(187,840)
Long-Term Interest Rate Contracts	4,642,803	2,222,239
Forward Currency Contracts	12,339,846	(783,865)
Credit default index swap contracts	1,455,898	(38,931)
Interest rate swap contracts	3,803,022	1,752,829
Total	$33,427,935	$8,537,243

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2024	Trading Gains (Losses) for the Nine Months Ended September 30, 2023
Agriculture Contracts	$16,088,687	$3,939,320
Energy Contracts	(17,544,930)	9,714,969
Metal Contracts	1,844,974	4,246,216
Stock Indices Contracts	54,613,485	(1,883,810)
Short-Term Interest Rate Contracts	13,694,957	5,999,068
Long-Term Interest Rate Contracts	(212,216)	(2,737,841)
Forward Currency Contracts	(8,867,894)	1,119,836
Credit default index swap contracts	4,784,259	2,955,219
Interest rate swap contracts	6,797,129	7,320,129
Total	$71,198,451	$30,673,106

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2024	Trading Gains (Losses) for the Three Months Ended September 30, 2023
Futures trading gains (losses):
Realized**	$23,970,354	$8,679,135
Change in unrealized	(8,141,185)	(1,071,925)
Forward currency trading gains (losses):
Realized**	1,966,672	(635,051)
Change in unrealized	10,373,174	(148,814)
Swap trading gains (losses):
Realized**	8,483,272	7,199,407
Change in unrealized	(3,224,352)	(5,485,509)
Total	$33,427,935	$8,537,243

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2024	Trading Gains (Losses) for the Nine Months Ended September 30, 2023
Futures trading gains (losses):
Realized***	$53,862,866	$12,864,871
Change in unrealized	14,622,091	6,413,051
Forward currency trading gains (losses):
Realized***	(17,739,549)	5,203,250
Change in unrealized	8,871,655	(4,083,414)
Swap trading gains (losses):
Realized***	18,055,786	14,965,963
Change in unrealized	(6,474,398)	(4,690,615)
Total	$71,198,451	$30,673,106

**
For the three months ended September 30, 2024 and 2023, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(153,328) and $166,486, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(831,138) and $(584,566), respectively.

***
For the nine months ended September 30, 2024 and 2023, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(131,211) and $150,063, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(9,256,554) and $(3,420,616), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
For the three months ended September 30, 2024 and 2023, the monthly average of futures contracts bought and sold was approximately 74,800 and 68,200, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $10,817,700,000 and $6,389,300,000, respectively; and the monthly average of notional value of forward currency contracts was $4,682,100,000 and $4,047,200,000, respectively.

For the nine months ended September 30, 2024 and 2023, the monthly average of futures contracts bought and sold was approximately 66,000 and 63,700, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $9,802,400,000 and $5,193,400,000, respectively; and the monthly average of notional value of forward currency contracts was $5,595,800,000 and $5,081,200,000, respectively.

Open contracts generally mature within three months; as of September 30, 2024, the latest maturity date for open futures contracts is December 2025 and the latest maturity date for open forward currency contracts is December 2024. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2029.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2024 and December 31, 2023 was $78,891,485 and $55,103,441, respectively, which equals approximately 14% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at September 30, 2024 and December 31, 2023 was restricted cash for margin requirements of $73,334,553 and $92,277,574, respectively, which equals approximately 13% and 19% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$14,159,198	$(11,707,525)	$2,451,673
Futures contracts	Goldman, Sachs & Co.	13,509,899	(11,411,276)	2,098,623
Forward currency contracts	NatWest Markets Plc	23,056,333	(16,669,809)	6,386,524
Centrally cleared swap contracts*	Centrally Cleared	26,440,574	(6,106,376)	20,334,198
Total derivatives		$77,166,004	$(45,894,986)	$31,271,018

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2024
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$2,451,673	$0	$0	$2,451,673
Goldman, Sachs & Co.	2,098,623	0	0	2,098,623
NatWest Markets plc	6,386,524	0	0	6,386,524
Centrally Cleared	20,334,198	0	0	20,334,198
Total	$31,271,018	$0	$0	$31,271,018

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,707,525	$(11,707,525)	$0
Futures contracts	Goldman, Sachs & Co.	11,411,276	(11,411,276)	0
Forward currency contracts	NatWest Markets Plc	16,669,809	(16,669,809)	0
Centrally cleared swap contracts	Centrally Cleared	6,106,376	(6,106,376)	0
Total derivatives		$45,894,986	$(45,894,986)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2024
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
  SEPTEMBER 30, 2024 (Unaudited)
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
  SEPTEMBER 30, 2024 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2024 and December 31, 2023, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2024 and 2023, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2024 and December 31, 2023, the results of operations and financial highlights for the three months and nine months ended September 30, 2024 and 2023, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, the aggregate capitalization of the Trust was $552,271,435 with Series A, Series B, Series D and Series W comprising $414,665,915, $40,815,025, $37,223,920 and $59,566,575, respectively, of the total. The Net Asset Value per Unit was $4,297.55 for Series A, $4,772.48 for Series B, $1,750.52 for Series D and $5,424.03 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2024 and 2023 for Series A were 14.51% and 6.08%, Series B were 14.80% and 6.37%, Series D were 15.45% and 6.97% and Series W were 16.10% and 7.58%, respectively.

2024 (For the Nine Months Ended September 30)

Of the 14.51% return for the nine months ended September 30, 2024 for Series A, approximately 14.11% was due to trading gains (before commissions), approximately 3.89% due to investment income and approximately (3.49)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 14.80% return for the nine months ended September 30, 2024 for Series B, approximately 14.11% was due to trading gains (before commissions) approximately 3.89% due to investment income and approximately (3.20)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 15.45% return for the nine months ended September 30, 2024 for Series D, approximately 14.11% was due to trading gains (before commissions) approximately 3.89% due to investment income and approximately (2.55)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 16.10% return for the nine months ended September 30, 2024 for Series W, approximately 14.11% was due to trading gains (before commissions) approximately 3.89% due to investment income and approximately (1.90)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2024, the Trust accrued management fees in the amount of $7,886,082 and paid management fees in the amount of $7,760,172. During the nine months ended September 30, 2024, the Trust accrued sales commissions in the amount of $6,739,372 and paid sales commissions in the amount of $6,651,464. During the nine months ended September 30, 2024, the Trust accrued performance fees in the amount of $0 and paid performance fees in the amount of $0.

An analysis of the 14.11% gross trading gains/losses for the Trust for the nine months ended September 30, 2024 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.90%
Commodities	0.00%
Foreign Exchange	(1.56)%
Interest Rates	2.74%
Equity Indices	12.03%
14.11%

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

The Trust produced a gain during July. Profits came from all traded asset classes; stock index, foreign exchange (FX), interest rate markets, credit, and commodities all benefited the Trust. Long positioning in equity indices produced the best gains for the Trust in July amid a broader pickup in volatility. US equities posted strong gains to start the month as cooling economic data helped to fuel soft-landing expectations and rate cut bets. Though there was a large rotation out of tech mega-cap names and into value/cyclical/small-cap shares, the P&L gains realized in the first half of the month more than offset the rotation-driven losses. Foreign exchange trading generated additional profits with gains in Developed Market currencies dominating the sector. FX markets experienced some volatility-driving events during the month, and there were some notable divergences across countries. The Japanese yen strengthened sharply on back of a more hawkish approach from the Bank of Japan, carry trades were unwound, and commodity currencies were sold. While the choppiness in AUDUSD was a pain-point for the Trust the month prior, the Australian dollar trended lower in the second half of July, benefiting the Trust. Fixed income instruments provided further gains as easing cycles from some countries pushed yields lower. Canadian bonds rallied (yields fell) after the Bank of Canada cut rates for a second straight meeting, benefiting a long CGB position. A receiver Czech IRS position (desire lower yields) added to gains after a weaker-than-expected CPI print boosted the scope for further monetary easing. Long positioning in short-term European bonds benefited after the ECB held interest rates steady and signaled the September meeting will be “wide open.” In the credit indices, additional gains were experienced in short protection positions as credit spreads tightened over the month. Commodity holdings produced additional Trust profits during the month. The dominant gains were found in short grain positioning as ample crops from the US amid a lack of Chinese demand sent the agricultural complex lower. Long oil holdings led to some partially offsetting P&L losses as petroleum markets weakened on the back of the aforementioned weaker expectations of China’s commodity consumption.

The Trust produced a loss during August. Losses came from stock indices, commodities, and credit holdings. Fixed income markets provided partially offsetting gains while foreign exchange (FX) positions had minimal impact. Long positioning on global stock indexes generated Trust losses. Equity markets started the month severely under pressure after a more hawkish-than-expected Bank of Japan meeting. Japanese stocks saw their worst single day of losses since 1987 with the volatility bleeding into other risk assets. A dramatic miss from US employment figures further contributed to the downturn in sentiment as market appetite turned towards the need for drastic rate cuts from the Federal Reserve. Though equity markets experienced a significant bounce into month-end, losses realized in the first few days of August were unable to be fully recovered. Commodities also detracted from P&L in August. Energies generated the largest sub-sector losses during the month, led by long positioning across Brent and WTI crude oil, as prices fell alongside global equities at the start of the month. A long cocoa holding provided some partially offsetting gains as cocoa futures advanced on West African supply concerns. Fixed income instruments generated gains during the month. Global bonds rallied (yields fell) as most major central banks turned decisively more dovish. Long positioning in US 5Y and 10Y Treasuries led gains with the weaker US data triggering a reassessment of the Fed outlook. Canadian 10Y bonds advanced on the back of a mixed jobs report and softer inflation, to the benefit of long positioning. Short Japanese 10Y positioning delivered partially offsetting losses as Japanese bond prices followed peers higher despite the Bank of Japan bucking the broader easing trend. In the credit indices, mixed positioning and a choppy month of price action led to losses. FX trading had minimal impact on P&L with gains in Developed Market currencies offsetting the losses experienced in the Emerging Markets. While Trust positioning was mixed, the dominant theme was US dollar weakness with Fed Chair Powell saying “the time has come for policy to adjust” which led markets to price in a cut for September.

The Trust produced a gain in September. Profits during the month came from interest rate, foreign exchange (FX), stock index, and credit holdings. Commodities had a more muted impact on P&L. Fixed income instruments generated gains during the month. Global bond prices rallied (yields fell) as increasing bets the Fed would start its easing cycle with a 50bp cut became a reality. Long positioning in short-dated instruments profited as the jumbo-sized cut by the Fed was accentuated at the more interest-rate sensitive portion of the curve. Longs on Canadian 10yr bonds produced gains after the BOC shaved 25bps off their benchmark rate for the third consecutive month amid weakening inflation data. Receiver Sweden and Czech IRS positions (desire lower rates) also profited as their respective policy makers cut rates amid weaker growth and receding inflation. FX trading also had a positive impact on P&L with gains coming from long positions in both the Developed and Emerging Market currencies (versus short the USD). Softer US inflation and slower growth from the labor market was the catalyst for the weaker dollar and the expectations for the larger cut from the Federal Reserve. Other central banks around the world did not have as much of a dovish surprise as the Fed during the month, so US policy and the dollar were the biggest impetus for shifts in FX positioning. Long stock index positioning provided additional gains for the Trust in September. Most global stock indices rallied during the month after the jumbo 50bps Fed rate cut propelled stocks to new all-time highs. Continued AI optimism and more aggressive-than-expected Chinese stimulus further supported equities globally. In the credit indices, short protection positions benefited with the major credit spreads tightening on the month. Commodity holdings had minimal P&L impact on the month. The meat sub-sector was profitable for the Trust, led by a long live cattle position. Cattle futures rallied during the month amid an increase in beef demand expectations. Soft commodities provided additional gains for the Trust, while short grain complex positions generated some partially offsetting losses.

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

An analysis of the 6.33% gross trading gains/losses for the Trust for the nine months ended September 30, 2023 by sector is as follows:

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2024 and December 31, 2023 and the trading gains/losses by market category for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	September 30, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.25%	0.90%
Commodities	0.66%	0.00%
Foreign Exchange	0.79%	(1.56)%
Interest Rates	0.88%	2.74%
Equity Indices	1.48%	12.03%
Aggregate/Total	2.20%	14.11%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2024.

Of the 14.51% return for the nine months ended September 30, 2024 for Series A, approximately 14.11% was due to trading gains (before commissions), approximately 3.89% due to investment income and approximately (3.49)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 14.80% return for the nine months ended September 30, 2024 for Series B, approximately 14.11% was due to trading gains (before commissions) approximately 3.89% due to investment income and approximately (3.20)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 15.45% return for the nine months ended September 30, 2024 for Series D, approximately 14.11% was due to trading gains (before commissions) approximately 3.89% due to investment income and approximately (2.55)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 16.10% return for the nine months ended September 30, 2024 for Series W, approximately 14.11% was due to trading gains (before commissions) approximately 3.89% due to investment income and approximately (1.90)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2024 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document
3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated July 21, 2023 (4)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2024 and December 31, 2023, (ii) Statements of Financial Condition As of September 30, 2024 and December 31, 2023, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2024 and 2023, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2024 and 2023, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2024 and 2023, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.
(4)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2024 and December 31, 2023, (ii) Statements of Financial Condition As of September 30, 2024 and December 31, 2023, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2024 and 2023, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2024 and 2023, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2024 and 2023, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 13, 2024	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer