Form 10-K
period 2024-12-31
CAMPBELL FUND TRUST
filed 2025-03-21
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

The Registrant has no voting stock. As of February 28, 2025, there were 101,639.902 Series A Units, 8,440.720 Series B Units, 23,904.709 Series D Units and 11,312.455 Series W Units of Beneficial Interest issued and outstanding.

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

Campbell is pleased to announce that effective November 7, 2024, as part of the long-planned transition of majority ownership of Campbell & Company, LP, majority ownership transitioned from its founder, D. Keith Campbell to its senior executives and employees. Nothing will change in the day-to-day operation of the business. We believe this transaction will put the company in a position to continue its 52-year track record of providing lowly correlated risk-adjusted returns to our investors.

Pursuant to the terms of the Amended and Restated Declaration of Trust and Trust Agreement, the Registrant is scheduled to be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) the expiration of the Trust’s stated term on December 3l, 2025; (b) an election to terminate the Trust at any time by Unitholders owning more than 50% of the Units then outstanding; (c) the trading in commodity futures is terminated, suspended or for any reason becomes impossible or economically unfeasible in the sole judgment of the managing operator; or (d) the date upon which the Trust is dissolved by operation of law or judicial decree.  The managing operator of the Registrant plans to undertake the process of amending the Registrant’s Amended and Restated Declaration of Trust and Trust Agreement to extend the term in perpetuity, subject to the other events that would cause the Registrant’s term to end as set forth in sections (b), (c), or (d) above.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units.  Series B Units are only available for additional investment by existing holders of Series B Units.  Effective August 1, 2017, the Trust began offering Series D Units.

As of December 31, 2024, the aggregate capitalization of the Trust was $576,092,525 with Series A, Series B, Series D and Series W comprising $433,255,243, $41,199,604, $40,071,644 and $61,566,034, respectively, of the total.  The Net Asset Value per Unit was $4,385.15 for Series A, $4,872.95 for Series B, $1,790.74 for Series D and $5,559.08 for Series W.

Financial information about segments

The Trust’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Trust does not engage in the sale of goods or services.

The Chief Operating Officer of Campbell & Company acts as the Trust’s Chief Operating Decision Maker (CODM) and is responsible for assessing performance and allocating resources with respect to the Trust. The financial information provided to and reviewed by the CODM is presented herein and within the Trust’s accompanying financial statements.

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

The average sector allocation for each sector as of the previous six-month ends through December 31, 2024 is as follows: 15% to credit, 24% to interest rates, 21% to foreign exchange, 20% to commodities, and 20% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)	Interest Rate Swaps (2-Year)
Aluminum	3M Corra	CAC 40 Stock Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna	Canadian Dollar
Canola	3-Month SOFR	DAX Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar	Czech Koruna
China Iron Ore 62%	3MTH SONIA	DJ Euro Stoxx 50	British Pound (2)	CDX Investment Grade North American Index	Mexican Peso	Hong Kong Dollar
Cocoa	Australian 3-Year Bond	DJ Index	Canadian Dollar (2)	iTraxx Crossover Europe Index	New Zealand Dollar	Japanese Yen
Coffee	Australian 10-Year Bond	FTSE 100 Index	Chilean Peso (3)	iTraxx Investment Grade Europe Index	Norwegian Krone	Mexican Peso
Copper	Australian 90-Day Bill	FTSE China A50	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Polish Zloty	New Zealand Dollar
Corn	Canadian 10-Year Bond	FTSE JSE Top 40	Colombian Peso		Singapore Dollar	Norwegian Krone
Cotton	Canadian 90-Day Bill	FTSE MIB Index	Czech Koruna		South African Rand	Polish Zloty
Crude Oil	Euro-BOBL	FTSE Taiwan Index	Euro (2)		Swedish Krona	Singapore Dollar
ECX Emissions Allowance	Euro-BTP Italian Gov Bond	Hang Seng China Enterprises Index	Hungarian Forint		Swiss Franc	South African Rand
Feeder Cattle	Euribor	Hang Seng Index	Indian Rupee (3)			Swedish Krona
Gold	Eurodollar	IBEX35 Stock Index	Indonesian Rupiah			Swiss Franc
Heating Oil	Euro-Bono Spanish Gov. Bond	IFSC Nifty 50 Index	Japanese Yen (2)
High Grade Copper	Euro-BUND	Mini MSCI EAFE Index	Mexican Peso
KC Hard Red-Winter Wheat	Euro-Buxl 30-Year Bond	Mini MSCI Emerging Markets	New Zealand Dollar
Lead	Euro-OAT French 10-Year Bond	MSCI Singapore	Norwegian Krone
Lean Hogs	Euro-Schatz	NASDAQ 100 Index	Philippine Peso (3)
Live Cattle	Japanese 10-Year Bond	Nikkei	Polish Zloty
London Brent Crude	Long Gilt	OMX Stock Index	Singapore Dollar
London Gas Oil	Short Term Euro-BTP	Russell 2000 Index	South African Rand
Natural Gas	Treasury Notes/2-Year	S&P 400 Index	South Korean Won (3)
Natural Gas (Dutch)	Treasury Notes/5-Year	S&P 500 Index	Swedish Krona
Natural Gas (UK)	Treasury Notes/10-Year	S&P Canada 60 Index	Swiss Franc (2)
Nickel	Treasury Notes/30-Year	SGX Nifty 50 Index	Taiwan Dollar (3)
NY Gasoline RBOB	Treasury Ultra Long Bond	SPI 200 Index
Palladium		TOPIX
Phelix DE Base Month
Platinum
Robusta Coffee Future
Silver
Soybean Meal
Soybean Oil
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
The Trust pays the over-the-counter counterparty prime brokerage fees of approximately $4 per $1 million of over-the-counter contracts it facilitates on behalf of the Trust, plus any additional electronic trading platform fees. These prime brokerage and electronic trading platform fees will equal approximately 0.10% of the Trust’s average month-end net assets per year of each Series of Units. The Trust also incurs implicit costs included in the spread between the bid and ask prices of foreign exchange contracts purchased or sold by the Trust.

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

Futures, Forwards and Swaps Trading Involves Substantial Leverage

The low margin deposits normally required in futures, forwards and swaps contracts trading permit an extremely high degree of leverage; margin requirements for futures, forwards and swaps contracts trading being in some cases as little as 2% of the face value of the contracts traded. Accordingly, the Trust is able to hold positions with face values equal to several times its net assets; therefore, a relatively small price movement in a futures, forwards or swaps contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase, 10% of the price of the futures, forwards, or swaps contract is deposited as margin, a 10% decrease in the price of the futures, forwards or swaps contract would, if the contract were then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. The Trust’s ratio of margin to equity is typically 15% to 40%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

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

The Trust is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Trust to Lose All of Its Assets

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Trust trades in futures, forward, swaps and other derivatives and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Trust, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Trust at the same time, and if the Trust’s trading advisor was unable to offset futures interest positions of the Trust, the Trust could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company attempts to minimize potential market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%; however, these precautions may not be effective in limiting the risk of loss.

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

The CFTC also now requires certain derivative transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. Many CFTC-regulated derivatives trades are now subject to these rules, and it is expected that additional types of derivatives transactions will be subject to clearing mandates in the future. The SEC may impose similar requirements on certain security-based derivatives in the future, though it is not yet clear when parallel SEC requirements may go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Trust decides to execute derivatives transactions through such exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Trust would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

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

The Trust may affect transactions in “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to the same level of credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Trust to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Trust to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Trust has concentrated its transactions with a single or small group of counterparties. The Trust is not restricted from dealing with any particular counterparty or in the size of the exposure which the Trust may provide to a given counterparty. The inability to make complete and “foolproof” evaluations of the financial capabilities of the Trust’s counterparties and the absence of a regulated market to facilitate settlement increases the risk to the Trust.

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

Cybersecurity Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cybersecurity failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company’s ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cybersecurity plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Risk Management and Strategy

We rely on technology to conduct our business operations and engage with our clients, business partners and employees. The technology that we, our clients, business partners and employees rely upon becomes more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct.

Risks from cybersecurity threats include potential interference with critical computer network systems, third party hosted services, communication systems, hardware and software, critical data, including confidential information that is proprietary, strategic, and competitive in nature, as well as any personally identifiable information relating to Campbell’s clients and employees. For additional information about these risks, see “Item 1A.  Risk Factors.”

At this time, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition, but we cannot provide assurance that such risks or future material incidents will not materially affect us in the future. For more information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors.

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

The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The concept manages risk with diverse defensive strategies, so that if one layer of defense fails, another layer of defense will attempt to compensate. Our ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls.

We periodically engage third-party cybersecurity experts to provide independent assessments of our cybersecurity readiness and control effectiveness. Our goal in collaborating with external cybersecurity firms is to gain insights and knowledge into emerging threats and vulnerabilities, industry trends and best practices to inform our risk remediation efforts.

We also perform a risk assessment of new third-parties, inclusive of new third-party contracts, which provides an additional layer of oversight in identifying material risks associated with the use of particular external service providers.

Governance

Our Information Security Committee (“ISC”), with assistance from internal and external resources, is responsible for implementing and providing oversight of our ISP. Our ISC includes our Chief Compliance Officer (“CCO”), Chief Technology Officer (“CTO”), Director, Technology & Information Security (“DTIS”) Principal IT Security Analyst, (“PITSA”) and Principal Legal & Compliance Analyst. Our ISC members have expertise in information technology and information security. Our CTO has over 20 years’ experience in information technology. Our DTIS has 4 years’ experience in information security.  Our PITSA has over 20 years’ experience in information technology, with 12 years in an official security capacity.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2024, there were 2,180 Unitholders and 98,800.557 Units of Beneficial Interest outstanding in Series A, 99 Unitholders and 8,454.757 Units of Beneficial Interest outstanding in Series B, 322 Unitholders and 22,377.137 Units of Beneficial Interest outstanding in Series D, and 449 Unitholders and 11,074.860 Units of Beneficial Interest outstanding in Series W of the Registrant.

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

As of December 31, 2024, the aggregate capitalization of the Trust was $576,092,525 with Series A, Series B, Series D and Series W comprising $433,255,243, $41,199,604, $40,071,644 and $61,566,034, respectively, of the total.  The Net Asset Value per Unit was $4,385.15 for Series A, $4,872.95 for Series B, $1,790.74 for Series D and $5,559.08 for Series W.

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

Results of Operations

The returns for the years ended December 31, 2024, 2023 and 2022 for Series A were 16.85%, (4.95)% and 36.01%,  Series B were 17.22%, (4.62)% and 35.82%, Series D were 18.10%, (3.90)% and 31.93% and Series W were 18.99%,  (3.17)% and 35.05% respectively.

During the years ended December 31, 2024, 2023 and 2022, the Trust accrued management fees in the amounts of $10,625,991, $10,061,215, and $8,539,297, respectively, and paid management fees in the amounts of $10,471,652, $10,057,263, and $8,243,954, respectively. During the years ended December 31, 2024, 2023 and 2022, the Trust accrued sales commissions in the amounts of $9,066,311, $8,567,703, and $7,327,108, respectively, and paid sales commissions in the amounts of $8,956,073, $8,548,679, and $7,108,300, respectively. During the years ended December 31, 2024, 2023 and 2022, the Trust accrued performance fees in the amounts of $0, $122, and $20,446,581, respectively, and paid performance fees in the amounts of $0, $122, and $20,446,581, respectively.

2024 (For the Year Ended December 31)

Of the 16.85% return for the year ended December 31, 2024 for Series A, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (4.69)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 17.22% return for year ended December 31, 2024 for Series B, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (4.32)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the 18.10% return for the year ended December 31, 2024 for Series D, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (3.44)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 18.99% return for the year ended December 31, 2024 for Series W, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (2.55)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the 16.58% gross trading gains for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Credit	0.24%
Commodities	0.25
Foreign Exchange	1.87
Interest Rates	4.73
Equity Indices	9.49
16.58%

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

The Trust realized a loss in October. Losses came from commodity, stock, foreign exchange (FX), and interest rate holdings. Credit had a muted impact on Trust performance. Commodity markets detracted from P&L in October. Energies had the largest sub-sector impact, as short holdings across most oil contracts were unable to recover from early to mid-month losses as the complex rallied amid the flare-up in Israel-Iran tensions. Soft commodities incurred additional losses, led by long coffee and cocoa positions. Global stock indexes were also a negative contributor to the Trust. Long holdings in Europe and the APAC regions produced the bulk of the monthly losses amid a variety of market dynamics. Throughout the month, investors weighed the soft-/no-landing narrative, lowered Fed rate cut expectations, mixed Q3 earnings, heightened tensions in the Middle East, and skepticism over the scale and impact of Chinese stimulus. Further, the upcoming US election was an overhang on risk sentiment. FX trading added to Trust losses this month as the US dollar rallied across our universe of tradable currencies. Gains in short developed market currencies (versus long the USD) were overshadowed by losses experienced in long positioning in emerging markets (versus short the USD). The dollar appreciated on back of October’s run of strong US economic data releases and was further supported by the broader bid for safe-haven assets ahead of November’s US election. Fixed income instruments generated losses in October as global bond prices fell (yields rose). Long positioning in US 2-year and SOFR suffered after strong US economic data, higher-than-expected inflation, and a shift in Fed rate cut probabilities away from 50bps to 25bps at the November meeting. Despite a BOC 50bp cut, Canadian 10-year bonds also slid to the detriment of long positioning. Partially offsetting gains were found in short UK and US 10-year positions. UK 10-year bond prices fell in the month-long lead up to the Labour party’s budget, then gained more downside momentum when it became reality at month-end. Credit trading had little impact on the Trust during October.

The Trust showed a gain in November.  Profits came from commodity, foreign exchange (FX), credit, and fixed income positions, while stock index holdings produced some partially offsetting losses. The commodity sector was additive for the Trust during the month. A long cocoa holding provided the best gains as prices rallied in response to reduced production forecasts from West Africa. A long coffee position also generated gains as prices surged on supply concerns from top growers. Energy holdings generated partially offsetting losses amid choppy trading as the market reacted to various geopolitical developments in the Middle East. Foreign exchange trading contributed additional gains during the month. Short positions in the Developed Market currencies (versus long the USD) benefited as the US dollar strengthened on back of Trump’s presidential victory. Specifically, a short position on EURUSD was profitable as the potential for US tariffs and French budget concerns drove strength in the dollar relative to a weaker euro. Fixed income instruments generated moderate gains as the complex ultimately moved higher (yields fell) after a whippy month of trading. Receiver positions (desire yields lower) in Czech and Mexico 5-year IRS benefited, with Mexico’s move lower in yields accelerated by tariff threats which would create headwinds for growth. Weak economic data out of Germany pushed German 2-year bonds higher, helping long positioning. Partially offsetting losses came from short UK Gilt positioning, where softer economic data amplified the bond rally. In the credit indices, short protection positions benefited with US credit spreads tightening on the month. Stock index positioning generated partially offsetting losses. Long positioning in European indexes were the most impactful, underperforming on back of concerns that future trade policies could negatively affect the already-muted European economies. Heightened geopolitical tensions, weak flash PMI readings, and the aforementioned French budget concerns added to the negative sentiment. A long holding in the Nasdaq also suffered as the index saw heavy mid-month selling in response to fading post-US election optimism and the paring back of bets on FOMC rate cuts. Effective November 7, 2024, as part of the long-planned transition of majority ownership of Campbell & Company, LP, majority ownership transitioned from its founder, D. Keith Campbell to its senior executives and employees. Nothing will change in the day-to-day operation of the business. We believe this transaction will put the company in a position to continue its 52-year track record of providing lowly correlated risk-adjusted returns to our investors.

The Trust realized a gain in December. Profits came from foreign exchange (FX), interest rate, and commodity holdings, while stock index and credit positions produced some partially offsetting losses. Foreign exchange trading led Trust gains during the month. The primary theme in FX to close out the year was US dollar strength and short positions in the Developed Market currencies (versus long the USD) benefited. In addition to the Trump tariff story that has dominated since the election results, the US dollar experienced additional strength after the hawkish December FOMC meeting. A short position in the Kiwi dollar was among the most profitable FX positions on the month following a weaker-than-expected GDP result out of New Zealand. Fixed income instruments generated additional gains in December as bond prices fell (yields rose). Short UK 10-year positioning was the biggest contributor with gilt prices tumbling in reaction to UK inflation hitting an 8-month high, adding to fears the economy will enter 2025 burdened by stagflation. Despite the Fed cutting interest rates for a third consecutive time, US Treasuries slid as Fed officials signaled a slower pace of easing than their previous quarterly projections implied, benefiting short positioning in long-dated tenors. Commodity trading was also additive for the Trust. Soft commodities generated the largest sub-sector returns by way of a long cocoa holding, which benefitted as prices surged on West African supply concerns. Industrial metal positions produced additional gains for the Trust as the complex weakened amid the robust USD, expectations the Fed will cut less-than-expected, and disappointment over Chinese stimulus. Largely long positioning in global equities resulted in partially offsetting losses as stock indices were pressured lowered following the hawkish takeaways from the FOMC meeting and the reduction of cuts in the Fed’s 2025 dot plot. Despite the December weakness, stock had a very strong year with the S&P logging its second-straight 20%+ annual gain since 1998. In the credit indices, short protection positions incurred additional losses with the major credit spreads widening on back of the move lower in risk assets.

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
(4.91)%

The Trust showed a profit in January. Gains came from stock index, commodity, foreign exchange (FX), and credit positions, while interest rate holdings produced some partially offsetting losses. Global stock indexes generated the largest gains for the Trust in January. Net long positioning on a variety of equity holdings gained as most major global stock indexes finished the month in the green. The general risk-on sentiment was fueled by China reopening optimism and the hopes that the world’s Central Banks ease off their aggressive rate-hike cycle. A slew of mixed Q4 earnings reports and continued layoff announcements were largely ignored as money flowed into riskier assets. Commodity trading also provided gains for the Trust to start the year. Long coffee and sugar holdings generated the biggest wins within the softs sub-sector as those prices rallied on supply concerns. Industrial metals generated additional gains for the Trust spearheaded by a long LME copper position. The base metals complex experienced a significant monthly rally on back of the weak US dollar, ongoing China reopening optimism, and increasing concern over dwindling stockpiles. Foreign exchange trading produced additional Trust profits. The US dollar experienced a sell-off in January and the gains on long Emerging Market (EM) positions, versus short the USD, more than offset the losses incurred in the short Developed Market (DM) currencies. Longs in Latin American currencies were the main EM gainers as risky assets and carry trades were bought in the risk-on environment. Interest rate positions generated partially offsetting losses on the month. US Treasuries advanced (yields fell) after easing US inflation data strengthened the case for the Fed to turn less aggressive, hurting short positioning along the curve. In Europe, short positioning on German bonds added to Trust losses as prices followed Treasuries higher despite hawkish rhetoric from Lagarde and other European Central Bankers. Long positioning on UK gilts and the Aussie 10-year bond generated partially offsetting gains. Short protection positions in the credit indices which narrowed sharply alongside the broader rally in risk assets generated gains for the Trust.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2024, 2023 and 2022 and the trading gains/losses by market category for the years then ended.

	December 31, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.22%	0.24%
Commodities	0.73%	0.25%
Foreign Exchange	0.70%	1.87%
Interest Rates	0.55%	4.73%
Stock Indices	0.80%	9.49%
Aggregate/Total	1.71%	16.58%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2024.

Of the 16.85% return for the year ended December 31, 2024 for Series A, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (4.69)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the 17.22% return for year ended December 31, 2024 for Series B, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (4.32)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the 18.10% return for the year ended December 31, 2024 for Series D, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (3.44)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the 18.99% return for the year ended December 31, 2024 for Series W, approximately 16.58% was due to trading gains (before commissions) and approximately 4.96% due to investment income, offset by approximately (2.55)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2024 by market sector.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2024, the Trust’s internal control over financial reporting was effective.

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

D. Keith Campbell served as Chairman of the Board of Campbell & Company, LLC, the general partner of Campbell & Company LP,  from the firm’s inception through November 11, 2024.  Effective November 11, 2024, pursuant to the long-planned transition of majority ownership of Campbell & Company, LP to its senior executives, Mr. Campbell retired as Chairman.  Effective November 11, 2024, Dr. Kevin D. Cole was appointed Chairman.  Dr. Cole continues to serve as the CEO/CIO of Campbell & Company, LP.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2024, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2024, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2024 and 2023 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2024 and 2023 were $270,000 and $300,000, respectively.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:

(1)	See Financial Statements beginning on page 58 thereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document

3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated July 21, 2023 (2)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (3)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (4)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2024 and 2023, (ii) Statements of Financial Condition as of December 31, 2024 and 2023, (iii) Statements of Operations For the Years Ended December 31, 2024, 2023 and 2022, (iv) Statements of Cash Flows For the Years Ended December 31, 2024, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2024, 2023 and 2022, (vi) Financial Highlights For the Years Ended December 31, 2024, 2023 and 2022, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2024 and 2023, (ii) Statements of Financial Condition as of December 31, 2024 and 2023, (iii) Statements of Operations For the Years Ended December 31, 2024, 2023 and 2022, (iv) Statements of Cash Flows For the Years Ended December 31, 2024, 2023 and 2022, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2024, 2023 and 2022, (vi) Financial Highlights For the Years Ended December 31, 2024, 2023 and 2022, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2025.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 21, 2025.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer
Kevin D. Cole

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ John R Radle	Chief Operating Officer
John R. Radle

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2024

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the "Trust"), including the condensed schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, cash flows, changes in unitholders' capital (net asset value), and financial highlights, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, its cash flows, changes in its unitholders' capital (net asset value), and the financial highlights for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 21, 2025

We have served as the Trust's auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$24,059,963	4.18%
	Equipment Loans	3,988,510	0.69%
	Total Asset Backed Securities (cost $27,975,588)	28,048,473	4.87%

	Bank Deposits
	France
	Financials (cost $1,496,793)	1,497,706	0.26%
	United States
	Financials (cost $8,661,118)	8,662,613	1.50%
	Total Bank Deposits (cost $10,157,911)	10,160,319	1.76%

	Commercial Paper
	Canada
	Financials (cost $5,724,329)	5,723,209	0.99%
	United Kingdom
	Financials (cost $2,874,590)	2,874,330	0.50%
	United States
	Consumer Discretionary	22,160,991	3.85%
	Consumer Staples	4,001,045	0.69%
	Financials	71,138,617	12.35%
	Industrials	12,717,617	2.21%
	Materials	4,732,254	0.82%
	Real Estate	12,082,957	2.10%
	Utilities	46,662,621	8.10%
	Total United States (cost $173,532,427)	173,496,102	30.12%
	Total Commercial Paper (cost $182,131,346)	182,093,641	31.61%

	Corporate Bonds
	Australia
	Financials (cost $8,924,895)	8,963,342	1.56%
	Canada
	Energy	2,135,791	0.37%
	Financials	10,079,455	1.75%
	Total Canada (cost $12,179,980)	12,215,246	2.12%
	Germany
	Consumer Discretionary (cost $1,175,088)	1,176,636	0.20%
	Japan
	Financials (cost $3,439,986)	3,471,380	0.60%
	Netherlands
	Financials (cost $3,549,671)	3,554,031	0.62%
	Switzerland
	Financials (cost $2,129,941)	2,133,324	0.37%
	United Kingdom
	Financials (cost $5,553,993)	$5,589,535	0.97%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,145,529	0.37%
	Consumer Discretionary	7,424,167	1.29%
	Consumer Staples	1,530,959	0.27%
	Energy	663,603	0.12%
	Financials	16,980,028	2.95%
	Health Care	3,538,911	0.61%
	Industrials	4,759,066	0.83%
	Real Estate	6,162,102	1.07%
	Technology	3,106,232	0.54%
	Utilities	1,953,743	0.34%
	Total United States (cost $48,048,651)	48,264,340	8.39%
	Total Corporate Bonds (cost $85,002,205)	85,367,834	14.83%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$38,750,000	U.S. Treasury Bills Due 01/09/2025(1)	38,718,305	6.72%
$7,700,000	U.S. Treasury Bills Due 02/06/2025(1)	7,668,394	1.33%
$40,200,000	U.S. Treasury Bills Due 03/06/2025(1)	39,905,585	6.93%
	Total Government And Agency Obligations (cost $86,267,266)	86,292,284	14.98%
	Total Fixed Income Securities (cost $391,534,316)(2)	$391,962,551	68.05%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $86,292,284 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

SHORT TERM INVESTMENTS

	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $7,171,167)	$7,171,167	1.24%
Total Short Term Investments (cost $7,171,167)	$7,171,167	1.24%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$3,741,428	0.65%
Energy	3,656,694	0.63%
Metals	(5,731,070)	(0.99)%
Stock indices	(2,432,554)	(0.42)%
Short-term interest rates	(1,778,469)	(0.31)%
Long-term interest rates	(776,453)	(0.13)%
Net unrealized gain (loss) on long futures contracts	(3,320,424)	(0.57)%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(113,626)	(0.02)%
Energy	(2,356,432)	(0.41)%
Metals	4,961,562	0.86%
Stock indices	63,345	0.01%
Short-term interest rates	(338,179)	(0.06)%
Long-term interest rates	5,665,713	0.98%
Net unrealized gain (loss) on short futures contracts	7,882,383	1.36%
Net unrealized gain (loss) on open futures contracts	$4,561,959	0.79%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(22,424,781)	(3.89)%
Various short forward currency contracts	35,689,274	6.20%
Net unrealized gain (loss) on open forward currency contracts	$13,264,493	2.31%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - sell protection (net cost $19,543,298)(3)	$18,218,751	3.16%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net cost $2,772,914)(4)	$4,612,454	0.80%

(3)
Includes $18,063,715 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

(4)
Includes $(1,808,497) of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable. Variation margin amount is included within cash at swaps broker in the statement of financial condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS
Equity in futures brokers trading accounts
Cash	$43,175,820	$37,203,513
Restricted cash	3,149,899	9,425,127
Fixed income securities (cost $86,267,266 and $55,079,114, respectively)	86,292,284	55,103,441
Net unrealized gain (loss) on open futures contracts	4,561,959	(10,071,795)
Total equity in futures brokers trading accounts	137,179,962	91,660,286

Cash and cash equivalents	10,548,219	7,188,062
Cash at interbank market maker	9,917,220	12,255,988
Restricted cash at interbank market maker	51,813,175	60,037,949
Short term investments (cost $7,171,167 and $514,524, respectively)	7,171,167	514,524
Cash at swaps broker	31,154,093	14,486,553
Restricted cash at swaps broker	11,729,739	22,814,498
Fixed income securities (cost $305,267,050 and $275,412,973, respectively)	305,670,267	275,655,366
Credit default index swaps	155,036	0
Interest rate swaps	6,420,951	0
Due from swaps broker	368,950	328,072
Net unrealized gain on open forward currency contracts	13,264,493	0
Interest receivable	1,902,177	1,839,449
Subscriptions receivable	0	17,426,044
Total assets	$587,295,449	$504,206,791

LIABILITIES
Redemptions payable	$1,830,213	$3,055,460
Management fee payable	949,376	795,037
Payable to custodian	7,165,000	0
Sales commission payable	768,757	658,519
Accounts payable	254,434	257,168
Net unrealized loss on open forward currency contracts	0	2,485,131
Credit default index swaps	0	29,070
Offering costs payable	141,857	124,259
Interest rate swaps	0	137,658
Accrued commissions and other trading fees on open contracts	93,287	84,107
Total liabilities	11,202,924	7,626,409

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 98,800.557 and 100,750.468 units outstanding at December 31, 2024 and December 31, 2023	433,255,243	378,102,257
Series B Units – Redeemable
Other Unitholders - 8,454.757 and 9,165.999 units outstanding at December 31, 2024 and December 31, 2023	41,199,604	38,104,608
Series D Units – Redeemable
Other Unitholders - 22,377.137 and 18,665.278 units outstanding at December 31, 2024 and December 31, 2023	40,071,644	28,301,256
Series W Units – Redeemable
Other Unitholders - 11,074.860 and 11,146.280 units outstanding at December 31, 2024 and December 31, 2023	61,566,034	52,072,261
Total unitholders’ capital (Net Asset Value)	576,092,525	496,580,382
Total liabilities and unitholders’ capital (Net Asset Value)	$587,295,449	$504,206,791

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$48,688,641	$(3,930,348)	$80,846,427
Change in unrealized	14,633,754	(12,698,199)	2,033,251
Brokerage commissions	(3,308,669)	(2,795,163)	(1,549,935)
Net gain (loss) from futures trading	60,013,726	(19,423,710)	81,329,743

Forward currency trading gains (losses)
Realized	(6,683,204)	(8,451,027)	50,568,689
Change in unrealized	15,749,624	(4,452,881)	3,745,725
Brokerage commissions	(561,016)	(615,190)	(256,842)
Net gain (loss) from forward currency trading	8,505,404	(13,519,098)	54,057,572

Swap trading gains (losses)
Realized	15,946,541	3,260,123	3,353,466
Change in unrealized	(4,278,625)	1,251,244	3,508,197
Net gain (loss) from swap trading	11,667,916	4,511,367	6,861,663
Total net trading gain (loss)	80,187,046	(28,431,441)	142,248,978

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	25,748,577	27,829,618	7,847,369
Realized gain (loss) on fixed income securities	191,194	(3,873,686)	166,467
Change in unrealized gain (loss) on fixed income securities	161,515	1,976,077	(1,630,672)
Total investment income (loss)	26,101,286	25,932,009	6,383,164

Expenses
Management fee	10,625,991	10,061,215	8,539,297
Performance fee	0	122	20,446,581
Operating expenses	1,221,196	1,231,941	1,085,815
Sales commission	9,066,311	8,567,703	7,327,108
Total expenses	20,913,498	19,860,981	37,398,801
Net investment income (loss)	5,187,788	6,071,028	(31,015,637)
NET INCOME (LOSS)	$85,374,834	$(22,360,413)	$111,233,341

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the year)
Series A	$648.48	$(195.60)	$1,009.40
Series B	$717.18	$(181.02)	$1,161.51
Series D	$283.72	$(71.40)	$309.20
Series W	$921.29	$(118.17)	$1,206.03

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$632.29	$(195.58)	$1,045.49
Series B	$715.78	$(201.37)	$1,149.42
Series D	$274.49	$(61.53)	$381.90
Series W	$887.36	$(153.12)	$1,252.16

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	97,490.264	92,399.769	82,435.378
Series B	8,779.786	9,641.435	10,171.332
Series D	20,007.796	16,437.216	10,923.930
Series W	11,050.402	11,575.880	10,639.401

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
Cash flows from (for) operating activities
Net income (loss)	$85,374,834	$(22,360,413)	$111,233,341
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(26,266,268)	13,923,759	(7,656,501)
(Increase) decrease in interest receivable	(62,728)	(848,921)	(830,187)
(Increase) decrease in due from swaps broker	(40,878)	(264,549)	(2,665)
Increase (decrease) in payable to custodian	7,165,000	0	0
Increase (decrease) in accounts payable and accrued expenses	271,023	32,320	643,192
Net purchases from swaps broker	(11,021,339)	4,455,303	490,496
Purchases of investments	(4,513,581,114)	(4,199,045,559)	(4,284,857,908)
Sales/maturities of investments	4,445,882,241	4,226,873,057	4,140,556,893
Net cash from (for) operating activities	(12,279,229)	22,764,997	(40,423,339)

Cash flows from (for) financing activities
Addition of units	68,338,751	62,831,953	94,990,932
Redemption of units	(56,289,990)	(37,793,864)	(21,425,959)
Offering costs paid	(1,693,057)	(1,783,236)	(1,850,483)
Net cash from (for) financing activities	10,355,704	23,254,853	71,714,490

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,923,525)	46,019,850	31,291,151

Cash, cash equivalents and restricted cash at beginning of year	163,411,690	117,391,840	86,100,689
Cash, cash equivalents and restricted cash at end of year	$161,488,165	$163,411,690	$117,391,840

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2024	2023	2022
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$43,175,820	$37,203,513	$33,417,908
Restricted cash	3,149,899	9,425,127	5,709,117
Cash and cash equivalents	10,548,219	7,188,062	8,763,179
Cash at interbank market maker	9,917,220	12,255,988	4,445,935
Restricted cash at interbank market maker	51,813,175	60,037,949	50,629,684
Cash at swaps broker	31,154,093	14,486,553	6,713,855
Restricted cash at swaps broker	11,729,739	22,814,498	7,712,162
Total cash, cash equivalents and restricted cash at end of year	$161,488,165	$163,411,690	$117,391,840

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2021	76,728.203	$222,737,822	10,247.759	$32,886,235
Net income (loss)		83,210,093		11,814,072
Additions	17,858.332	68,778,647	26.194	109,791
Redemptions	(5,331.998)	(20,725,582)	(271.146)	(1,212,485)
Offering costs		(1,584,920)		0
Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613

Net income (loss)		(18,073,654)		(1,745,271)
Additions	16,393.145	64,768,866	26.974	120,638
Redemptions	(4,897.214)	(19,704,638)	(863.782)	(3,868,372)
Offering costs		(1,304,377)		0
Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608

Net income (loss)		63,220,897		6,296,675
Additions	8,665.216	35,792,076	37.785	173,224
Redemptions	(10,615.127)	(42,602,024)	(749.027)	(3,374,903)
Offering costs		(1,257,963)		0
Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604

Net Asset Value per Other Unitholders’ Unit - Series A
December 31, 2024	December 31, 2023	December 31, 2022
$4,385.15	$3,752.86	$3,948.44

Net Asset Value per Other Unitholders’ Unit - Series B
December 31, 2024	December 31, 2023	December 31, 2022
$4,872.95	$4,157.17	$4,358.54

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2021	6,875.564	$8,222,341	9,386.736	$33,535,821	$297,382,219
Net income (loss)		3,377,705		12,831,471	111,233,341
Additions	8,208.648	12,290,482	3,106.436	14,153,445	95,332,365
Redemptions	(116.879)	(190,000)	(795.425)	(3,831,291)	(25,959,358)
Offering costs		(85,331)		(249,715)	(1,919,966)
Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601

Net income (loss)		(1,173,559)		(1,367,929)	(22,360,413)
Additions	5,087.861	8,277,492	1,343.746	6,749,568	79,916,564
Redemptions	(1,389.916)	(2,284,033)	(1,895.213)	(9,459,382)	(35,316,425)
Offering costs		(133,841)		(289,727)	(1,727,945)
Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382

Net income (loss)		5,676,593		10,180,669	85,374,834
Additions	5,781.617	9,740,574	1,019.167	5,206,833	50,912,707
Redemptions	(2,069.758)	(3,479,388)	(1,090.587)	(5,608,428)	(55,064,743)
Offering costs		(167,391)		(285,301)	(1,710,655)
Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525

Net Asset Value per Other Unitholders’ Unit - Series D
December 31, 2024	December 31, 2023	December 31, 2022
$1,790.74	$1,516.25	$1,577.78

Net Asset Value per Other Unitholders’ Unit - Series W
December 31, 2024	December 31, 2023	December 31, 2022
$5,559.08	$4,671.72	$4,824.84

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series A
	2024	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$3,752.86	$3,948.44	$2,902.95

Income (loss) from operations:
Total net trading gains (losses) (1)	617.09	(218.46)	1,337.41
Net investment income (loss) (1)	28.10	37.00	(272.69)
Total net income (loss) from operations	645.19	(181.46)	1,064.72
Offering costs (1)	(12.90)	(14.12)	(19.23)
Net asset value per unit at end of year	$4,385.15	$3,752.86	$3,948.44
Total Return	16.85%	(4.95)%	36.01%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.27%	4.26%	4.35%
Performance fee	0.00%	0.00%	4.42%
Total expenses	4.27%	4.26%	8.77%
Net investment income (loss) (2)	0.69%	0.91%	(2.82)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series B
	2024	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$4,157.17	$4,358.54	$3,209.12

Income (loss) from operations:
Total net trading gains (losses) (1)	684.44	(241.27)	1,480.41
Net investment income (loss) (1)	31.34	39.90	(330.99)
Total net income (loss) from operations	715.78	(201.37)	1,149.42
Net asset value per unit at end of year	$4,872.95	$4,157.17	$4,358.54
Total Return	17.22%	(4.62)%	35.82%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.29%	4.28%	4.39%
Performance fee	0.00%	0.00%	5.15%
Total expenses	4.29%	4.28%	9.54%
Net investment income (loss) (2)	0.70%	0.90%	(2.93)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series D
	2024	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,516.25	$1,577.78	$1,195.88

Income (loss) from operations:
Total net trading gains (losses) (1)	250.74	(89.12)	521.06
Net investment income (loss) (1)	32.12	35.73	(131.35)
Total net income (loss) from operations	282.86	(53.39)	389.71
Offering costs (1)	(8.37)	(8.14)	(7.81)
Net asset value per unit at end of year	$1,790.74	$1,516.25	$1,577.78
Total Return	18.10%	(3.90)%	31.93%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.99%	2.98%	3.01%
Performance fee	0.00%	0.00%	7.14%
Total expenses	2.99%	2.98%	10.15%
Net investment income (loss) (2)	1.92%	2.19%	(1.28)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2024, 2023 and 2022. This information has been derived from information presented in the financial statements.

	Series W
	2024	2023	2022
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$4,671.72	$4,824.84	$3,572.68

Income (loss) from operations:
Total net trading gains (losses) (1)	774.67	(273.25)	1,626.63
Net investment income (loss) (1)	138.51	145.16	(351.00)
Total net income (loss) from operations	913.18	(128.09)	1,275.63
Offering costs (1)	(25.82)	(25.03)	(23.47)
Net asset value per unit at end of year	$5,559.08	$4,671.72	$4,824.84
Total Return	18.99%	(3.17)%	35.05%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.25%	2.26%	2.30%
Performance fee	0.00%	0.00%	6.88%
Total expenses	2.25%	2.26%	9.18%
Net investment income (loss) (2)	2.71%	2.92%	(0.76)%

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
DECEMBER 31, 2024

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
DECEMBER 31, 2024
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2024 and December 31, 2023 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

	Fair Value at December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,171,167	$0	$0	$7,171,167
Fixed income securities	0	391,962,551	0	391,962,551

Other Financial Instruments
Exchange-traded futures contracts	4,561,959	0	0	4,561,959
Forward currency contracts	0	13,264,493	0	13,264,493
Credit default index swap contracts	0	18,218,751	0	18,218,751
Interest rate swap contracts	0	4,612,454	0	4,612,454
Total	$11,733,126	$428,058,249	$0	$439,791,375

	Fair Value at December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$514,524	$0	$0	$514,524
Fixed income securities	0	330,758,807	0	330,758,807

Other Financial Instruments
Exchange-traded futures contracts	(10,071,795)	0	0	(10,071,795)
Forward currency contracts	0	(2,485,131)	0	(2,485,131)
Credit default index swap contracts	0	11,078,458	0	11,078,458
Interest rate swap contracts	0	(12,982)	0	(12,982)
Total	$(9,557,271)	$339,339,152	$0	$329,781,881

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2021 through 2024 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2024 and December 31, 2023, the amount of unreimbursed offering costs incurred by Campbell & Company is $99,820 and $91,015 for Series A units, $218,854 and $128,000 for Series D units and $285,236 and $199,065 for Series W units, respectively.

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

J. Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The ASU applies to all public entities that are required to report segment information in accordance with Accounting Standards Codification Topic 280 (ASC 280). ASU 2023-07 improves reportable segment disclosure requirements, primarily through the enhanced disclosures about significant segment expenses.  An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expense, has operating results that are regularly reviewed by the chief operating decision maker, and for which discrete financial information is available.  Management has evaluated the ASU and adopted it as of December 31, 2024, with no material impact on the Trust’s financial statements and did not affect the Trust’s financial position or results of operations.

K.  Segment Reporting

The Chief Operating Officer of Campbell & Company acts as the Trust’s Chief Operating Decision Maker (CODM) and is responsible for assessing performance and allocating resources with respect to the Trust.  Management has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its Offering Memorandum, against which the CODM assesses performance.  As the Trust’s operations comprise a single operating segment, the financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
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
DECEMBER 31, 2024
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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2024. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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
DECEMBER 31, 2024
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month- end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2024 and 2023, Campbell & Company received redemption fees of $5,410 and $0, respectively.

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at December 31, 2024 and December 31, 2023. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At December 31, 2024 and December 31, 2023, the carrying value of such credit derivative contracts purchased was $18,218,751 and $11,078,458, respectively.

	December 31, 2024	December 31, 2023
	Maturity Date:	Maturity Date:
Credit Default Index Swaps	December 2029	December 2028
Investment grade	$481,459,595	$468,234,947
Non-investment grade	151,495,514	183,131,945
Total	$632,955,109	$651,366,892

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
DECEMBER 31, 2024
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

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2024 and December 31, 2023 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2024 Fair Value	Liability Derivatives at December 31, 2024 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$8,190,511	$(4,562,709)	$3,627,802
Energy Contracts	Net unrealized gain (loss) on open futures contracts	3,658,019	(2,357,757)	1,300,262
Metal Contracts	Net unrealized gain (loss) on open futures contracts	5,704,711	(6,474,219)	(769,508)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,679,068	(4,048,277)	(2,369,209)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	612,042	(2,728,690)	(2,116,648)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	6,447,824	(1,558,564)	4,889,260
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	37,015,094	(23,750,601)	13,264,493
Credit Default Index Swap Contracts**	Credit default index swaps	19,498,289	(1,279,538)	18,218,751
Interest Rate Swap Contracts**	Interest rate swaps	10,236,261	(5,623,807)	4,612,454
Totals		$93,041,819	$(52,384,162)	$40,657,657

*	Derivatives not designated as hedging instruments under ASC 815.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2024, 2023 and 2022 are as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2024	Trading Gains (Losses) for the Year Ended December 31, 2023	Trading Gains (Losses) for the Year Ended December 31, 2022
Agriculture Contracts	$28,171,014	$253,436	$3,256,094
Energy Contracts	(27,643,581)	5,297,617	11,981,812
Metal Contracts	1,150,279	(5,364,577)	5,747,066
Stock Indices Contracts	39,589,590	3,877,206	4,512,070
Short-Term Interest Rate Contracts	784,281	(3,905,407)	20,066,141
Long-Term Interest Rate Contracts	21,270,812	(16,786,822)	37,316,495
Forward Currency Contracts	9,066,420	(12,903,908)	54,314,414
Credit default index swap contracts	6,592,011	11,336,500	(2,673,590)
Interest rate swap contracts	5,075,905	(6,825,132)	9,535,253
Total	$84,056,731	$(25,021,087)	$144,055,755

Line Item in the Statements of Operations	Trading Gains (Losses) for the Year Ended December 31, 2024	Trading Gains (Losses) for the Year Ended December 31, 2023	Trading Gains (Losses) for the Year Ended December 31, 2022
Futures trading gains (losses):
Realized***	$48,688,641	$(3,930,348)	$80,846,427
Change in unrealized	14,633,754	(12,698,199)	2,033,251
Forward currency trading gains (losses):
Realized***	(6,683,204)	(8,451,027)	50,568,689
Change in unrealized	15,749,624	(4,452,881)	3,745,725
Swap trading gains (losses):
Realized***	15,946,541	3,260,123	3,353,466
Change in unrealized	(4,278,625)	1,251,245	3,508,197
Total	$84,056,731	$(25,021,087)	$144,055,755

***
For the years ended December 31, 2024, 2023 and 2022, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(105,665), $43,766 and $(83,317), respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $(8,878,003), $(2,238,901) and $(1,251,414), respectively.

For the years ended December 31, 2024, 2023 and 2022, the monthly average of futures contracts bought and sold was approximately 73,000, 62,400 and 34,200, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $12,530,800,000, $5,335,200,000 and $2,620,600,000, respectively; and the monthly average of notional value of forward currency contracts was $5,047,600,000, $5,168,800,000 and $3,091,400,000, respectively.

Open contracts generally mature within three months; as of December 31, 2024, the latest maturity date for open futures contracts is March 2026 and the latest maturity date for open forward currency contracts is March 2025. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is March 2030.

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
DECEMBER 31, 2024
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2024 and December 31, 2023 was $86,292,284 and $55,103,441, respectively, which equals approximately 15% and 11% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at December 31, 2024 and December 31, 2023 was restricted cash for margin requirements of $66,692,813 and $92,277,574, respectively, which equals approximately 12% and 19% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,338,493	$(11,053,380)	$1,285,113
Futures contracts	Goldman, Sachs & Co.	13,953,682	(10,676,836)	3,276,846
Forward currency contracts	NatWest Markets Plc	37,015,094	(23,750,601)	13,264,493
Centrally cleared swap contracts*	Centrally Cleared	29,734,550	(6,903,345)	22,831,205
Total derivatives		$93,041,819	$(52,384,162)	$40,657,657

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2024
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$1,285,113	$0	$0	$1,285,113
Goldman, Sachs & Co.	3,276,846	0	0	3,276,846
NatWest Markets plc	13,264,493	0	0	13,264,493
Centrally Cleared	22,831,205	0	0	22,831,205
Total	$40,657,657	$0	$0	$40,657,657

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,053,380	$(11,053,380)	$0
Futures contracts	Goldman, Sachs & Co.	10,676,836	(10,676,836)	0
Forward currency contracts	NatWest Markets Plc	23,750,601	(23,750,601)	0
Centrally cleared swap contracts	Centrally Cleared	6,903,345	(6,903,345)	0
Total derivatives		$52,384,162	$(52,384,162)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2024
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2023
		Gross Amounts of	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Gain Presented in the Statements of
Type of Instrument	Counterparty	Recognized Assets	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$7,705,322	$(7,705,322)	$0
Futures contracts	Goldman, Sachs & Co.	7,344,235	(7,344,235)	0
Forward currency contracts	NatWest Markets Plc	41,529,719	(41,529,719)	0
Centrally cleared swap contracts*	Centrally Cleared	15,464,848	(4,399,372)	11,065,476
Total derivatives		$72,044,124	$(60,978,648)	$11,065,476

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2023
		Gross Amounts of Recognized	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Loss Presented in the Statements of
Type of Instrument	Counterparty	Liabilities	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$12,209,145	$(7,705,322)	$4,503,823
Futures contracts	Goldman, Sachs & Co.	12,912,207	(7,344,235)	5,567,972
Forward currency contracts	NatWest Markets Plc	44,014,850	(41,529,719)	2,485,131
Centrally cleared swap contracts	Centrally Cleared	4,399,372	(4,399,372)	0
Total derivatives		$73,535,574	$(60,978,648)	$12,556,926

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2023
	Net Amounts of Unrealized Loss	Gross Amounts Not Offset in the
	Presented in the	Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$4,503,823	$0	$(4,503,823)	$0
Goldman, Sachs & Co. LLC	5,567,972	0	(5,567,972)	0
NatWest Markets Plc	2,485,131	0	(2,485,131)	0
Centrally Cleared	0	0	0	0
Total	$12,556,926	$0	$(12,556,926)	$0

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