Form 10-Q
period 2025-03-31
CAMPBELL FUND TRUST
filed 2025-05-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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

The Registrant has no voting stock. As of March 31, 2025, there were 102,653,867 Series A Units, 8,444,995 Series B Units, 25,602,883 Series D Units, and 11,460,749 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2025 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$26,786,660	4.20%
	Equipment Loans	3,004,849	0.47%
	Total Asset Backed Securities (cost $29,760,048)	29,791,509	4.67%

	Bank Deposits
	France
	Financials (cost $3,180,568)	3,180,496	0.50%
	United States
	Financials (cost $7,639,959)	7,639,463	1.20%
	Total Bank Deposits (cost $10,820,527)	10,819,959	1.70%

	Commercial Paper
	Canada
	Financials	2,875,597	0.45%
	Materials	8,719,401	1.37%
	Industrials	7,192,087	1.13%
	Total Canada (cost $18,790,313)	18,787,085	2.95%
	Ireland
	Financials (cost $3,150,837)	3,149,676	0.49%
	United Kingdom
	Financials (cost $6,066,815)	6,065,825	0.95%
	United States
	Consumer Discretionary	34,221,400	5.37%
	Consumer Staples	5,334,618	0.84%
	Energy	8,303,810	1.30%
	Financials	34,828,445	5.46%
	Industrials	9,949,783	1.56%
	Materials	2,997,330	0.47%
	Real Estate	8,239,781	1.29%
	Technology	17,118,403	2.69%
	Utilities	23,269,512	3.65%
	Total United States (cost $144,292,689)	144,263,082	22.63%
	Total Commercial Paper (cost $172,300,654)	172,265,668	27.02%

	Corporate Bonds
	Australia
	Financials	8,967,174	1.41%
	Materials	516,224	0.08%
	Total Australia (cost $9,439,218)	9,483,398	1.49%
	Canada
	Energy	1,520,788	0.24%
	Materials	2,368,116	0.37%
	Financials	12,655,972	1.99%
	Total Canada (cost $16,510,525)	16,544,876	2.60%
	Germany
	Consumer Discretionary (cost $1,175,034)	1,175,000	0.18%
	Japan
	Financials (cost $2,199,990)	2,223,671	0.35%
	Netherlands
	Financials (cost $3,549,796)	3,556,028	0.56%
	United Kingdom
	Financials (cost $2,771,719)	$2,773,866	0.44%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2025 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,158,366	0.34%
	Consumer Discretionary	7,111,563	1.12%
	Consumer Staples	2,765,827	0.43%
	Energy	2,677,379	0.42%
	Financials	25,184,512	3.95%
	Health Care	5,166,862	0.81%
	Industrials	5,340,497	0.84%
	Real Estate	7,836,305	1.23%
	Technology	4,782,318	0.75%
	Utilities	4,506,207	0.71%
	Total United States (cost $67,304,945)	67,529,836	10.60%
	Total Corporate Bonds (cost $102,951,227)	103,286,675	16.22%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$40,350,000	U.S. Treasury Bills Due 04/10/2025(1)	40,307,153	6.32%
$500,000	U.S. Treasury Bills Due 05/08/2025(1)	497,820	0.08%
$7,200,000	U.S. Treasury Bills Due 05/15/2025(1)	7,162,710	1.12%
$40,200,000	U.S. Treasury Bills Due 06/05/2025(1)	39,894,726	6.26%
	Total Government And Agency Obligations (cost $87,864,092)	87,862,409	13.78%

	Total Fixed Income Securities (cost $403,696,548)(2)	$404,026,220	63.39%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $87,862,409 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2025 (Unaudited)

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $1,350,604)	$1,350,604	0.21%
Total Short Term Investments (cost $1,350,604)	$1,350,604	0.21%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(1,294,807)	(0.20)%
Energy	3,684,896	0.58%
Metals	(5,746,771)	(0.90)%
Stock indices	(5,169,620)	(0.81)%
Short-term interest rates	3,235,662	0.51%
Long-term interest rates	612,744	0.10%
Net unrealized gain (loss) on long futures contracts	(4,677,896)	(0.72)%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	1,406,046	0.22%
Energy	143,487	0.02%
Metals	2,749,499	0.43%
Stock indices	8,255,589	1.30%
Short-term interest rates	(717,214)	(0.11)%
Long-term interest rates	(504,246)	(0.08)%
Net unrealized gain (loss) on short futures contracts	11,333,161	1.78%
Net unrealized gain (loss) on open futures contracts	$6,655,265	1.06%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(1,777,919)	(0.28)%
Various short forward currency contracts	7,814,281	1.23%
Net unrealized gain (loss) on open forward currency contracts	$6,036,362	0.95%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $4,187,142)	$2,806,133	0.44%
Centrally cleared credit default index swaps - protection purchased (net proceeds $1,335,473)	(1,321,227)	(0.21)%
Total credit default swaps (net cost $2,851,669)(3)	$1,484,906	0.23%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net proceeds $3,270,166)	$1,812,847	0.28%
Centrally cleared interest rate swaps - pay fixed (net cost $174,923)	3,184,116	0.50%
Total interest rate swaps (net proceeds $3,095,243)(4)	$4,996,963	0.78%

(3)
Includes $1,523,098 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $(2,992,262) of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2024

FIXED INCOME SECURITIE

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

(3)
Includes $18,063,715 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable.Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $(1,808,497) of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable.Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2025 AND DECEMBER 31, 2024 (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Equity in futures brokers trading accounts
Cash	$50,624,150	$43,175,820
Restricted cash	7,097,761	3,149,899
Fixed income securities (cost $87,864,092 and $86,267,266, respectively)	87,862,409	86,292,284
Net unrealized gain (loss) on open futures contracts	6,655,265	4,561,959
Total equity in futures brokers trading accounts	152,239,585	137,179,962

Cash and cash equivalents	10,584,171	10,548,219
Cash at interbank market maker	12,535,317	9,917,220
Restricted cash at interbank market maker	73,815,387	51,813,175
Short term investments (cost $1,350,604 and $7,171,167, respectively)	1,350,604	7,171,167
Cash at swaps broker	21,472,362	31,154,093
Restricted cash at swaps broker	38,740,169	11,729,739
Fixed income securities (cost $315,832,456 and $305,267,050, respectively)	316,163,811	305,670,267
Credit default index swaps	0	155,036
Interest rate swaps	7,989,225	6,420,951
Due from swaps broker	227,787	368,950
Net unrealized gain on open forward currency contracts	6,036,362	13,264,493
Interest receivable	2,088,034	1,902,177
Total assets	$643,242,814	$587,295,449

LIABILITIES
Redemptions payable	$1,249,889	$1,830,213
Management fee payable	1,052,268	949,376
Payable to custodian	1,325,000	7,165,000
Sales commission payable	855,070	768,757
Accounts payable	355,977	254,434
Credit default index swaps	38,192	0
Offering costs payable	210,120	141,857
Accrued commissions and other trading fees on open contracts	111,516	93,287
Performance fee payable	572,066	0
Total liabilities	5,770,098	11,202,924

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 102,653.867 and 98,800.557 units outstanding at March 31, 2025 and December 31, 2024	477,648,277	433,255,243
Series B Units – Redeemable
Other Unitholders - 8,444.995 and 8,454.757 units outstanding at March 31, 2025 and December 31, 2024	43,707,348	41,199,604
Series D Units – Redeemable
Other Unitholders - 25,602.883 and 22,377.137 units outstanding at March 31, 2025 and December 31, 2024	48,638,239	40,071,644
Series W Units – Redeemable
Other Unitholders - 11,460.749 and 11,074.860 units outstanding at March 31, 2025 and December 31, 2024	67,478,852	61,566,034
Total unitholders’ capital (Net Asset Value)	637,472,716	576,092,525
Total liabilities and unitholders’ capital (Net Asset Value)	$643,242,814	$587,295,449

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$18,952,696	$21,025,953
Change in unrealized	2,093,306	12,160,933
Brokerage commissions	(1,061,160)	(671,028)
Net gain (loss) from futures trading	19,984,842	32,515,858

Forward currency trading gains (losses)
Realized	24,903,166	(10,959,151)
Change in unrealized	(7,228,131)	6,898,372
Brokerage commissions	(89,935)	(181,594)
Net gain (loss) from forward currency trading	17,585,100	(4,242,373)

Swap trading gains (losses)
Realized	(7,088,099)	15,156,235
Change in unrealized	6,210,450	(7,738,253)
Net gain (loss) from swap trading	(877,649)	7,417,982
Total net trading gain (loss)	36,692,293	35,691,467

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	5,955,925	6,451,605
Realized gain (loss) on fixed income securities	82,091	67,084
Change in unrealized gain (loss) on fixed income securities	(98,563)	(209,032)
Total investment income (loss)	5,939,453	6,309,657

Expenses
Management fee	3,076,320	2,575,084
Sales commission	2,610,410	2,210,028
Performance fee	574,435	0
Operating expenses	321,009	303,094
Total expenses	6,582,174	5,088,206
Net investment income (loss)	(642,721)	1,221,451
NET INCOME (LOSS)	$36,049,572	$36,912,918

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$272.68	$278.42
Series B	$303.03	$308.45
Series D	$109.92	$118.13
Series W	$333.68	$372.12

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$267.85	$274.38
Series B	$302.58	$308.90
Series D	$108.98	$115.74
Series W	$328.74	$366.04

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	99,807.424	99,664.328
Series B	8,443.977	9,114.748
Series D	23,086.150	18,801.146
Series W	11,202.648	11,103.437

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from (for) operating activities
Net income (loss)	$36,049,572	$36,912,918
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(977,062)	(11,112,020)
(Increase) decrease in interest receivable	(185,857)	(347,048)
(Increase) decrease in due from swaps broker	141,163	(18,705)
Increase (decrease) in payable to custodian	(5,840,000)	0
Increase (decrease) in accounts payable and accrued expenses	881,043	266,893
Net purchases from swaps broker	4,835,405	(7,794,485)
Purchases of investments	(1,253,260,857)	(1,091,730,526)
Sales/maturities of investments	1,246,919,187	1,090,536,969
Net cash from (for) operating activities	28,562,594	16,713,996

Cash flows from (for) financing activities
Addition of units	33,404,490	29,133,310
Redemption of units	(8,084,357)	(22,412,540)
Offering costs paid	(501,575)	(517,095)
Net cash from (for) financing activities	24,818,558	6,203,675

Net increase (decrease) in cash, cash equivalents and restricted cash	53,381,152	22,917,671

Cash, cash equivalents and restricted cash at beginning of period	161,488,165	163,411,690
Cash, cash equivalents and restricted cash at end of period	$214,869,317	$186,329,361

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$50,624,150	$43,175,820
Restricted cash	7,097,761	3,149,899
Cash and cash equivalents	10,584,171	10,548,219
Cash at interbank market maker	12,535,317	9,917,220
Restricted cash at interbank market maker	73,815,387	51,813,175
Cash at swaps broker	21,472,362	31,154,093
Restricted cash at swaps broker	38,740,169	11,729,739
Total cash, cash equivalents and restricted cash at end of period	$214,869,317	$161,488,165

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2025

Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604
Net income (loss) for the three months ended March 31, 2025		27,215,044		2,558,748
Additions	5,194.018	23,812,774	12.802	65,696
Redemptions	(1,340.708)	(6,201,909)	(22.564)	(116,700)
Offering costs		(432,875)		0
Balances at March 31, 2025	102,653.867	$477,648,277	8,444.995	$43,707,348

Three Months Ended March 31, 2024

Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608
Net income (loss) for the three months ended March 31, 2024		27,748,720		2,811,450
Additions	2,406.028	9,329,266	6.938	30,065
Redemptions	(5,317.370)	(20,725,801)	(117.654)	(504,557)
Offering costs		(432,541)		0
Balances at March 31, 2024	97,839.126	$394,021,901	9,055.283	$40,441,566

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
$4,653.00	$4,385.15	$4,027.24	$3,752.86

Net Asset Value per Other Unitholders’ Unit - Series B

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
$5,175.53	$4,872.95	$4,466.07	$4,157.17

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2025

Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525
Net income (loss) for the three months ended March 31, 2025		2,537,695		3,738,085	36,049,572
Additions	3,460.697	6,527,793	512.870	2,998,227	33,404,490
Redemptions	(234.951)	(444,267)	(126.981)	(741,157)	(7,504,033)
Offering costs		(54,626)		(82,337)	(569,838)
Balances at March 31, 2025	25,602.883	$48,638,239	11,460.749	$67,478,852	$637,472,716

Three Months Ended March 31, 2024

Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382
Net income (loss) for the three months ended March 31, 2024		2,220,935		4,131,813	36,912,918
Additions	1,078.818	1,732,407	128.509	615,528	11,707,266
Redemptions	(421.229)	(682,629)	(244.478)	(1,183,556)	(23,096,543)
Offering costs		(37,322)		(67,938)	(537,801)
Balances at March 31, 2024	19,322.867	$31,534,647	11,030.311	$55,568,108	$521,566,222

Net Asset Value per Other Unitholders’ Unit - Series D

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
$1,899.72	$1,790.74	$1,631.99	$1,516.25

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
$5,887.82	$5,559.08	$5,037.76	$4,671.72

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,385.15	$3,752.86

Income (loss) from operations:
Total net trading gains (losses) (1)	276.19	272.19
Net investment income (loss) (1)	(4.00)	6.53
Total net income (loss) from operations	272.19	278.72
Offering costs (1)	(4.34)	(4.34)
Net asset value per unit at end of period	$4,653.00	$4,027.24
Total Return (4)	6.11%	7.31%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.32%
Performance fee (4)	0.00%	0.00%
Total expenses	4.24%	4.32%
Net investment income (loss) (2),(3)	(0.36)%	0.68%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,872.95	$4,157.17

Income (loss) from operations:
Total net trading gains (losses) (1)	307.04	301.66
Net investment income (loss) (1)	(4.46)	7.24
Total net income (loss) from operations	302.58	308.90
Net asset value per unit at end of period	$5,175.53	$4,466.07
Total Return (4)	6.21%	7.43%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.28%
Performance fee (4)	0.00%	0.00%
Total expenses	4.28%	4.28%
Net investment income (loss) (2),(3)	(0.36)%	0.68%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,790.74	$1,516.25

Income (loss) from operations:
Total net trading gains (losses) (1)	113.04	110.13
Net investment income (loss) (1)	(1.69)	7.60
Total net income (loss) from operations	111.35	117.73
Offering costs (1)	(2.37)	(1.99)
Net asset value per unit at end of period	$1,899.72	$1,631.99
Total Return (4)	6.09%	7.63%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.00%	3.04%
Performance fee (4)	0.32%	0.00%
Total expenses	3.32%	3.04%
Net investment income (loss) (2),(3)	0.92%	1.92%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,559.08	$4,671.72

Income (loss) from operations:
Total net trading gains (losses) (1)	350.95	339.55
Net investment income (loss) (1)	(14.86)	32.61
Total net income (loss) from operations	336.09	372.16
Offering costs (1)	(7.35)	(6.12)
Net asset value per unit at end of period	$5,887.82	$5,037.76
Total Return (4)	5.91%	7.84%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.24%	2.28%
Performance fee (4)	0.67%	0.00%
Total expenses	2.91%	2.28%
Net investment income (loss) (2),(3)	1.68%	2.72%

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
  MARCH 31, 2025 (Unaudited)

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
MARCH 31, 2025 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2025 and December 31, 2024 and for the periods ended March 31, 2025 and 2024, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	Fair Value at March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$1,350,604	$0	$0	$1,350,604
Fixed income securities	0	404,026,220	0	404,026,220

Other Financial Instruments
Exchange-traded futures contracts	6,655,265	0	0	6,655,265
Forward currency contracts	0	6,036,362	0	6,036,362
Credit default index swap contracts	0	1,484,906	0	1,484,906
Interest rate swap contracts	0	4,996,963	0	4,996,963
Total	$8,005,869	$416,544,451	$0	$424,550,320

	Fair Value at December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,171,167	$0	$0	$7,171,167
Fixed income securities	0	391,962,551	0	391,962,551

Other Financial Instruments
Exchange-traded futures contracts	4,561,959	0	0	4,561,959
Forward currency contracts	0	13,264,493	0	13,264,493
Credit default index swap contracts	0	18,218,751	0	18,218,751
Interest rate swap contracts	0	4,612,454	0	4,612,454
Total	$11,733,126	$428,058,249	$0	$439,791,375

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2025 and December 31, 2024, the amount of unreimbursed offering costs incurred by Campbell & Company is $163,098 and $99,820 for Series A units, $247,558 and $218,854 for Series D units and $307,732 and $285,236 for Series W units, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement  - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.  ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028.  Early adoption and retrospective application is permitted.  Management is currently assessing the impact that this guidance will have, if any, on the Trust’s financial statements.

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
MARCH 31, 2025 (Unaudited)
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
MARCH 31, 2025 (Unaudited)
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
MARCH 31, 2025 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2025. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2025 and 2024, Campbell & Company received redemption fees of $0 and $915, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at March 31, 2025 and December 31, 2024. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At March 31, 2025 and December 31, 2024, the carrying value of such credit derivative contracts purchased was $1,484,906 and $18,218,751, respectively.

	March 31, 2025	December 31, 2024
Credit Default Index Swaps	Maturity Date: June 2030	Maturity Date: December 2029
Investment grade	$223,908,450	$481,459,595
Non-investment grade	176,031,295	151,495,514
Total	$399,939,745	$632,955,109

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2025 and December 31, 2024 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2025 Fair Value	Liability Derivatives at March 31, 2025 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,549,899	$(4,438,660)	$111,239
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,290,257	(461,874)	3,828,383
Metal Contracts	Net unrealized gain (loss) on open futures contracts	6,740,811	(9,738,083)	(2,997,272)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	8,756,033	(5,670,064)	3,085,969
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,388,845	(870,397)	2,518,448
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,618,437	(1,509,939)	108,498
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	20,943,923	(14,907,561)	6,036,362
Credit Default Index Swap Contracts**	Credit default index swaps	7,550,632	(6,065,726)	1,484,906
Interest Rate Swap Contracts**	Interest rate swaps	6,793,463	(1,796,500)	4,996,963
Totals		$64,632,300	$(45,458,804)	$19,173,496

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2025 and 2024 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2025	Trading Gains (Losses) for the Three Months Ended March 31, 2024
Agriculture Contracts	$3,516,516	$(2,880,763)
Energy Contracts	3,314,440	(124,307)
Metal Contracts	10,545,073	(1,089,738)
Stock Indices Contracts	3,009,074	37,343,132
Short-Term Interest Rate Contracts	(2,710,702)	4,377,014
Long-Term Interest Rate Contracts	3,371,601	(4,438,452)
Forward Currency Contracts	17,675,035	(4,060,779)
Credit default index swap contracts	(2,562,137)	5,012,482
Interest rate swap contracts	1,684,488	2,405,502
Total	$37,843,388	$36,544,091

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2025	Trading Gains (Losses) for the Three Months Ended March 31, 2024
Futures trading gains (losses):
Realized***	$18,952,696	$21,025,953
Change in unrealized	2,093,306	12,160,933
Forward currency trading gains (losses):
Realized***	24,903,166	(10,959,151)
Change in unrealized	(7,228,131)	6,898,372
Swap trading gains (losses):
Realized***	(7,088,099)	15,156,235
Change in unrealized	6,210,450	(7,738,251)
Total	$37,843,388	$36,544,091

***
For the three months ended March 31, 2025 and 2024, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $22,096 and $(30,770), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market maker of $(1,735,129) and $(7,379,065), respectively.

For the three months ended March 31, 2025 and 2024, the monthly average of futures contracts bought and sold was approximately 91,100 and 57,800, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $31,538,700,000 and $9,379,000,000, respectively; and the monthly average of notional value of forward currency contracts was $4,407,000,000 and $5,655,800,000, respectively.

Open contracts generally mature within three months; as of March 31, 2025, the latest maturity date for open futures contracts is June 2026 and the latest maturity date for open forward currency contracts is June 2025. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2030.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2025 and December 31, 2024 was $87,862,409 and $86,292,284, respectively, which equals approximately 14% and 15% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at March 31, 2025 and December 31, 2024 was restricted cash for margin requirements of $119,653,317 and $66,692,813, respectively, which equals approximately 19% and 12% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$14,813,887	$(11,629,804)	$3,184,083
Futures contracts	Goldman, Sachs & Co.	14,530,395	(11,059,213)	3,471,182
Forward currency contracts	NatWest Markets Plc	20,943,923	(14,907,561)	6,036,362
Centrally cleared swap contracts*	Centrally Cleared	14,344,095	(7,862,226)	6,481,869
Total derivatives		$64,632,300	$(45,458,804)	$19,173,496

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2025
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$3,184,083	$0	$0	$3,184,083
Goldman Sachs & Co.	3,471,182	0	0	3,471,182
NatWest Markets plc	6,036,362	0	0	6,036,362
Centrally Cleared	6,481,869	0	0	6,481,869
Total	$19,173,496	$0	$0	$19,173,496

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$11,629,804	$(11,629,804)	$0
Futures contracts	Goldman, Sachs & Co.	11,059,213	(11,059,213)	0
Forward currency contracts	NatWest Markets Plc	14,907,561	(14,907,561)	0
Centrally cleared swap contracts	Centrally Cleared	7,862,226	(7,862,226)	0
Total derivatives		$45,458,804	$(45,458,804)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2025
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025 (Unaudited)
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
MARCH 31, 2025 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2025 and December 31, 2024, the Statements of Operations and Financial Highlights for the three months ended March 31, 2025 and 2024, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2025 and December 31, 2024, the results of operations and financial highlights for the three months ended March 31, 2025 and 2024, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2025 and 2024.

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

As of March 31, 2025, the aggregate capitalization of the Trust was $637,472,716 with Series A, Series B, Series D and Series W comprising $477,648,277, $43,707,348, $48,638,239 and $67,478,852, respectively, of the total. The Net Asset Value per Unit was $4,653.00 for Series A, $5,175.53 for Series B, $1,899.72 for Series D and $5,887.82 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2025 and 2024 for Series A were 6.11% and 7.31%, Series B were 6.21% and 7.43%, Series D were 6.09% and 7.63% and Series W were 5.91% and 7.84%, respectively.

2025 (For the Three Months Ended March 31)

Of the 6.11% return for the three months ended March 31, 2025 for Series A, approximately 6.29% was due to trading gains (before commissions), approximately 0.98% due to investment income and approximately (1.16)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.21% return for the three months ended March 31, 2025 for Series B, approximately 6.29% was due to trading gains (before commissions) approximately 0.98% due to investment income and approximately (1.06)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 6.09% return for the three months ended March 31, 2025 for Series D, approximately 6.29% was due to trading gains (before commissions) approximately 0.98% due to investment income and approximately (1.18)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 5.91% return for the three months ended March 31, 2025 for Series W, approximately 6.29% was due to trading gains (before commissions) approximately 0.98% due to investment income and approximately (1.36)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2025, the Trust accrued management fees in the amount of $3,076,320 and paid management fees in the amount of $2,973,428. During the three months ended March 31, 2025, the Trust accrued sales commissions in the amount of $2,610,410 and paid sales commissions in the amount of $2,524,097. During the three months ended March 31, 2025, the Trust accrued performance fees in the amount of $574,435 and paid performance fees in the amount of $2,369.

An analysis of the 6.29% gross trading gains/losses for the Trust for the three months ended March 31, 2025 by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.71)%
Commodities	3.12%
Foreign Exchange	3.10%
Interest Rates	0.20%
Equity Indices	0.58%
6.29%

The Trust realized in a profit in January. Gains came from interest rate, commodity, equity index, and credit holdings, while trading in foreign exchange (FX) had minimal impact on P&L.Fixed income instruments led Trust gains during the month with profits concentrated in long-dated bonds. A short UK gilt position profited early in the month as 10-year yields hit the highest since 2008 amid ongoing worries over the UK fiscal deficit. Japanese government bond prices slid, to the benefit of short positioning, in the wake of the BoJ’s 25bps rate hike coupled with hawkish comments from Governor Ueda. Adding to fixed income gains, a receiver position (desire rates lower) in MXN Interest Rate Swaps profited on back of expectations for an accelerated cutting cycle from Banxico. In the credit indices, short protection positions resulted in additional gains as the major credit spreads narrowed on the month amid the broader risk-on flows. Commodity positions generated further gains during the month. Meat holdings produced the largest gains for the sector as cattle markets rallied to record highs driven by tight supply expectations. Both precious and industrial metal positioning provided additional returns due to the weaker dollar, as well as the volatility surrounding the Trump tariff uncertainty. Long positioning in equity indices produced additional gains for the Trust in January. Stocks strengthened to kick off the year as Trump's initial tariff action and commentary was more benign than expected, and strong earnings results provided support to the equity market. While stocks finished higher on the month, some risk overhangs remain, including Chinese startup DeepSeek’s lower-cost AI model casting doubts on lofty tech valuations. Foreign exchange trading had limited P&L impact as gains in the emerging FX markets (EM) were offset by losses in the developed markets (DM). It was an extremely choppy month for foreign exchange as DM and EM alike whipsawed on back of mixed data releases, the potential impact of tariffs, and shifting central bank expectations..

The Trust showed a decline in February. Losses came from commodity, interest rate, and stock index positions, while foreign exchange (FX) holdings produced some partially offsetting gains during the month. Credit trading had limited impact on P&L in February. Commodity positions led Trust losses during the month. The dominant losses were found in long positioning in the meat markets. While the complex started the year off strong, February saw weakness in the wake of decreased slaughter activity and expectations for increased production. Soft holdings produced additional losses, driven by long cocoa, which weakened as demand concerns overshadowed tight supplies. Fixed income instruments generated further losses during February. Short positioning in US Treasuries dominated losses after prices rallied (yields fell) on the back of weak economic data, and speculation that tariffs could worsen the global growth situation. In response, traders ratcheted up their expectations for Fed rate cuts this year putting further upward pressure on prices. Receiver positions (desire rates lower) in MXN Interest Rate Swaps provided some partially offsetting gains on back of rate cut expectations from the Banxico amid the expected Trump trade levies against Mexico. Positioning in the credit indices resulted in relatively unchanged P&L. As European risk outperformed on the month, modest gains in short protection positions on certain European indices offset losses in short protection against the US CDX markets. Stock indices produced additional losses for the Trust during February with the greatest declines seen from the APAC and US regions. Largely long global equities positioning underwhelmed as uncertainty surrounding President Trump's tariff policies led to risk-off trading. Growth worries, sticky inflation, and stretched valuations also weighed on prices during the month. FX trading led to some partially offsetting gains in February. Currencies were relatively less reactive to tariff headlines than they had been after the US election results. The Trust's largest gains came from short New Zealand and Australian dollars (against long USD) with those currencies selling off in the back half of the month after rate cuts from their respective central banks.

The Trust showed a gain in March. Profits came from commodity and foreign exchange (FX) holdings, while credit, stock index, and interest rate positions produced some partially offsetting losses. Commodities provided strong returns for the Trust in March, led by long precious metal holdings. Bullion prices broadly rose throughout the month, with gold marking several new all-time highs, as global trade war concerns, geopolitical risks, and macro uncertainties sparked haven demand. Additional profits were experienced in the energy and meat sub-sectors. FX trading also contributed positively during the month. Gains came from long positions in both the emerging and developed market currencies (versus short USD) as the dollar experienced a broad sell-off with tariff headlines and policy uncertainty driving sentiment. The European currencies were the dominant outperformers as the euro rallied sharply after Germany unveiled their largest defense spending package in post-unified German history. The Trust’s short-term strategies quickly pivoted from being short EURUSD to long, resulting in one of the most profitable FX positions. Fixed income and the credit instruments experienced partially offsetting losses on mixed regional positioning. German bonds experienced their worst day since 1990 on the aforementioned military and infrastructure plans, to the detriment of long positioning. However, partially offsetting gains were seen from short positions in longer-dated UST futures as concerns that tariff policies would be inflationary pushed yields higher. In the credit indices, short protection positions incurred losses with credit spreads widening alongside the broader move lower in risk assets. Stock indices also had a negative P&L impact in March. Net Trust positioning fluctuated between long and short during a volatile month for equities. Nearly all major global benchmarks logged losses as markets grappled with the uncertainty surrounding Trump’s tariff policies and the potential implications on global growth. Geopolitical and AI capex bubble concerns also weighed on sentiment. US stock markets saw outsized losses compared to international counterparts amid concerns over fading US exceptionalism.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2025 and December 31, 2024 and the trading gains/losses by market category for the three months ended March 31, 2025 and the year ended December 31, 2024.

	March 31, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.21%	(0.71)%
Commodities	0.68%	3.12%
Foreign Exchange	0.76%	3.10%
Interest Rates	0.92%	0.20%
Equity Indices	0.64%	0.58%
Aggregate/Total	1.42%	6.29%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2025.

Of the 6.11% return for the three months ended March 31, 2025 for Series A, approximately 6.29% was due to trading gains (before commissions), approximately 0.98% due to investment income and approximately (1.16)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.21% return for the three months ended March 31, 2025 for Series B, approximately 6.29% was due to trading gains (before commissions) approximately 0.98% due to investment income and approximately (1.06)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 6.09% return for the three months ended March 31, 2025 for Series D, approximately 6.29% was due to trading gains (before commissions) approximately 0.98% due to investment income and approximately (1.18)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 5.91% return for the three months ended March 31, 2025 for Series W, approximately 6.29% was due to trading gains (before commissions) approximately 0.98% due to investment income and approximately (1.36)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2025 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2025.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 21, 2025.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2025 and December 31, 2024, (ii) Statements of Financial Condition As of March 31, 2025 and December 31, 2024, (iii) Statements of Operations For the Three Months Ended March 31, 2025 and 2024, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2025 and 2024, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2025 and 2024, (vi) Financial Highlights For the Three Months Ended March 31, 2025 and 2024, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2025 and December 31, 2024, (ii) Statements of Financial Condition As of March 31, 2025 and December 31, 2024, (iii) Statements of Operations For the Three Months Ended March 31, 2025 and 2024, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2025 and 2024, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2025 and 2024, (vi) Financial Highlights For the Three Months Ended March 31, 2025 and 2024, (vii) Notes to Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 14, 2025	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer