Form 10-Q
period 2025-06-30
CAMPBELL FUND TRUST
filed 2025-08-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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

The Registrant has no voting stock. As of June 30, 2025, there were 107,478.301 Series A Units, 8,363.102 Series B Units, 34,036.080 Series D Units, and 11,367.386 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2025 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$28,558,475	4.48%
	Equipment Loans	1,807,160	0.28%
	Total Asset Backed Securities (cost $30,336,778)	30,365,635	4.76%

	Bank Deposits
	France
	Financials (cost $3,176,052)	3,176,213	0.50%
	Singapore
	Financials (cost $1,289,990)	1,289,693	0.20%
	United States
	Financials (cost $9,444,061)	9,444,373	1.48%
	Total Bank Deposits (cost $13,910,103)	13,910,279	2.18%

	Commercial Paper
	Canada
	Financials	3,091,329	0.49%
	Materials	3,634,675	0.57%
	Total Canada (cost $6,727,430)	6,726,004	1.06%
	Ireland
	Financials (cost $1,312,727)	1,311,861	0.21%
	United Kingdom
	Financials (cost $9,177,784)	9,176,348	1.44%
	United States
	Consumer Discretionary	28,658,021	4.50%
	Financials	59,520,292	9.35%
	Health Care	5,467,948	0.86%
	Industrials	2,479,267	0.39%
	Materials	8,308,104	1.30%
	Real Estate	31,463,217	4.94%
	Technology	5,238,468	0.82%
	Utilities	33,576,983	5.27%
	Total United States (cost $174,750,021)	174,712,300	27.43%
	Total Commercial Paper (cost $191,967,962)	191,926,513	30.14%

	Corporate Bonds
	Australia
	Financials	8,959,873	1.41%
	Materials	517,877	0.08%
	Total Australia (cost $9,439,308)	9,477,750	1.49%
	Canada
	Energy	1,934,127	0.30%
	Materials	2,361,950	0.37%
	Financials	8,772,696	1.38%
	Total Canada (cost $13,034,397)	13,068,773	2.05%
	Japan
	Consumer Discretionary	1,132,603	0.18%
	Financials	2,221,663	0.35%
	Total Japan (cost $3,329,989)	3,354,266	0.53%
	Netherlands
	Financials (cost $3,549,924)	$3,555,183	0.56%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2025 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,167,274	0.34%
	Consumer Discretionary	6,830,037	1.07%
	Consumer Staples	3,846,698	0.60%
	Energy	2,016,514	0.32%
	Financials	25,614,419	4.02%
	Health Care	5,192,683	0.82%
	Industrials	4,477,850	0.70%
	Real Estate	4,860,101	0.76%
	Technology	4,787,389	0.75%
	Utilities	4,524,839	0.71%
	Total United States (cost $64,041,510)	64,317,804	10.09%
	Total Corporate Bonds (cost $93,395,128)	93,773,776	14.72%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$48,850,000	U.S. Treasury Bills Due 07/10/2025(1)	48,798,850	7.66%
$15,700,000	U.S. Treasury Bills Due 08/07/2025(1)	15,631,310	2.45%
$47,700,000	U.S. Treasury Bills Due 09/04/2025(1)	47,333,323	7.43%
	Total Government And Agency Obligations (cost $111,765,790)	111,763,483	17.54%

	Total Fixed Income Securities (cost $441,375,761)(2)	$441,739,686	69.34%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $111,763,483 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2025 (Unaudited)

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $46,504)	$46,504	0.01%
Total Short Term Investments (cost $46,504)	$46,504	0.01%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$3,375,725	0.53%
Energy	(1,010,224)	(0.16)%
Metals	6,706,386	1.05%
Stock indices	7,929,857	1.25%
Short-term interest rates	(624,316)	(0.10)%
Long-term interest rates	1,370,510	0.22%
Net unrealized gain (loss) on long futures contracts	17,747,938	2.79%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	5,879,099	0.92%
Energy	601,904	0.09%
Metals	(5,480,827)	(0.86)%
Stock indices	(1,579,755)	(0.25)%
Short-term interest rates	(1,611,699)	(0.25)%
Long-term interest rates	(314,257)	(0.05)%
Net unrealized gain (loss) on short futures contracts	(2,505,535)	(0.40)%
Net unrealized gain (loss) on open futures contracts	$15,242,403	2.39%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$34,612,221	5.44%
Various short forward currency contracts	(39,782,376)	(6.25)%
Net unrealized gain (loss) on open forward currency contracts	$(5,170,155)	(0.81)%

CREDIT DEFAULT INDEX SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $20,305,835)	$21,929,520		3.44%
Centrally cleared credit default index swaps - protection purchased (net proceeds $4,373,076)	(4,641,520)		(0.73)%
Total credit default swaps (net cost $15,932,759)	$17,288,000	(3)	2.71%

INTEREST RATE SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared interest rate swaps - receive fixed (net proceeds $271,906)	$2,360,157		0.37%
Centrally cleared interest rate swaps - pay fixed (net cost $3,187,697)	(2,630,670)		(0.41)%
Total interest rate swaps (net cost $2,915,791)	$(270,513	)(4)	(0.04)%

(3)
Includes $16,978,938 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $2,052,429 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2025 AND DECEMBER 31, 2024 (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Equity in futures brokers trading accounts
Cash	$23,830,896	$43,175,820
Restricted cash	0	3,149,899
Fixed income securities (cost $111,765,790 and $86,267,266, respectively)	111,763,483	86,292,284
Net unrealized gain (loss) on open futures contracts	15,242,403	4,561,959
Total equity in futures brokers trading accounts	150,836,782	137,179,962

Cash and cash equivalents	9,496,585	10,548,219
Cash at interbank market maker	3,362,678	9,917,220
Restricted cash at interbank market maker	82,456,858	51,813,175
Short term investments (cost $46,504 and $7,171,167, respectively)	46,504	7,171,167
Cash at swaps broker	46,961,426	31,154,093
Restricted cash at swaps broker	24,524,024	11,729,739
Fixed income securities (cost $329,609,971 and $305,267,050, respectively)	329,976,203	305,670,267
Credit default index swaps	309,062	155,036
Interest rate swaps	0	6,420,951
Due from swaps broker	318,128	368,950
Net unrealized gain on open forward currency contracts	0	13,264,493
Interest receivable	2,039,962	1,902,177
Total assets	$650,328,212	$587,295,449

LIABILITIES
Redemptions payable	$3,592,520	$1,830,213
Management fee payable	1,055,783	949,376
Payable to custodian	0	7,165,000
Sales commission payable	854,758	768,757
Accounts payable	272,696	254,434
Net unrealized loss on open forward currency contracts	5,170,155	0
Offering costs payable	160,909	141,857
Interest rate swaps	2,322,942	0
Accrued commissions and other trading fees on open contracts	116,758	93,287
Total liabilities	13,546,521	11,202,924

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 107,478.301 and 98,800.557 units outstanding at June 30, 2025 and December 31, 2024	471,441,863	433,255,243
Series B Units – Redeemable
Other Unitholders - 8,363.102 and 8,454.757 units outstanding at June 30, 2025 and December 31, 2024	40,836,928	41,199,604
Series D Units – Redeemable
Other Unitholders - 34,036.080 and 22,377.137 units outstanding at June 30, 2025 and December 31, 2024	61,118,973	40,071,644
Series W Units – Redeemable
Other Unitholders - 11,367.386 and 11,074.860 units outstanding at June 30, 2025 and December 31, 2024	63,383,927	61,566,034
Total unitholders’ capital (Net Asset Value)	636,781,691	576,092,525
Total liabilities and unitholders’ capital (Net Asset Value)	$650,328,212	$587,295,449

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(28,180,760)	$8,866,559	$(9,228,064)	$29,892,512
Change in unrealized	8,587,137	10,602,343	10,680,444	22,763,276
Brokerage commissions	(1,175,187)	(730,029)	(2,236,346)	(1,401,058)
Net gain (loss) from futures trading	(20,768,810)	18,738,873	(783,966)	51,254,730

Forward currency trading gains (losses)
Realized	(9,706,901)	(8,747,069)	15,196,265	(19,706,221)
Change in unrealized	(11,206,517)	(8,399,891)	(18,434,648)	(1,501,519)
Brokerage commissions	(88,953)	(196,059)	(178,889)	(377,654)
Net gain (loss) from forward currency trading	(21,002,371)	(17,343,019)	(3,417,272)	(21,585,394)

Swap trading gains (losses)
Realized	13,186,054	(5,583,721)	6,097,954	9,572,515
Change in unrealized	(8,556,505)	4,488,207	(2,346,056)	(3,250,045)
Net gain (loss) from swap trading	4,629,549	(1,095,514)	3,751,898	6,322,470
Total net trading gain (loss)	(37,141,632)	300,340	(449,340)	35,991,806

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,797,643	6,878,012	12,753,568	13,329,616
Realized gain (loss) on fixed income securities	5,379	43,252	87,470	110,336
Change in unrealized gain (loss) on fixed income securities	34,252	(313,786)	(64,310)	(522,817)
Total investment income (loss)	6,837,274	6,607,478	12,776,728	12,917,135

Expenses
Management fee	3,153,800	2,601,514	6,230,120	5,176,598
Sales commission	2,667,271	2,222,275	5,277,682	4,432,303
Operating expenses	329,480	284,829	650,488	587,922
Performance fee	0	0	574,435	0
Total expenses	6,150,551	5,108,618	12,732,725	10,196,823
Net investment income (loss)	686,723	1,498,860	44,003	2,720,312
NET INCOME (LOSS)	$(36,454,909)	$1,799,200	$(405,337)	$38,712,118

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(263.11)	$10.73	$(4.26)	$292.54
Series B	$(292.56)	$13.39	$10.41	$325.64
Series D	$(101.03)	$9.62	$(12.32)	$125.90
Series W	$(304.87)	$40.75	$22.91	$413.73

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(266.61)	$8.10	$1.24	$282.48
Series B	$(292.54)	$11.96	$10.04	$320.86
Series D	$(104.01)	$7.45	$4.97	$123.19
Series W	$(311.87)	$32.52	$16.87	$398.56

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	105,095.045	97,175.703	102,451.235	98,420.015
Series B	8,445.556	8,882.860	8,444.767	8,998.804
Series D	28,247.097	19,453.979	25,666.624	19,127.563
Series W	11,411.806	11,046.071	11,307.227	11,074.754

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from (for) operating activities
Net income (loss)	$(405,337)	$38,712,118
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	10,164,570	(17,488,895)
(Increase) decrease in interest receivable	(137,785)	(308,361)
(Increase) decrease in due from swaps broker	50,822	5,397
Increase (decrease) in payable to custodian	(7,165,000)	0
Increase (decrease) in payable for securities purchased	0	4,281,325
Increase (decrease) in accounts payable and accrued expenses	234,141	151,898
Net purchases from swaps broker	6,243,811	(6,176,650)
Purchases of investments	(2,465,212,574)	(2,208,264,007)
Sales/maturities of investments	2,422,495,792	2,178,964,292
Net cash from (for) operating activities	(33,731,560)	(10,122,883)

Cash flows from (for) financing activities
Addition of units	77,686,748	37,242,603
Redemption of units	(13,728,260)	(35,932,956)
Offering costs paid	(1,082,626)	(916,459)
Net cash from (for) financing activities	62,875,862	393,188

Net increase (decrease) in cash, cash equivalents and restricted cash	29,144,302	(9,729,695)

Cash, cash equivalents and restricted cash at beginning of period	161,488,165	163,411,690
Cash, cash equivalents and restricted cash at end of period	$190,632,467	$153,681,995

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$23,830,896	$43,175,820
Restricted cash	0	3,149,899
Cash and cash equivalents	9,496,585	10,548,219
Cash at interbank market maker	3,362,678	9,917,220
Restricted cash at interbank market maker	82,456,858	51,813,175
Cash at swaps broker	46,961,426	31,154,093
Restricted cash at swaps broker	24,524,024	11,729,739
Total cash, cash equivalents and restricted cash at end of period	$190,632,467	$161,488,165

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2025

Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604
Net income (loss) for the three months ended March 31, 2025		27,215,044		2,558,748
Additions	5,194.018	23,812,774	12.802	65,696
Redemptions	(1,340.708)	(6,201,909)	(22.564)	(116,700)
Offering costs		(432,875)		0
Balances at March 31, 2025	102,653.867	$477,648,277	8,444.995	$43,707,348

Net income (loss) for the three months ended June 30, 2025		(27,651,168)		(2,470,847)
Additions	5,996.081	27,041,937	12.871	64,077
Redemptions	(1,171.647)	(5,211,238)	(94.764)	(463,650)
Offering costs		(385,945)		0
Balances at June 30, 2025	107,478.301	$471,441,863	8,363.102	$40,836,928

Six Months Ended June 30, 2024

Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608
Net income (loss) for the three months ended March 31, 2024		27,748,720		2,811,450
Additions	2,406.028	9,329,266	6.938	30,065
Redemptions	(5,317.370)	(20,725,801)	(117.654)	(504,557)
Offering costs		(432,541)		0
Balances at March 31, 2024	97,839.126	$394,021,901	9,055.283	$40,441,566

Net income (loss) for the three months ended June 30, 2024		1,042,911		118,903
Additions	1,040.713	4,195,388	7.292	32,576
Redemptions	(2,212.915)	(8,915,701)	(398.679)	(1,795,853)
Offering costs		(260,542)		0
Balances at June 30, 2024	96,666.924	$390,083,957	8,663.896	$38,797,192

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$4,386.39	$4,653.00	$4,385.15	$4,035.34	$4,027.24	$3,752.86

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$4,882.99	$5,175.53	$4,872.95	$4,478.03	$4,466.07	$4,157.17

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2025

Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525
Net income (loss) for the three months ended March 31, 2025		2,537,695		3,738,085	36,049,572
Additions	3,460.697	6,527,793	512.870	2,998,227	33,404,490
Redemptions	(234.951)	(444,267)	(126.981)	(741,157)	(7,504,033)
Offering costs		(54,626)		(82,337)	(569,838)
Balances at March 31, 2025	25,602.883	$48,638,239	11,460.749	$67,478,852	$637,472,716

Net income (loss) for the three months ended June 30, 2025		(2,853,831)		(3,479,063)	(36,454,909)
Additions	8,568.725	15,645,086	267.199	1,531,157	44,282,257
Redemptions	(135.528)	(245,818)	(360.562)	(2,065,827)	(7,986,533)
Offering costs		(64,703)		(81,192)	(531,840)
Balances at June 30, 2025	34,036.080	$61,118,973	11,367.386	$63,383,927	$636,781,691

Six Months Ended June 30, 2024

Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382
Net income (loss) for the three months ended March 31, 2024		2,220,935		4,131,813	36,912,918
Additions	1,078.818	1,732,407	128.509	615,528	11,707,266
Redemptions	(421.229)	(682,629)	(244.478)	(1,183,556)	(23,096,543)
Offering costs		(37,322)		(67,938)	(537,801)
Balances at March 31, 2024	19,322.867	$31,534,647	11,030.311	$55,568,108	$521,566,222

Net income (loss) for the three months ended June 30, 2024		187,232		450,154	1,799,200
Additions	896.541	1,470,470	479.724	2,410,859	8,109,293
Redemptions	(415.649)	(685,506)	(322.694)	(1,636,258)	(13,033,318)
Offering costs		(39,854)		(69,901)	(370,297)
Balances at June 30, 2024	19,803.759	$32,466,989	11,187.341	$56,722,962	$518,071,100

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$1,795.71	$1,899.72	$1,790.74	$1,639.44	$1,631.99	$1,516.25

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$5,575.95	$5,887.82	$5,559.08	$5,070.28	$5,037.76	$4,671.72

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,653.00	$4,027.24	$4,385.15	$3,752.86

Income (loss) from operations:
Total net trading gains (losses) (1)	(264.36)	2.08	11.67	274.32
Net investment income (loss) (1)	1.42	8.70	(2.44)	15.20
Total net income (loss) from operations	(262.94)	10.78	9.23	289.52
Offering costs (1)	(3.67)	(2.68)	(7.99)	(7.04)
Net asset value per unit at end of period	$4,386.39	$4,035.34	$4,386.39	$4,035.34
Total Return (4)	(5.73)%	0.20%	0.03%	7.53%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.16%	4.24%	4.22%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.16%	4.24%	4.22%	4.28%
Net investment income (loss) (2),(3)	0.12%	0.88%	(0.10)%	0.78%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,175.53	$4,466.07	$4,872.95	$4,157.17

Income (loss) from operations:
Total net trading gains (losses) (1)	(294.10)	2.32	12.94	304.01
Net investment income (loss) (1)	1.56	9.64	(2.90)	16.85
Total net income (loss) from operations	(292.54)	11.96	10.04	320.86
Net asset value per unit at end of period	$4,882.99	$4,478.03	$4,882.99	$4,478.03
Total Return (4)	(5.65)%	0.27%	0.21%	7.72%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.20%	4.24%	4.24%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.20%	4.24%	4.24%	4.28%
Net investment income (loss) (2),(3)	0.12%	0.88%	(0.12)%	0.78%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,899.72	$1,631.99	$1,790.74	$1,516.25

Income (loss) from operations:
Total net trading gains (losses) (1)	(108.06)	0.85	4.16	110.96
Net investment income (loss) (1)	6.34	8.65	5.46	16.26
Total net income (loss) from operations	(101.72)	9.50	9.62	127.22
Offering costs (1)	(2.29)	(2.05)	(4.65)	(4.03)
Net asset value per unit at end of period	$1,795.71	$1,639.44	$1,795.71	$1,639.44
Total Return (4)	(5.47)%	0.46%	0.28%	8.12%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.84%	2.96%	2.88%	3.00%
Performance fee (4)	0.00%	0.00%	0.28%	0.00%
Total expenses	2.84%	2.96%	3.16%	3.00%
Net investment income (loss) (2),(3)	1.32%	2.12%	1.14%	2.02%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,887.82	$5,037.76	$5,559.08	$4,671.72

Income (loss) from operations:
Total net trading gains (losses) (1)	(334.99)	2.66	15.54	342.22
Net investment income (loss) (1)	30.23	36.19	15.79	68.79
Total net income (loss) from operations	(304.76)	38.85	31.33	411.01
Offering costs (1)	(7.11)	(6.33)	(14.46)	(12.45)
Net asset value per unit at end of period	$5,575.95	$5,070.28	$5,575.95	$5,070.28
Total Return (4)	(5.30)%	0.65%	0.30%	8.53%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.20%	2.20%	2.22%	2.24%
Performance fee (4)	0.00%	0.00%	0.67%	0.00%
Total expenses	2.20%	2.20%	2.89%	2.24%
Net investment income (loss) (2),(3)	2.12%	2.88%	1.90%	2.80%

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
  JUNE 30, 2025 (Unaudited)

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

The Trust is scheduled to terminate on December 31, 2025 (the “Fixed End Date”) under its current Trust Agreement. However, the Managing Operator has solicited the consent of Unitholders to amend the Trust’s Agreement to eliminate this Fixed End Date, allowing the Trust to continue operating indefinitely. This proposal will be adopted only if approved by holders of more than 50% of the Trust’s outstanding Units as of the record date set forth in the proxy solicitation. If the requisite approval is obtained, the Trust will no longer terminate in 2025 and will continue until dissolved pursuant to the amended Trust Agreement (for example, upon certain events such as the Managing Operator’s withdrawal, insolvency or other standard termination events). If the proposal is not approved, the Trust will remain obligated to terminate on December 31, 2025, as originally scheduled, and will proceed to liquidate its portfolio and distribute assets to Unitholders shortly thereafter. As of the date of these financial statements, the outcome of this consent solicitation is uncertain.

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
JUNE 30, 2025 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2025 and December 31, 2024 and for the periods ended June 30, 2025 and 2024, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	Fair Value at June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$46,504	$0	$0	$46,504
Fixed income securities	0	441,739,686	0	441,739,686

Other Financial Instruments
Exchange-traded futures contracts	15,242,403	0	0	15,242,403
Forward currency contracts	0	(5,170,155)	0	(5,170,155)
Credit default index swap contracts	0	17,288,000	0	17,288,000
Interest rate swap contracts	0	(270,513)	0	(270,513)
Total	$15,288,907	$453,587,018	$0	$468,875,925

	Fair Value at December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,171,167	$0	$0	$7,171,167
Fixed income securities	0	391,962,551	0	391,962,551

Other Financial Instruments
Exchange-traded futures contracts	4,561,959	0	0	4,561,959
Forward currency contracts	0	13,264,493	0	13,264,493
Credit default index swap contracts	0	18,218,751	0	18,218,751
Interest rate swap contracts	0	4,612,454	0	4,612,454
Total	$11,733,126	$428,058,249	$0	$439,791,375

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2025 and December 31, 2024, the amount of unreimbursed offering costs incurred by Campbell & Company is $110,500 and $99,820 for Series A units, $339,836 and $218,854 for Series D units and $326,580 and $285,236 for Series W units, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement  - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.  ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028.  Early adoption and retrospective application are permitted.  Management is currently assessing the impact that this guidance will have, if any, on the Trust’s financial statements.

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
JUNE 30, 2025 (Unaudited)
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
JUNE 30, 2025 (Unaudited)
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
JUNE 30, 2025 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of June 30, 2025. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2025 and 2024, Campbell & Company received redemption fees of $0 and $915, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at June 30, 2025 and December 31, 2024. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At June 30, 2025 and December 31, 2024, the carrying value of such credit derivative contracts purchased was $17,288,000 and $18,218,751, respectively.

	June 30, 2025	December 31, 2024
Credit Default Index Swaps	Maturity Date: June 2030	Maturity Date: December 2029
Investment grade	$143,460,025	$481,459,595
Non-investment grade	144,714,925	151,495,514
Total	$288,174,950	$632,955,109

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2025 and December 31, 2024 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2025 Fair Value	Liability Derivatives at June 30, 2025 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$11,522,204	$(2,267,380)	$9,254,824
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,615,625	(2,023,945)	(408,320)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	7,784,246	(6,558,687)	1,225,559
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	8,373,518	(2,023,416)	6,350,102
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	612,573	(2,848,588)	(2,236,015)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	2,314,801	(1,258,548)	1,056,253
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	40,570,772	(45,740,927)	(5,170,155)
Credit Default Index Swap Contracts**	Credit default index swaps	22,366,029	(5,078,029)	17,288,000
Interest Rate Swap Contracts**	Interest rate swaps	4,898,519	(5,169,032)	(270,513)
Totals		$100,058,287	$(72,968,552)	$27,089,735

*	Derivatives not designated as hedging instruments under ASC 815.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2025 and 2024 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2025	Trading Gains (Losses) for the Three Months Ended June 30, 2024
Agriculture Contracts	$4,424,746	$9,139,048
Energy Contracts	(22,532,809)	(9,776,530)
Metal Contracts	(8,373,060)	6,161,300
Stock Indices Contracts	17,364,028	9,109,859
Short-Term Interest Rate Contracts	5,608,678	5,251,793
Long-Term Interest Rate Contracts	(16,085,206)	(416,568)
Forward Currency Contracts	(20,913,418)	(17,146,960)
Credit default index swap contracts	(1,436,175)	(1,684,119)
Interest rate swap contracts	6,065,724	588,605
Total	$(35,877,492)	$1,226,428

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2025	Trading Gains (Losses) for the Six Months Ended June 30, 2024
Agriculture Contracts	$7,941,263	$6,258,284
Energy Contracts	(19,218,369)	(9,900,837)
Metal Contracts	2,172,013	5,071,563
Stock Indices Contracts	20,373,102	46,452,992
Short-Term Interest Rate Contracts	2,897,976	9,628,808
Long-Term Interest Rate Contracts	(12,713,605)	(4,855,021)
Forward Currency Contracts	(3,238,383)	(21,207,741)
Credit default index swap contracts	(3,998,314)	3,328,363
Interest rate swap contracts	7,750,212	2,994,107
Total	$1,965,895	$37,770,518

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2025	Trading Gains (Losses) for the Three Months Ended June 30, 2024
Futures trading gains (losses):
Realized***	$(28,180,760)	$8,866,559
Change in unrealized	8,587,137	10,602,343
Forward currency trading gains (losses):
Realized***	(9,706,901)	(8,747,069)
Change in unrealized	(11,206,517)	(8,399,891)
Swap trading gains (losses):
Realized***	13,186,054	(5,583,721)
Change in unrealized	(8,556,505)	4,488,207
Total	$(35,877,492)	$1,226,428

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2025	Trading Gains (Losses) for the Six Months Ended June 30, 2024
Futures trading gains (losses):
Realized****	$(9,228,064)	$29,892,512
Change in unrealized	10,680,444	22,763,276
Forward currency trading gains (losses):
Realized****	15,196,265	(19,706,221)
Change in unrealized	(18,434,648)	(1,501,519)
Swap trading gains (losses):
Realized****	6,097,954	9,572,515
Change in unrealized	(2,346,056)	(3,250,045)
Total	$1,965,895	$37,770,518

***
For the three months ended June 30, 2025 and 2024, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(12,161) and $52,888, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $8,841,417 and $(1,046,351), respectively.

****
For the six months ended June 30, 2025 and 2024, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $9,935 and $22,117, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $7,106,288 and $(8,425,416), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
For the three months ended June 30, 2025 and 2024, the monthly average of futures contracts bought and sold was approximately 99,000 and 65,300, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $33,716,900,000 and $9,210,500,000, respectively; and the monthly average of notional value of forward currency contracts was $6,147,800,000 and $6,449,500,000, respectively.

For the six months ended June 30, 2025 and 2024, the monthly average of futures contracts bought and sold was approximately 95,100 and 61,500, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $32,627,800,000 and $9,294,700,000, respectively; and the monthly average of notional value of forward currency contracts was $5,277,400,000 and $6,052,700,000, respectively.

Open contracts generally mature within three months; as of June 30, 2025, the latest maturity date for open futures contracts is September 2026 and the latest maturity date for open forward currency contracts is September 2025. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2030.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2025 and December 31, 2024 was $111,763,483 and $86,292,284, respectively, which equals approximately 18% and 15% of Net Asset Value, respectively. Included in cash deposits with the swaps broker and interbank market maker at June 30, 2025 and December 31, 2024 was restricted cash for margin requirements of $106,980,882 and $66,692,813, respectively, which equals approximately 17% and 12% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,090,180	$(8,609,504)	$7,480,676
Futures contracts	Goldman, Sachs & Co.	16,132,787	(8,371,060)	7,761,727
Forward currency contracts	NatWest Markets Plc	40,570,772	(40,570,772)	0
Centrally cleared swap contracts*	Centrally Cleared	27,264,548	(10,247,061)	17,017,487
Total derivatives		$100,058,287	$(67,798,397)	$32,259,890

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2025
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$7,480,676	$0	$0	$7,480,676
Goldman, Sachs & Co.	7,761,727	0	0	7,761,727
NatWest Markets plc	0	0	0	0
Centrally Cleared	17,017,487	0	0	17,017,487
Total	$32,259,890	$0	$0	$32,259,890

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,609,504	$(8,609,504)	$0
Futures contracts	Goldman, Sachs & Co.	8,371,060	(8,371,060)	0
Forward currency contracts	NatWest Markets Plc	45,740,927	(40,570,772)	5,170,155
Centrally cleared swap contracts	Centrally Cleared	10,247,061	(10,247,061)	0
Total derivatives		$72,968,552	$(67,798,397)	$5,170,155

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2025
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	5,170,155	0	(5,170,155)	0
Centrally Cleared	0	0	0	0
Total	$5,170,155	$0	$(5,170,155)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2024
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,338,493	$(11,053,380)	$1,285,113
Futures contracts	Goldman, Sachs & Co.	13,953,682	(10,676,836)	3,276,846
Forward currency contracts	NatWest Markets Plc	37,015,094	(23,750,601)	13,264,493
Centrally cleared swap contracts*	Centrally Cleared	29,734,550	(6,903,345)	22,831,205
Total derivatives		$93,041,819	$(52,384,162)	$40,657,657

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025 (Unaudited)
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
JUNE 30, 2025 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2025 and December 31, 2024, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2025 and 2024, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2025 and December 31, 2024, the results of operations and financial highlights for the three months and six months ended June 30, 2025 and 2024, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2025 and 2024.

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

As of June 30, 2025, the aggregate capitalization of the Trust was $636,781,691 with Series A, Series B, Series D and Series W comprising $471,441,863, $40,836,928, $61,118,973 and $63,383,927, respectively, of the total. The Net Asset Value per Unit was $4,386.39 for Series A, $4,882.99 for Series B, $1,795.71 for Series D and $5,575.95 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2025 and 2024 for Series A were 0.03% and 7.53%, Series B were 0.21% and 7.72%, Series D were 0.28% and 8.12% and Series W were 0.30% and 8.53%, respectively.

2025 (For the Six Months Ended June 30)

Of the 0.03% return for the six months ended June 30, 2025 for Series A, approximately 0.65% was due to trading gains (before commissions), approximately 2.05% due to investment income and approximately (2.67)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 0.21% return for the six months ended June 30, 2025 for Series B, approximately 0.65% was due to trading gains (before commissions) approximately 2.05% due to investment income and approximately (2.49)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 0.28% return for the six months ended June 30, 2025 for Series D, approximately 0.65% was due to trading gains (before commissions) approximately 2.05% due to investment income and approximately (2.42)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 0.30% return for the six months ended June 30, 2025 for Series W, approximately 0.65% was due to trading gains (before commissions) approximately 2.05% due to investment income and approximately (2.40)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2025, the Trust accrued management fees in the amount of $6,230,120 and paid management fees in the amount of $6,123,713. During the six months ended June 30, 2025, the Trust accrued sales commissions in the amount of $5,277,682 and paid sales commissions in the amount of $5,191,681. During the six months ended June 30, 2025, the Trust accrued performance fees in the amount of $574,435 and paid performance fees in the amount of $574,435.

An analysis of the 0.65% gross trading gains/losses for the Trust for the six months ended June 30, 2025 by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.18)%
Commodities	(1.14)%
Foreign Exchange	(0.32)%
Interest Rates	(1.32)%
Equity Indices	3.61%
0.65%

The Trust realized in a profit in January. Profits came from interest rate, commodity, equity index, and credit holdings, while trading in foreign exchange (FX) had minimal impact on P&L.Fixed income instruments led Trust gains during the month with profits concentrated in long-dated bonds. A short UK gilt position profited early in the month as 10-year yields hit the highest since 2008 amid ongoing worries over the UK fiscal deficit. Japanese government bond prices slid, to the benefit of short positioning, in the wake of the BoJ’s 25bps rate hike coupled with hawkish comments from Governor Ueda. Adding to fixed income gains, a receiver position (desire rates lower) in MXN Interest Rate Swaps profited on back of expectations for an accelerated cutting cycle from Banxico. In the credit indices, short protection positions resulted in additional gains as the major credit spreads narrowed on the month amid the broader risk-on flows. Commodity positions generated further gains during the month. Meat holdings produced the largest gains for the sector as cattle markets rallied to record highs driven by tight supply expectations. Both precious and industrial metal positioning provided additional returns due to the weaker dollar, as well as the volatility surrounding the Trump tariff uncertainty. Long positioning in equity indices produced additional gains for the Trust in January. Stocks strengthened to kick off the year as Trump’s initial tariff action and commentary was more benign than expected, and strong earnings results provided support to the equity market. While stocks finished higher on the month, some risk overhangs remain, including Chinese startup DeepSeek’s lower-cost AI model casting doubts on lofty tech valuations. Foreign exchange trading had limited P&L impact as gains in the emerging FX markets (EM) were offset by losses in the developed markets (DM). It was an extremely choppy month for foreign exchange as DM and EM alike whipsawed on back of mixed data releases, the potential impact of tariffs, and shifting central bank expectations..

The Trust realized a loss in February. Losses came from commodity, interest rate, and stock index positions, while foreign exchange (FX) holdings produced some partially offsetting gains during the month. Credit trading had limited impact on P&L in February. Commodity positions led Trust losses during the month. The dominant losses were found in long positioning in the meat markets. While the complex started the year off strong, February saw weakness in the wake of decreased slaughter activity and expectations for increased production. Soft holdings produced additional losses, driven by long cocoa, which weakened as demand concerns overshadowed tight supplies. Fixed income instruments generated further losses during February. Short positioning in US Treasuries dominated losses after prices rallied (yields fell) on the back of weak economic data, and speculation that tariffs could worsen the global growth situation. In response, traders ratcheted up their expectations for Fed rate cuts this year putting further upward pressure on prices. Receiver positions (desire rates lower) in MXN Interest Rate Swaps provided some partially offsetting gains on back of rate cut expectations from the Banxico amid the expected Trump trade levies against Mexico. Positioning in the credit indices resulted in relatively unchanged P&L. As European risk outperformed on the month, modest gains in short protection positions on certain European indices offset losses in short protection against the US CDX markets. Stock indices produced additional losses for the Trust during February with the greatest declines seen from the APAC and US regions. Largely long global equities positioning underwhelmed as uncertainty surrounding President Trump’s tariff policies led to risk-off trading. Growth worries, sticky inflation, and stretched valuations also weighed on prices during the month. FX trading led to some partially offsetting gains in February. Currencies were relatively less reactive to tariff headlines than they had been after the US election results. The Trust’s largest gains came from short New Zealand and Australian dollars (against long USD) with those currencies selling off in the back half of the month after rate cuts from their respective central banks.

The Trust realized a profit in March. Profits came from commodity and foreign exchange (FX) holdings, while credit, stock index, and interest rate positions produced some partially offsetting losses. Commodities provided strong returns for the Trust in March, led by long precious metal holdings. Bullion prices broadly rose throughout the month, with gold marking several new all-time highs, as global trade war concerns, geopolitical risks, and macro uncertainties sparked haven demand. Additional profits were experienced in the energy and meat sub-sectors. FX trading also contributed positively during the month. Gains came from long positions in both the emerging and developed market currencies (versus short USD) as the dollar experienced a broad sell-off with tariff headlines and policy uncertainty driving sentiment. The European currencies were the dominant outperformers as the euro rallied sharply after Germany unveiled their largest defense spending package in post-unified German history. The Trust’s short-term strategies quickly pivoted from being short EURUSD to long, resulting in one of the most profitable FX positions. Fixed income and the credit instruments experienced partially offsetting losses on mixed regional positioning. German bonds experienced their worst day since 1990 on the aforementioned military and infrastructure plans, to the detriment of long positioning. However, partially offsetting gains were seen from short positions in longer-dated UST futures as concerns that tariff policies would be inflationary pushed yields higher. In the credit indices, short protection positions incurred losses with credit spreads widening alongside the broader move lower in risk assets. Stock indices also had a negative P&L impact in March. Net Trust positioning fluctuated between long and short during a volatile month for equities. Nearly all major global benchmarks logged losses as markets grappled with the uncertainty surrounding Trump’s tariff policies and the potential implications on global growth. Geopolitical and AI capex bubble concerns also weighed on sentiment. US stock markets saw outsized losses compared to international counterparts amid concerns over fading US exceptionalism.

The Trust realized a loss in April. Losses came from commodity, credit, stock, and foreign exchange (FX) positions, while interest rate holdings contributed some partially offsetting gains during the month. The commodity sector led the Trust lower during the month. Long energy positions to start the month generated the largest sub-sector losses with the complex selling-off sharply as harsher-than-expected “Liberation Day” tariffs and an escalating trade war threatened to cripple global demand. A shock announcement by OPEC+ to increase oil supply added to downward price pressures. Additional losses for the Trust came from industrial metals, precious metals, and soft commodity holdings. Stock indices also had a negative P&L impact in April amid extreme trading volatility. Long European and some Asian stock holdings produced the bulk of the monthly losses as equity markets reacted sharply to the downside amid global growth fears on the back of President Trump’s larger-than-anticipated reciprocal tariffs announcement. Stocks rebounded to close out the month as the Trump administration softened its trade stance and amid positive earnings takeaways. Initial short positioning in the credit indices produced losses for the Trust as spreads widened on the back of the heightened risk-off trading at the start of the month. FX trading contributed additional losses with the greatest impact coming from the emerging market currencies. It was also an extraordinarily volatile month for the sector as the proposed tariffs sparked a sharp dollar selloff, while subsequent trade war headlines, growth fears, and Fed Independence concerns extended USD selling. Fixed income instruments generated large, partially offsetting returns. President Trump’s announcement of extensive tariff increases, alongside confrontations with the Federal Reserve, shook investors’ confidence in American assets resulting in substantial price declines in US long bonds, benefiting short positioning. Meanwhile, European bond prices rose with a safe haven bid and ECB easing, making long positioning across all tenors profitable. A receiver position (desire rates lower) in New Zealand IRS generated gains after the RBNZ cut by 25bps. An anticipated rate cut in the Czech Republic produced additional gains in a receiver position in Czech IRS.

The Trust realized a loss in May. Losses came from interest rate, foreign exchange (FX), and commodity positions, while stock and credit index holdings contributed some partially offsetting gains during the month. Fixed income instruments led the Trust lower in May as global bond prices slid (yields rose) amid US deficit concerns, ongoing trade negotiations, and hot inflation readings. Long UK gilt positioning was the biggest detractor as prices dropped following a hawkish BoE vote and US-UK trade deal. German bond prices slumped on higher-than-expected Eurozone inflation, to the detriment of long positioning. A JGB short delivered partially offsetting gains as prices fell amid historically weak bond auctions. Foreign exchange trading led to additional losses. The broader dollar index experienced a significant whipsaw move over the month, ultimately finishing near flat as the market reacted to an agreement between the US and China to pause certain tariffs for 90 days. A rally in the Taiwanese dollar resulted in the currency being the Trust’s biggest single detractor in May. The TWD appreciated rapidly versus the USD at the start of the month amid a recovery in tech stocks, strong Taiwanese macro data, and news that Taiwan’s government may allow the currency to strengthen as part of US trade talks. Within commodities, net short energy positions contributed the largest sub-sector loss for the Trust. The energy complex rallied alongside risk assets amid easing trade tensions and extended geopolitical concerns. Prices were capped to the upside on reports OPEC+ is considering an additional production hike. Industrial metals and grains generated additional losses during the month. Long stock index positioning produced partially offsetting gains for the Trust. Global equity markets posted strong monthly returns as they continued to recover from the post-Liberation Day lows amid a de-escalation of trade tensions. Bullish AI takeaways provided additional tailwinds for equities throughout the month. Markets seemed to largely shake off the Moody’s downgrade of US government debt, though deficit concerns related to the US House reconciliation bill produced some headwinds. Short protection positions on the credit indices also generated gains as credit spreads narrowed sharply amid the broader rally in risk.

The Trust realized a loss in June. Losses came from fixed income and foreign exchange (FX) positions while stock, commodity, and credit holdings produced some partially offsetting gains. Fixed income instruments led the Trust lower in June. In the US, positive trade developments, softer inflation, and dovish Fed headlines all contributed to lower yields, hurting mostly short positioning in long-dated tenors. Over in Europe, the ECB cut rates 25bps as expected but signals from Lagarde were mixed as the ECB hinted at the end of the cutting cycle. With this hawkish development, yields rallied to the detriment of long positioning in German bonds. A surprise cut from Norges bank saw Norwegian yields plummet, hurting the payer NOK IRS position (desire rates higher). In FX trading, losses experienced in the Developed Market (DM) currencies more than offset the gains realized in the Emerging Market (EM) sub-sector. After several weeks of choppy trading, the dollar index ultimately finished June at fresh 3-year lows. Some of the more volatile currencies on the month, and the largest losses for the Trust, were AUD and NZD. The antipodean currencies were challenging to trade after the US attacks on Iran and the uncertainty around the effects on commodity prices. In the EM markets, long BRL was the biggest gainer on the month as the Brazilian real benefited from carry dynamics and continued appreciation relative to the USD. Stock index positions produced partially offsetting gains as most major benchmarks advanced. Long positions in US and APAC equity benchmarks led the way as the two regions benefitted greatly from positive trade talks, resulting in deals between the US and China. A dovish repricing around the Fed rate path also supported prices, while the US reconciliation bill and geopolitical concerns remained key overhangs. Net short protection positioning in the credit indices produced additional gains as spreads narrowed on the back of risk-on trading. Commodity holdings also generated some partially offsetting gains during the month. Long cattle positions generated positive returns as meat prices rose on strong demand and tighter supply fears. Industrial metal longs were also additive as the complex was buoyed by a weaker dollar, tariff concerns, and geopolitical developments.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2025 and December 31, 2024 and the trading gains/losses by market category for the six months ended June 30, 2025 and the year ended December 31, 2024.

	June 30, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.21%	(0.18)%
Commodities	0.89%	(1.14)%
Foreign Exchange	0.91%	(0.32)%
Interest Rates	0.85%	(1.32)%
Equity Indices	0.62%	3.61%
Aggregate/Total	1.74%	0.65%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2025.

Of the 0.03% return for the six months ended June 30, 2025 for Series A, approximately 0.65% was due to trading gains (before commissions), approximately 2.05% due to investment income and approximately (2.67)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 0.21% return for the six months ended June 30, 2025 for Series B, approximately 0.65% was due to trading gains (before commissions) approximately 2.05% due to investment income and approximately (2.49)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 0.28% return for the six months ended June 30, 2025 for Series D, approximately 0.65% was due to trading gains (before commissions) approximately 2.05% due to investment income and approximately (2.42)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 0.30% return for the six months ended June 30, 2025 for Series W, approximately 0.65% was due to trading gains (before commissions) approximately 2.05% due to investment income and approximately (2.40)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2025 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2025.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2025 and December 31, 2024, (ii) Statements of Financial Condition As of June 30, 2025 and December 31, 2024, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2025 and 2024, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2025 and 2024, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2025 and 2024, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2025 and 2024, (vii) Notes to Financial Statements.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2025 and December 31, 2024, (ii) Statements of Financial Condition As of June 30, 2025 and December 31, 2024, (iii) Statements of Operations For the Three Months and Six Months Ended June 30, 2025 and 2024, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2025 and 2024, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2025 and 2024, (vi) Financial Highlights For the Three Months and Six Months Ended June 30, 2025 and 2024, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 13, 2025	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer