Form 10-Q
period 2025-09-30
CAMPBELL FUND TRUST
filed 2025-11-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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

The Registrant has no voting stock. As of September 30, 2025, there were 107,539.600 Series A Units, 8,144.814 Series B Units, 38,405.014 Series D Units, and 11,186.008 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$29,602,147	4.58%
	Equipment Loans	2,056,587	0.32%
	Total Asset Backed Securities (cost $31,598,730)	31,658,734	4.90%

	Bank Deposits
	France
	Financials (cost $3,124,531)	3,123,159	0.48%
	United States
	Financials (cost $9,574,655)	9,576,118	1.48%
	Total Bank Deposits (cost $12,699,186)	12,699,277	1.96%

	Commercial Paper
	Canada
	Financials	8,189,055	1.27%
	Materials	11,353,970	1.76%
	Total Canada (cost $19,545,938)	19,543,025	3.03%
	Ireland
	Financials (cost $3,589,353)	3,588,199	0.56%
	United Kingdom
	Financials (cost $15,037,224)	15,035,506	2.33%
	United States
	Consumer Discretionary	22,332,740	3.46%
	Consumer Staples	5,166,963	0.80%
	Energy	2,059,185	0.32%
	Financials	56,334,552	8.72%
	Health Care	6,541,303	1.01%
	Industrials	10,064,624	1.56%
	Materials	3,208,733	0.50%
	Real Estate	18,630,430	2.88%
	Utilities	48,981,816	7.58%
	Total United States (cost $173,346,548)	173,320,346	26.83%
	Total Commercial Paper (cost $211,519,063)	211,487,076	32.75%

	Corporate Bonds
	Australia
	Financials	6,026,643	0.93%
	Materials	518,618	0.08%
	Total Australia (cost $6,509,421)	6,545,261	1.01%
	Canada
	Energy	1,934,037	0.30%
	Materials	2,352,759	0.36%
	Financials	13,152,846	2.04%
	Total Canada (cost $17,401,253)	17,439,642	2.70%
	Japan
	Consumer Discretionary	1,137,208	0.18%
	Financials	2,216,146	0.34%
	Total Japan (cost $3,329,986)	3,353,354	0.52%
	Netherlands
	Financials (cost $1,874,995)	$1,882,050	0.29%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,182,314	0.34%
	Consumer Discretionary	8,862,532	1.37%
	Consumer Staples	3,846,090	0.60%
	Energy	4,485,627	0.69%
	Financials	16,241,369	2.51%
	Health Care	6,482,044	1.00%
	Industrials	909,192	0.14%
	Real Estate	5,556,200	0.86%
	Technology	4,788,627	0.74%
	Utilities	4,543,139	0.70%
	Total United States (cost $57,570,865)	57,897,134	8.95%
	Total Corporate Bonds (cost $86,686,520)	87,117,441	13.47%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$26,850,000	U.S. Treasury Bills Due 10/09/2025(1)	26,825,844	4.15%
$15,700,000	U.S. Treasury Bills Due 11/13/2025(1)	15,624,802	2.42%
$44,300,000	U.S. Treasury Bills Due 12/04/2025(1)	43,992,853	6.81%
	Total Government And Agency Obligations (cost $86,432,159)	86,443,499	13.38%

	Total Fixed Income Securities (cost $428,935,658)(2)	$429,406,027	66.46%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $86,443,499 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2025 (Unaudited)

SHORT TERM INVESTMENTS
Description	Fair Value ($)	% of Net Asset Value
Money Market Funds
United States
Money Market Funds (cost $8,590)	$8,590	0.00%
Total Short Term Investments (cost $8,590)	$8,590	0.00%

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(626,415)	(0.10)%
Energy	(735,948)	(0.11)%
Metals	10,144,365	1.57%
Stock indices	3,761,079	0.58%
Short-term interest rates	(1,802,914)	(0.28)%
Long-term interest rates	(1,034,124)	(0.16)%
Net unrealized gain (loss) on long futures contracts	9,706,043	1.50%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	7,203,480	1.12%
Energy	932,691	0.14%
Metals	(7,864,852)	(1.22)%
Stock indices	(359,466)	(0.06)%
Short-term interest rates	545,264	0.08%
Long-term interest rates	(212,290)	(0.03)%
Net unrealized gain (loss) on short futures contracts	244,827	0.03%
Net unrealized gain (loss) on open futures contracts	$9,950,870	1.53%

FORWARD CURRENCY CONTRACTS

Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$505,038	0.08%
Various short forward currency contracts	5,728,301	0.89%
Net unrealized gain (loss) on open forward currency contracts	$6,233,339	0.97%

CREDIT DEFAULT INDEX SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $22,476,163)	$22,515,182	3.49%
Centrally cleared credit default index swaps - protection purchased (net proceeds $1,060,465)	(1,057,838)	(0.16)%
Total credit default swaps (net cost $21,415,698)(3)	$21,457,344	3.33%

INTEREST RATE SWAPS

Description	Fair Value ($)	% of Net Asset Value
Centrally cleared interest rate swaps - receive fixed (net proceeds $2,294,639)	$(1,532,486)	(0.24)%
Centrally cleared interest rate swaps - pay fixed (net cost $2,367,652)	3,817,316	0.59%
Total interest rate swaps (net cost $73,013)(4)	$2,284,830	0.35%

(3)
Includes $21,483,799 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $(2,024,831) of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Equity in futures brokers trading accounts
Cash	$42,515,210	$43,175,820
Restricted cash	5,696,559	3,149,899
Fixed income securities (cost $86,432,159 and $86,267,266, respectively)	86,443,499	86,292,284
Net unrealized gain (loss) on open futures contracts	9,950,870	4,561,959
Total equity in futures brokers trading accounts	144,606,138	137,179,962

Cash and cash equivalents	19,872,773	10,548,219
Cash at interbank market maker	11,114,934	9,917,220
Restricted cash at interbank market maker	53,239,585	51,813,175
Short term investments (cost $8,590 and $7,171,167, respectively)	8,590	7,171,167
Cash at swaps broker	31,620,228	31,154,093
Restricted cash at swaps broker	39,344,690	11,729,739
Fixed income securities (cost $342,503,499 and $305,267,050, respectively)	342,962,528	305,670,267
Credit default index swaps	0	155,036
Interest rate swaps	4,309,661	6,420,951
Due from swaps broker	349,600	368,950
Net unrealized gain on open forward currency contracts	6,233,339	13,264,493
Interest receivable	1,865,889	1,902,177
Total assets	$655,527,955	$587,295,449

LIABILITIES
Redemptions payable	$7,020,362	$1,830,213
Management fee payable	1,084,183	949,376
Payable to custodian	0	7,165,000
Sales commission payable	874,189	768,757
Accounts payable	235,431	254,434
Credit default index swaps	26,455	0
Offering costs payable	183,265	141,857
Accrued commissions and other trading fees on open contracts	124,814	93,287
Total liabilities	9,548,699	11,202,924

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 107,539.600 and 98,800.557 units outstanding at September 30, 2025 and December 31, 2024	473,666,605	433,255,243
Series B Units – Redeemable
Other Unitholders - 8,144.814 and 8,454.757 units outstanding at September 30, 2025 and December 31, 2024	39,965,852	41,199,604
Series D Units – Redeemable
Other Unitholders - 38,405.014 and 22,377.137 units outstanding at September 30, 2025 and December 31, 2024	69,432,576	40,071,644
Series W Units – Redeemable
Other Unitholders - 11,186.008 and 11,074.860 units outstanding at September 30, 2025 and December 31, 2024	62,914,223	61,566,034
Total unitholders’ capital (Net Asset Value)	645,979,256	576,092,525
Total liabilities and unitholders’ capital (Net Asset Value)	$655,527,955	$587,295,449

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$4,064,026	$23,970,354	$(5,164,038)	$53,862,866
Change in unrealized	(5,291,532)	(8,141,185)	5,388,911	14,622,091
Brokerage commissions	(1,545,498)	(832,273)	(3,781,844)	(2,233,331)
Net gain (loss) from futures trading	(2,773,004)	14,996,896	(3,556,971)	66,251,626

Forward currency trading gains (losses)
Realized	(13,750,149)	1,966,672	1,446,116	(17,739,549)
Change in unrealized	11,403,494	10,373,174	(7,031,154)	8,871,655
Brokerage commissions	(103,043)	(114,262)	(281,932)	(491,916)
Net gain (loss) from forward currency trading	(2,449,698)	12,225,584	(5,866,970)	(9,359,810)

Swap trading gains (losses)
Realized	4,510,111	8,483,272	10,608,065	18,055,786
Change in unrealized	4,084,525	(3,224,352)	1,738,470	(6,474,398)
Net gain (loss) from swap trading	8,594,636	5,258,920	12,346,535	11,581,388
Total net trading gain (loss)	3,371,934	32,481,400	2,922,594	68,473,204

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,561,006	6,700,093	19,314,572	19,634,265
Realized gain (loss) on fixed income securities	16,396	(101,384)	103,866	155,105
Change in unrealized gain (loss) on fixed income securities	106,444	720,402	42,134	446,875
Total investment income (loss)	6,683,846	7,319,111	19,460,572	20,236,245

Expenses
Management fee	3,171,271	2,709,484	9,401,392	7,886,082
Sales commission	2,661,845	2,307,070	7,939,527	6,739,372
Operating expenses	357,849	321,528	1,008,337	909,446
Performance fee	0	0	574,435	0
Total expenses	6,190,965	5,338,082	18,923,691	15,534,900
Net investment income (loss)	492,881	1,981,029	536,881	4,701,345
NET INCOME (LOSS)	$3,864,815	$34,462,429	$3,459,475	$73,174,549

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$22.68	$265.40	$19.32	$556.32
Series B	$20.17	$293.61	$30.37	$615.71
Series D	$17.65	$114.41	$10.75	$242.31
Series W	$54.71	$364.07	$77.61	$777.37

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$18.19	$262.21	$19.43	$544.69
Series B	$23.92	$294.45	$33.96	$615.31
Series D	$12.19	$111.08	$17.16	$234.27
Series W	$48.42	$353.75	$65.29	$752.31

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	108,111.866	96,429.507	104,338.112	97,756.513
Series B	8,271.867	8,638.560	8,387.133	8,878.723
Series D	35,560.339	20,262.248	28,964.529	19,505.791
Series W	11,303.960	11,029.272	11,306.138	11,059.594

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from (for) operating activities
Net income (loss)	$3,459,475	$73,174,549
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(138,361)	(17,466,223)
(Increase) decrease in interest receivable	36,288	(281,325)
(Increase) decrease in due from swaps broker	19,350	(100,664)
Increase (decrease) in payable to custodian	(7,165,000)	0
Increase (decrease) in payable for securities purchased	0	904,958
Increase (decrease) in accounts payable and accrued expenses	252,763	172,571
Net purchases from swaps broker	4,031,252	(5,176,791)
Purchases of investments	(3,842,025,155)	(3,293,419,550)
Sales/maturities of investments	3,811,786,392	3,261,356,223
Net cash from (for) operating activities	(29,742,996)	19,163,748

Cash flows from (for) financing activities
Addition of units	95,667,183	49,145,080
Redemption of units	(22,441,067)	(49,076,240)
Offering costs paid	(1,567,306)	(1,321,160)
Net cash from (for) financing activities	71,658,810	(1,252,320)

Net increase (decrease) in cash, cash equivalents and restricted cash	41,915,814	17,911,428

Cash, cash equivalents and restricted cash at beginning of period	161,488,165	163,411,690
Cash, cash equivalents and restricted cash at end of period	$203,403,979	$181,323,118

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$42,515,210	$43,175,820
Restricted cash	5,696,559	3,149,899
Cash and cash equivalents	19,872,773	10,548,219
Cash at interbank market maker	11,114,934	9,917,220
Restricted cash at interbank market maker	53,239,585	51,813,175
Cash at swaps broker	31,620,228	31,154,093
Restricted cash at swaps broker	39,344,690	11,729,739
Total cash, cash equivalents and restricted cash at end of period	$203,403,979	$161,488,165

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2025

Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604
Net income (loss) for the three months ended March 31, 2025		27,215,044		2,558,748
Additions	5,194.018	23,812,774	12.802	65,696
Redemptions	(1,340.708)	(6,201,909)	(22.564)	(116,700)
Offering costs		(432,875)		0
Balances at March 31, 2025	102,653.867	$477,648,277	8,444.995	$43,707,348

Net income (loss) for the three months ended June 30, 2025		(27,651,168)		(2,470,847)
Additions	5,996.081	27,041,937	12.871	64,077
Redemptions	(1,171.647)	(5,211,238)	(94.764)	(463,650)
Offering costs		(385,945)		0
Balances at June 30, 2025	107,478.301	$471,441,863	8,363.102	$40,836,928

Net income (loss) for the three months ended September 30, 2025		2,452,032		166,858
Additions	2,066.526	8,871,010	13.009	62,599
Redemptions	(2,005.227)	(8,748,240)	(231.297)	(1,100,533)
Offering costs		(350,060)		0
Balances at September 30, 2025	107,539.600	$473,666,605	8,144.814	$39,965,852

Nine Months Ended September 30, 2024

Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608
Net income (loss) for the three months ended March 31, 2024		27,748,720		2,811,450
Additions	2,406.028	9,329,266	6.938	30,065
Redemptions	(5,317.370)	(20,725,801)	(117.654)	(504,557)
Offering costs		(432,541)		0
Balances at March 31, 2024	97,839.126	$394,021,901	9,055.283	$40,441,566

Net income (loss) for the three months ended June 30, 2024		1,042,911		118,903
Additions	1,040.713	4,195,388	7.292	32,576
Redemptions	(2,212.915)	(8,915,701)	(398.679)	(1,795,853)
Offering costs		(260,542)		0
Balances at June 30, 2024	96,666.924	$390,083,957	8,663.896	$38,797,192

Net income (loss) for the three months ended September 30, 2024		25,592,359		2,536,367
Additions	1,573.339	6,613,259	10.813	50,569
Redemptions	(1,751.425)	(7,327,800)	(122.545)	(569,103)
Offering costs		(295,860)		0
Balances at September 30, 2024	96,488.838	$414,665,915	8,552.164	$40,815,025

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$4,404.58	$4,386.39	$4,653.00	$4,385.15

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$4,297.55	$4,035.34	$4,027.24	$3,752.86

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$4,906.91	$4,882.99	$5,175.53	$4,872.95

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$4,772.48	$4,478.03	$4,466.07	$4,157.17

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2025

Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525
Net income (loss) for the three months ended March 31, 2025		2,537,695		3,738,085	36,049,572
Additions	3,460.697	6,527,793	512.870	2,998,227	33,404,490
Redemptions	(234.951)	(444,267)	(126.981)	(741,157)	(7,504,033)
Offering costs		(54,626)		(82,337)	(569,838)
Balances at March 31, 2025	25,602.883	$48,638,239	11,460.749	$67,478,852	$637,472,716

Net income (loss) for the three months ended June 30, 2025		(2,853,831)		(3,479,063)	(36,454,909)
Additions	8,568.725	15,645,086	267.199	1,531,157	44,282,257
Redemptions	(135.528)	(245,818)	(360.562)	(2,065,827)	(7,986,533)
Offering costs		(64,703)		(81,192)	(531,840)
Balances at June 30, 2025	34,036.080	$61,118,973	11,367.386	$63,383,927	$636,781,691

Net income (loss) for the three months ended September 30, 2025		627,530		618,395	3,864,815
Additions	4,585.061	8,153,292	162.436	893,535	17,980,436
Redemptions	(216.127)	(388,235)	(343.814)	(1,903,642)	(12,140,650)
Offering costs		(78,984)		(77,992)	(507,036)
Balances at September 30, 2025	38,405.014	$69,432,576	11,186.008	$62,914,223	$645,979,256

Nine Months Ended September 30, 2024

Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382
Net income (loss) for the three months ended March 31, 2024		2,220,935		4,131,813	36,912,918
Additions	1,078.818	1,732,407	128.509	615,528	11,707,266
Redemptions	(421.229)	(682,629)	(244.478)	(1,183,556)	(23,096,543)
Offering costs		(37,322)		(67,938)	(537,801)
Balances at March 31, 2024	19,322.867	$31,534,647	11,030.311	$55,568,108	$521,566,222

Net income (loss) for the three months ended June 30, 2024		187,232		450,156	1,799,202
Additions	896.541	1,470,470	479.724	2,410,859	8,109,293
Redemptions	(415.649)	(685,506)	(322.694)	(1,636,258)	(13,033,318)
Offering costs		(39,854)		(69,901)	(370,297)
Balances at June 30, 2024	19,803.759	$32,466,989	11,187.341	$56,722,964	$518,071,102

Net income (loss) for the three months ended September 30, 2024		2,318,286		4,015,417	34,462,429
Additions	2,282.666	3,890,900	254.944	1,347,749	11,902,477
Redemptions	(821.985)	(1,408,687)	(460.309)	(2,446,182)	(11,751,772)
Offering costs		(43,568)		(73,373)	(412,801)
Balances at September 30, 2024	21,264.440	$37,223,920	10,981.976	$59,566,575	$552,271,435

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$1,807.90	$1,795.71	$1,899.72	$1,790.74

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$1,750.52	$1,639.44	$1,631.99	$1,516.25

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$5,624.37	$5,575.95	$5,887.82	$5,559.08

September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
$5,424.03	$5,070.28	$5,037.76	$4,671.72

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,386.39	$4,035.34	$4,385.15	$3,752.86

Income (loss) from operations:
Total net trading gains (losses) (1)	21.54	252.96	33.15	527.35
Net investment income (loss) (1)	(0.11)	12.32	(2.52)	27.46
Total net income (loss) from operations	21.43	265.28	30.63	554.81
Offering costs (1)	(3.24)	(3.07)	(11.20)	(10.12)
Net asset value per unit at end of period	$4,404.58	$4,297.55	$4,404.58	$4,297.55
Total Return (4)	0.41%	6.50%	0.44%	14.51%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.20%	4.32%	4.21%	4.28%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.20%	4.32%	4.21%	4.28%
Net investment income (loss) (2),(3)	0.00%	1.20%	(0.08)%	0.91%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,882.99	$4,478.03	$4,872.95	$4,157.17

Income (loss) from operations:
Total net trading gains (losses) (1)	24.04	280.76	37.00	584.92
Net investment income (loss) (1)	(0.12)	13.69	(3.04)	30.39
Total net income (loss) from operations	23.92	294.45	33.96	615.31
Net asset value per unit at end of period	$4,906.91	$4,772.48	$4,906.91	$4,772.48
Total Return (4)	0.49%	6.58%	0.70%	14.80%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.24%	4.32%	4.25%	4.29%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.24%	4.32%	4.25%	4.29%
Net investment income (loss) (2),(3)	0.00%	1.20%	(0.08)%	0.91%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,795.71	$1,639.44	$1,790.74	$1,516.25

Income (loss) from operations:
Total net trading gains (losses) (1)	8.89	102.86	12.40	213.75
Net investment income (loss) (1)	5.52	10.37	11.61	26.71
Total net income (loss) from operations	14.41	113.23	24.01	240.46
Offering costs (1)	(2.22)	(2.15)	(6.85)	(6.19)
Net asset value per unit at end of period	$1,807.90	$1,750.52	$1,807.90	$1,750.52
Total Return (4)	0.68%	6.78%	0.96%	15.45%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.96%	3.00%	2.91%	2.99%
Performance fee (4)	0.00%	0.00%	0.25%	0.00%
Total expenses	2.96%	3.00%	3.16%	2.99%
Net investment income (loss) (2),(3)	1.24%	2.44%	1.17%	2.16%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2025 and 2024. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,575.95	$5,070.28	$5,559.08	$4,671.72

Income (loss) from operations:
Total net trading gains (losses) (1)	27.88	318.29	43.43	660.53
Net investment income (loss) (1)	27.44	42.11	43.22	110.88
Total net income (loss) from operations	55.32	360.40	86.65	771.41
Offering costs (1)	(6.90)	(6.65)	(21.36)	(19.10)
Net asset value per unit at end of period	$5,624.37	$5,424.03	$5,624.37	$5,424.03
Total Return (4)	0.87%	6.98%	1.17%	16.10%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.24%	2.28%	2.23%	2.25%
Performance fee (4)	0.00%	0.00%	0.68%	0.00%
Total expenses	2.24%	2.28%	2.91%	2.25%
Net investment income (loss) (2),(3)	2.00%	3.20%	1.93%	2.93%

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
  SEPTEMBER 30, 2025 (Unaudited)

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

On September 15, 2025, Campbell Fund Trust (the “Trust”) entered into an Amended and Restated Declaration of Trust and Trust Agreement (the “Amended Trust Agreement”) with U.S. Bank Trust National Association, as trustee, and Campbell & Company, LP, as managing operator. The Amended Trust Agreement was approved by the requisite vote of the Trust’s unitholders, as described in the Trust’s definitive proxy statement filed with the Securities and Exchange Commission on May 29, 2025.

The principal change effected by the Amended Trust Agreement is the elimination of the Trust’s fixed termination date of December 31, 2025. Under the Amended Trust Agreement, the Trust will continue in existence indefinitely until the first to occur of the following: (i) the withdrawal, insolvency, death, incapacity, or bankruptcy of the managing operator as described in the Amended Trust Agreement; (ii) the termination or suspension of trading in commodity futures, or if trading becomes impossible or economically unfeasible as determined solely by the managing operator; or (iii) the dissolution of the Trust by operation of law or judicial decree.

All other material terms of the Trust Agreement remain unchanged.

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
SEPTEMBER 30, 2025 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2025 and December 31, 2024 and for the periods ended September 30, 2025 and 2024, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	Fair Value at September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$8,590	$0	$0	$8,590
Fixed income securities	0	429,406,027	0	429,406,027

Other Financial Instruments
Exchange-traded futures contracts	9,950,870	0	0	9,950,870
Forward currency contracts	0	6,233,339	0	6,233,339
Credit default index swap contracts	0	21,457,344	0	21,457,344
Interest rate swap contracts	0	2,284,830	0	2,284,830
Total	$9,959,460	$459,381,540	$0	$469,341,000

	Fair Value at December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,171,167	$0	$0	$7,171,167
Fixed income securities	0	391,962,551	0	391,962,551

Other Financial Instruments
Exchange-traded futures contracts	4,561,959	0	0	4,561,959
Forward currency contracts	0	13,264,493	0	13,264,493
Credit default index swap contracts	0	18,218,751	0	18,218,751
Interest rate swap contracts	0	4,612,454	0	4,612,454
Total	$11,733,126	$428,058,249	$0	$439,791,375

The gross presentation of the fair value of the Trust’s derivatives by instrument type is shown in Note 12. See Condensed Schedules of Investments for additional detail categorization.

E. Cash and Cash Equivalents

Cash and cash equivalents includes cash and overnight money market investments at financial institutions.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2025 and December 31, 2024, the amount of unreimbursed offering costs incurred by Campbell & Company is $129,075 and $99,820 for Series A units, $385,424 and $218,854 for Series D units and $336,030 and $285,236 for Series W units, respectively.

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
SEPTEMBER 30, 2025 (Unaudited)
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
SEPTEMBER 30, 2025 (Unaudited)
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
SEPTEMBER 30, 2025 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2025. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2025 and 2024, Campbell & Company received redemption fees of $0 and $5,410, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at September 30, 2025 and December 31, 2024. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At September 30, 2025 and December 31, 2024, the carrying value of such credit derivative contracts purchased was $21,457,344 and $18,218,751, respectively.

	September 30, 2025	December 31, 2024
Credit Default Index Swaps	Maturity Date: December 2030	Maturity Date: December 2029
Investment grade	$323,126,124	$481,459,595
Non-investment grade	298,932,206	151,495,514
Total	$622,058,330	$632,955,109

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2025 and December 31, 2024 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2025 Fair Value	Liability Derivatives at September 30, 2025 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$8,026,405	$(1,449,340)	$6,577,065
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,586,306	(1,389,563)	196,743
Metal Contracts	Net unrealized gain (loss) on open futures contracts	11,602,601	(9,323,088)	2,279,513
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	4,184,809	(783,196)	3,401,613
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	658,182	(1,915,832)	(1,257,650)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,017,923	(2,264,337)	(1,246,414)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	25,526,935	(19,293,596)	6,233,339
Credit Default Index Swap Contracts**	Credit default index swaps	25,080,452	(3,623,108)	21,457,344
Interest Rate Swap Contracts**	Interest rate swaps	7,254,842	(4,970,012)	2,284,830
Totals		$84,938,455	$(45,012,072)	$39,926,383

*	Derivatives not designated as hedging instruments under ASC 815.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2025 and 2024 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2025	Trading Gains (Losses) for the Three Months Ended September 30, 2024
Agriculture Contracts	$18,434,410	$9,830,405
Energy Contracts	(3,340,022)	(7,644,092)
Metal Contracts	10,450,573	(3,226,588)
Stock Indices Contracts	24,984,581	8,160,493
Short-Term Interest Rate Contracts	(7,443,435)	4,066,148
Long-Term Interest Rate Contracts	(44,313,613)	4,642,803
Forward Currency Contracts	(2,346,655)	12,339,846
Credit default index swap contracts	5,267,100	1,455,898
Interest rate swap contracts	3,327,536	3,803,022
Total	$5,020,475	$33,427,935

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2025	Trading Gains (Losses) for the Nine Months Ended September 30, 2024
Agriculture Contracts	$26,375,673	$16,088,687
Energy Contracts	(22,558,392)	(17,544,930)
Metal Contracts	12,622,586	1,844,974
Stock Indices Contracts	45,357,683	54,613,485
Short-Term Interest Rate Contracts	(4,545,459)	13,694,957
Long-Term Interest Rate Contracts	(57,027,218)	(212,216)
Forward Currency Contracts	(5,585,038)	(8,867,894)
Credit default index swap contracts	1,268,786	4,784,259
Interest rate swap contracts	11,077,749	6,797,129
Total	$6,986,370	$71,198,451

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended September 30, 2025	Trading Gains (Losses) for the Three Months Ended September 30, 2024
Futures trading gains (losses):
Realized***	$4,064,026	$23,970,354
Change in unrealized	(5,291,532)	(8,141,185)
Forward currency trading gains (losses):
Realized***	(13,750,149)	1,966,672
Change in unrealized	11,403,494	10,373,174
Swap trading gains (losses):
Realized***	4,510,111	8,483,272
Change in unrealized	4,084,525	(3,224,352)
Total	$5,020,475	$33,427,935

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2025	Trading Gains (Losses) for the Nine Months Ended September 30, 2024
Futures trading gains (losses):
Realized****	$(5,164,038)	$53,862,866
Change in unrealized	5,388,911	14,622,091
Forward currency trading gains (losses):
Realized****	1,446,116	(17,739,549)
Change in unrealized	(7,031,154)	8,871,655
Swap trading gains (losses):
Realized****	10,608,065	18,055,786
Change in unrealized	1,738,470	(6,474,398)
Total	$6,986,370	$71,198,451

***
For the three months ended September 30, 2025 and 2024, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(108,440) and $(153,328), respectively, and gains /(losses) on spot trades in connection with forward currency trading at the interbank market maker of $3,116,418 and $(831,138), respectively.

****
For the nine months ended September 30, 2025 and 2024, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(98,505) and $(131,211), respectively, and gains /(losses) on spot trades in connection with forward currency trading at the interbank market maker of $10,222,706 and $(9,256,554), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
For the three months ended September 30, 2025 and 2024, the monthly average of futures contracts bought and sold was approximately 138,700 and 74,800, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $36,945,800,000 and $10,817,700,000, respectively; and the monthly average of notional value of forward currency contracts was $6,941,800,000 and $4,682,100,000, respectively.

For the nine months ended September 30, 2025 and 2024, the monthly average of futures contracts bought and sold was approximately 109,600 and 66,000, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $34,067,100,000 and $9,802,400,000, respectively; and the monthly average of notional value of forward currency contracts was $5,832,200,000 and $5,595,800,000, respectively.

Open contracts generally mature within three months; as of September 30, 2025, the latest maturity date for open futures contracts is December 2026 and the latest maturity date for open forward currency contracts is December 2025. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2030.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2025 and December 31, 2024 was $86,443,499 and $86,292,284, respectively, which equals approximately 13% and 15% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at September 30, 2025 and December 31, 2024 was restricted cash for margin requirements of $98,280,834 and $66,692,813, respectively, which equals approximately 15% and 12% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$13,497,857	$(8,530,119)	$4,967,738
Futures contracts	Goldman, Sachs & Co.	13,578,369	(8,595,237)	4,983,132
Forward currency contracts	NatWest Markets Plc	25,526,935	(19,293,596)	6,233,339
Centrally cleared swap contracts*	Centrally Cleared	32,335,294	(8,593,120)	23,742,174
Total derivatives		$84,938,455	$(45,012,072)	$39,926,383

*
Amount of centrally cleared swap contracts is not reconciled with the Statements of Financial Condition due to variation margin amount included within cash at swaps broker in the Statements of Financial Condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2025
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$4,967,738	$0	$0	$4,967,738
Goldman, Sachs & Co.	4,983,132	0	0	4,983,132
NatWest Markets plc	6,233,339	0	0	6,233,339
Centrally Cleared	23,742,174	0	0	23,742,174
Total	$39,926,383	$0	$0	$39,926,383

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$8,530,119	$(8,530,119)	$0
Futures contracts	Goldman, Sachs & Co.	8,595,237	(8,595,237)	0
Forward currency contracts	NatWest Markets Plc	19,293,596	(19,293,596)	0
Centrally cleared swap contracts	Centrally Cleared	8,593,120	(8,593,120)	0
Total derivatives		$45,012,072	$(45,012,072)	$0

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2025
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 (Unaudited)
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
SEPTEMBER 30, 2025 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2025 and December 31, 2024, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2025 and 2024, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2025 and December 31, 2024, the results of operations and financial highlights for the three months and nine months ended September 30, 2025 and 2024, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2025 and 2024.

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

On September 15, 2025, Campbell Fund Trust (the “Trust”) entered into an Amended and Restated Declaration of Trust and Trust Agreement (the “Amended Trust Agreement”) with U.S. Bank Trust National Association, as trustee, and Campbell & Company, LP, as managing operator. The Amended Trust Agreement was approved by the requisite vote of the Trust’s unitholders, as described in the Trust’s definitive proxy statement filed with the Securities and Exchange Commission on May 29, 2025.

The principal change effected by the Amended Trust Agreement is the elimination of the Trust’s fixed termination date of December 31, 2025. Under the Amended Trust Agreement, the Trust will continue in existence indefinitely until the first to occur of the following: (i) the withdrawal, insolvency, death, incapacity, or bankruptcy of the managing operator as described in the Amended Trust Agreement; (ii) the termination or suspension of trading in commodity futures, or if trading becomes impossible or economically unfeasible as determined solely by the managing operator; or (iii) the dissolution of the Trust by operation of law or judicial decree.

All other material terms of the Trust Agreement remain unchanged.

Effective August 31, 2008, the Trust began offering Series A, Series B, and Series W Units. The units in the Trust prior to that date became Series B Units. Series B Units are only available for additional investment by existing holders of Series B Units. Effective August 1, 2017, the Trust began offering Series D units.

As of September 30, 2025, the aggregate capitalization of the Trust was $645,979,256 with Series A, Series B, Series D and Series W comprising $473,666,605, $39,965,852, $69,432,576 and $62,914,223, respectively, of the total. The Net Asset Value per Unit was $4,404.58 for Series A, $4,906.91 for Series B, $1,807.90 for Series D and $5,624.37 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2025 and 2024 for Series A were 0.44% and 14.51%, Series B were 0.70% and 14.80%, Series D were 0.96% and 15.45% and Series W were 1.17% and 16.10%, respectively.

2025 (For the Nine Months Ended September 30)

Of the 0.44% return for the nine months ended September 30, 2025 for Series A, approximately 1.43% was due to trading gains (before commissions), approximately 3.07% due to investment income and approximately (4.06)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 0.70% return for the nine months ended September 30, 2025 for Series B, approximately 1.43% was due to trading gains (before commissions) approximately 3.07% due to investment income and approximately (3.80)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 0.96% return for the nine months ended September 30, 2025 for Series D, approximately 1.43% was due to trading gains (before commissions) approximately 3.07% due to investment income and approximately (3.54)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 1.17% return for the nine months ended September 30, 2025 for Series W, approximately 1.43% was due to trading gains (before commissions) approximately 3.07% due to investment income and approximately (3.33)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2025, the Trust accrued management fees in the amount of $9,401,392 and paid management fees in the amount of $9,266,585. During the nine months ended September 30, 2025, the Trust accrued sales commissions in the amount of $7,939,527 and paid sales commissions in the amount of $7,834,095. During the nine months ended September 30, 2025, the Trust accrued performance fees in the amount of $574,435 and paid performance fees in the amount of $574,435.

An analysis of the 1.43% gross trading gains/losses for the Trust for the nine months ended September 30, 2025 by sector is as follows:

Sector	% Gain (Loss)
Credit	0.81%
Commodities	2.85%
Foreign Exchange	(0.68)%
Interest Rates	(9.15)%
Equity Indices	7.60%
1.43%

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

The Trust realized a loss in July.  Losses came from foreign exchange (FX) and interest rate holdings while stock, commodity, and credit positions produced some partially offsetting gains during the month.In FX trading, losses were experienced across both the Developed and Emerging currencies. After finishing June at 3-year lows, the dollar index had its first monthly gain of 2025, and the sharp shift in trend proved difficult to trade. The strength in the USD was driven by a mix of resilient US data, diverging central bank trajectories, and de-escalation in trade tensions resulting in higher yields. Specifically, the Japanese yen was sharply weaker during the month and was the Trust’s biggest loser. Rising political risks and concerns that Japanese policymakers will drive up expenditures contributed to the sell-off in the JPY. Fixed income instruments also weighed heavily on P&L with losses concentrated in longer tenors. Gilts underperformed after UK inflation unexpectedly rose, prompting traders to trim bets on policy easing and hurting long positioning. German bond longs also suffered as havens were unwound on the promising trade developments. The Fed kept rates steady but the market read Powell’s statement as hawkish, prompting a selloff in US 10-year Treasuries, which resulted in additional losses. Net short protection positioning in the credit indices produced a modest gain with the Itraxx Crossover index benefiting the most on back of the heightened risk-on trading. Stock index futures generated some partially offsetting gains during the month as long positioning globally benefited from positive trade developments. Big tech provided an additional tailwind amid encouraging earnings takeaways and a continuation of the AI growth theme. Equity benchmarks also navigated a tenuous relationship between President Trump and Fed chair Powell, shifting political power dynamics in Japan, and an ECB that held rates for the first time in a year. The commodity sector provided some additional gains for the Trust in July. Long cattle positions generated the largest sub-sector returns as beef prices rallied amid signs of tightening supply and a resilient demand outlook. Energy, grain, and soft holdings were also additive during the month.

The Trust realized a loss in August. Losses came from interest rate and commodity positions, while foreign exchange (FX), stock index, and credit holdings produced offsetting profits during the month. Fixed income instruments contributed partially offsetting losses in August, with the largest impact coming from long-dated tenors. The models were whipsawed as they reacted to a myriad of drivers such as the weaker NFP jobs report and the in-line CPI data. Later in the month, losses came following Powell’s aforementioned Jackson Hole speech. Long positioning in UK gilts compounded losses after the Bank of England delivered a surprisingly hawkish 25bps cut. German long-dated bonds followed their US counterparts higher, leading to losses for short positioning. Net short protection positioning in the credit indices produced partially offsetting gains. Commodity holdings also produced losses for the Trust in August. Short soybean and soybean meal positions suffered as those markets advanced amid a political boost following Trump urging China to increase soybean purchases, and were further supported after the USDA made a surprise cut to US soybean acreage. Energy holdings were also a drag on P&L while long cattle positions provided some offsetting gains. In FX trading, gains were experienced across an array of long Emerging and Developed currency positions (versus short the US dollar). After rallying in July, the USD resumed its weakening trend during the month, driven primarily by the heightened market expectations for upcoming Fed rate cuts. During Powell’s Jackson Hole speech, the Fed Chair mentioned that “shifting” economic risks have sharpened the case for a rate cut. As a result, odds of a 25bps cut in September jumped to ~85% and the USD sold off, benefiting our long foreign currency positions. Global stock indexes generated additional profits for the Trust. Long positioning on a variety of equity indices benefitted as most major global stock benchmarks finished the month in positive territory. The general risk-on sentiment was fueled by a steeper Fed rate cut path in the wake of Powell’s dovish Jackson Hole comments and tame inflation data. The sentiment was reinforced by resilient economic growth and relatively strong corporate earnings.

The Trust realized a profit in September. Profits came from commodity, foreign exchange (FX), stock index, and credit holdings, while interest rate positions produced partially offsetting losses during the month. Commodity holdings generated positive returns for the Trust, led by long positioning in gold and silver. Bullion prices surged in response to a weaker US dollar, a resumption of interest rate cuts by the Federal Reserve, and as investors weighed a potential US government shutdown. Grain holdings produced additional Trust gains as the complex weakened amid ample US supply expectations. FX trading also contributed positively to the Trust with the largest gains coming from longs in Emerging Market (EM) currencies, versus short the USD. The US dollar index traded at a four-year low in September ahead of the Federal Reserve meeting as markets priced in more aggressive easing. Lower real US yields reduced the dollar’s carry appeal, prompting capital flows into higher yielding currencies, which benefited the Trust’s long EM positions. The Trust also saw gains from equity index trading. Global markets rallied and US indices touched fresh all-time highs on the Federal Reserve’s long-awaited 25bp rate cut and continued strength in tech and AI-related names. Caution permeated markets heading into month-end as a looming US government shutdown and uncertainty ahead of the upcoming Japanese election weighed on sentiment. The credit indices produced additional gains with net short protection positions benefiting from the heightened risk-on trading. Fixed income instruments weighed on Trust performance in September with the largest losses coming from long-dated tenors. A long Japanese Government Bond position suffered as prices fell (yields rose) on increasing political uncertainty, rate-hike optimism, and the BOJ announcement that it will start reducing its ETF and REIT portfolios. Elsewhere, the RBA struck a hawkish tone after a strong GDP print and sticky inflation, hurting long positioning in Aussie 3- and 10-year holdings. Short-dated European instruments also generated losses after Eurozone inflation edged higher, putting downward pressure on bond prices to the detriment of long positioning.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2025 and December 31, 2024 and the trading gains/losses by market category for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.17%	0.81%
Commodities	0.62%	2.85%
Foreign Exchange	0.62%	(0.68)%
Interest Rates	0.72%	(9.15)%
Equity Indices	0.48%	7.60%
Aggregate/Total	1.24%	1.43%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2025.

Of the 0.44% return for the nine months ended September 30, 2025 for Series A, approximately 1.43% was due to trading gains (before commissions), approximately 3.07% due to investment income and approximately (4.06)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 0.70% return for the nine months ended September 30, 2025 for Series B, approximately 1.43% was due to trading gains (before commissions) approximately 3.07% due to investment income and approximately (3.80)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 0.96% return for the nine months ended September 30, 2025 for Series D, approximately 1.43% was due to trading gains (before commissions) approximately 3.07% due to investment income and approximately (3.54)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 1.17% return for the nine months ended September 30, 2025 for Series W, approximately 1.43% was due to trading gains (before commissions) approximately 3.07% due to investment income and approximately (3.33)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2025 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document
3.01	Articles and Plan of Merger of the Campbell Fund Limited Partnership with and into the Registrant dated January 2, 1996 (1)

3.02	Sixth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant dated September 15, 2025 (4)

10.01	Advisory Agreement between the Registrant and Campbell & Company LP (1)

10.02	Global Institutional Master Custody Agreement (2)

10.03	Investment Management Agreement with PNC Capital Advisors LLC, as cash manager (3)

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2025 and December 31, 2024, (ii) Statements of Financial Condition As of September 30, 2025 and December 31, 2024, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2025 and 2024, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2025 and 2024, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2025 and 2024, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2025 and 2024, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the respective exhibit to the Registrant’s Form 10 filed on April 30, 2003.
(2)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.
(3)	Incorporated by reference to the respective exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.
(4)	Incorporated by reference to the respective exhibit to the Registrant’s Current Report on Form 8-K filed on September 16, 2025.

EXHIBIT INDEX

31.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of John R. Radle, Chief Operating Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Kevin D. Cole, Chief Executive Officer & Chief Investment Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of John R. Radle, Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2025 and December 31, 2024, (ii) Statements of Financial Condition As of September 30, 2025 and December 31, 2024, (iii) Statements of Operations For the Three Months and Nine Months Ended September 30, 2025 and 2024, (iv) Statements of Cash Flows For the Nine Months Ended September 30, 2025 and 2024, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine Months Ended September 30, 2025 and 2024, (vi) Financial Highlights For the Three Months and Nine Months Ended September 30, 2025 and 2024, (vii) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 13, 2025	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer