Form 10-K
period 2025-12-31
CAMPBELL FUND TRUST
filed 2026-03-17
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

The Registrant has no voting stock. As of February 28, 2026, there were 106,993.025 Series A Units, 7,866.314 Series B Units, 43,487.029 Series D Units and 11,087.998 Series W Units of Beneficial Interest issued and outstanding.

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

As of December 31, 2025, the aggregate capitalization of the Trust was $618,938,036 with Series A, Series B, Series D and Series W comprising $447,960,506, $37,818,957, $72,806,684 and $60,351,889, respectively, of the total.  The Net Asset Value per Unit was $4,181.80 for Series A, $4,661.35 for Series B, $1,720.66 for Series D and $5,363.03 for Series W.

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

The average sector allocation for each sector as of the previous six-month ends through December 31, 2025 is as follows: 28% to credit, 18% to interest rates, 18% to foreign exchange, 18% to commodities, and 18% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

Commodities	Interest Rates	Equity Indices	Foreign Exchange (1)	Credit Default Swaps	Interest Rate Swaps (5-Year)	Interest Rate Swaps (2-Year)
Aluminum	3M Corra	CAC 40 Stock Index	Australian Dollar (2)	CDX Emerging Markets	Czech Koruna	Canadian Dollar
Canola	3-Month SOFR	DAX Index	Brazilian Real (3)	CDX High Yield North American Index	Hong Kong Dollar	Czech Koruna
China Iron Ore 62%	3MTH SONIA	DJ Euro Stoxx 50	British Pound (2)	CDX Investment Grade North American Index	Mexican Peso	Hong Kong Dollar
Cocoa	Australian 3-Year Bond	DJ Index	Canadian Dollar (2)	iTraxx Crossover Europe Index	New Zealand Dollar	Japanese Yen
Coffee	Australian 10-Year Bond	FTSE 100 Index	Chilean Peso (3)	iTraxx Investment Grade Europe Index	Norwegian Krone	Mexican Peso
Copper	Australian 90-Day Bill	FTSE China A50	Chinese Yuan (3)	iTraxx Senior Financials Europe Index	Polish Zloty	New Zealand Dollar
Corn	Canadian 10-Year Bond	FTSE JSE Top 40	Colombian Peso		Singapore Dollar	Norwegian Krone
Cotton	Euro-BOBL	FTSE MIB Index	Czech Koruna		South African Rand	Polish Zloty
Crude Oil	Euro-BTP Italian Gov Bond	FTSE Taiwan Index	Euro (2)		Swedish Krona	Singapore Dollar
ECX Emissions Allowance	Euribor	Hang Seng China Enterprises Index	Hungarian Forint		Swiss Franc	South African Rand
Feeder Cattle	Euro-BUND	Hang Seng Index	Indian Rupee (3)			Swedish Krona
Gold	Euro-Buxl 30-Year Bond	IBEX35 Stock Index	Indonesian Rupiah			Swiss Franc
Heating Oil	Euro-OAT French 10-Year Bond	IFSC Nifty 50 Index	Japanese Yen (2)
High Grade Copper	Euro-Schatz	Mini MSCI EAFE Index	Mexican Peso
KC Hard Red-Winter Wheat	Japanese 10-Year Bond	Mini MSCI Emerging Markets	New Zealand Dollar
Lead	Long Gilt	MSCI Singapore	Norwegian Krone
Lean Hogs	Short Term Euro-BTP	NASDAQ 100 Index	Philippine Peso (3)
Live Cattle	Treasury Notes/2-Year	Nikkei	Polish Zloty
London Brent Crude	Treasury Notes/5-Year	OMX Stock Index	Singapore Dollar
London Gas Oil	Treasury Notes/10-Year	Russell 2000 Index	South African Rand
Natural Gas	Treasury Notes/30-Year	S&P 400 Index	South Korean Won (3)
Natural Gas (Dutch)	Treasury Ultra Long Bond	S&P 500 Index	Swedish Krona
Natural Gas (UK)		S&P Canada 60 Index	Swiss Franc (2)
Nickel		SPI 200 Index	Taiwan Dollar (3)
NY Gasoline RBOB		TOPIX
Palladium
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) established a comprehensive framework for the regulation of markets, market participants and financial instruments that were previously unregulated, including provisions that comprehensively regulate swap transactions. Under Title VII of Dodd-Frank, a substantial portion of OTC derivatives are required to be executed in regulated markets and submitted for clearing to regulated clearing houses. OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as margin requirements mandated by the U.S. federal regulators. OTC derivatives dealers acting as clearing members typically demand the unilateral ability to increase collateral requirements for cleared OTC trades beyond any regulatory and clearing house minimums. The CFTC, as well as U.S. prudential regulators, have also imposed margin requirements on non-cleared OTC derivatives and requirements on the holding of customer collateral. The SEC has also adopted requirements imposing margin and segregation requirements with respect to the categories of non-cleared OTC derivatives subject to its jurisdiction, which requirements came into effect in late 2021. These requirements may increase the amount of collateral that the Trust is required to provide and the costs associated with providing it. As OTC derivatives dealers are required under these requirements to post margin to their counterparties and to the clearing houses through which they clear their trades instead of using such margin in their operations, as they have historically been allowed to do, the costs of swap dealer have increased and may continue to increase. These costs are likely to be passed through to other swap market participants (including the Trust) in the form of higher fees and less favorable dealer marks.

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

Short Sales May Lead to Potentially Unlimited Losses

The Trust may establish short positions in a number of investment instruments. A futures trader that is obligated to make delivery is “short” the contract or has “sold” the contract. A futures trader who establishes a short position in a futures contract would initially sell an interest at the current price and then would buy an interest at market price in order to offset such obligation.  The short futures trader hopes to sell high and buy low. Short selling allows the short seller to profit from declines in market prices to the extent such declines exceed the transaction and any other related costs. A short sale creates the risk of an unlimited loss, in that the price of the underlying commodity could theoretically increase without limit, thus increasing the cost of buying those futures to offset the short position. There can be no assurance that the futures necessary to cover a short position will be available for “purchase.” Establishing a long position in futures contracts to close out the short position can itself cause the price of the futures to rise further, thereby exacerbating the loss. The use of leverage combined with short selling may increase the amount of losses that the Trust experiences.

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

Changes in Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Trust to Liquidate Positions at Disadvantageous Prices

The Trust may utilize leverage and may depend on the availability of credit in order to finance its portfolio. There can be no assurance that the Trust will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Trust can apply essentially discretionary margin, haircut, financing, security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances disruptions or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Banks as well as non-bank dealers may unilaterally and without prior notice tighten margin, haircut or collateral requirements, or reduce credit lines, and such actions may be precipitated or mandated by regulatory or governmental directives issues on an emergency basis. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time, particularly in response to systematic market stress or new regulatory pronouncements that require immediate implementation. The imposition of such limitations or restrictions could compel the Trust to liquidate all or part of its portfolio at disadvantageous prices.  From time to time, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.

The Trust’s Investments Could be Illiquid

Futures and forward positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The Trust may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid - making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from banks, dealers and other counterparties is likely to be restricted in disrupted markets. For example, in 1994, 1998 and again from 2007-2009, there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions, thereby increasing the loss of the Trust from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Trust. Units should be owned only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

Your Investment in the Trust Could Be Illiquid; Suspension of Trading

There is no secondary market for the Units, and none is expected to develop. While the Units have redemption rights, there are restrictions. For example, redemptions can occur only at the end of a month. If a large number of redemption requests were to be received at one time, the Trust might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Trust and consequently your investment.

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

Because of low correlation, the Trust cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures and forward markets are fundamentally different from the securities markets in that, for every gain made in futures and forward trading, there is an equal and offsetting loss.

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

The Current Markets are Subject to Market Disruptions That May Be Detrimental to Your Investment

The Trust may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is potentially compounded by the fact that, in disrupted markets, many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Trust from its banks, dealers and other counterparties is typically reduced in disrupted markets and may result in substantial losses to the Trust. Market disruptions may from time to time cause dramatic losses for the Trust, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Governmental and Regulatory Intervention May Impede the Fund’s Ability to Trade.

In periods of severe market stress, domestic or foreign governmental authorities and self-regulatory organizations may impose emergency measures such as short-selling bans, trading halts, exchange closures, capital controls or position limits. These measures are often announced and implemented with little or no notice, may have unclear scope, and can significantly restrict the Fund’s ability to implement, modify or liquidate positions, potentially leading to unexpected losses or the inability to mitigate existing exposures.

Risk of Natural Disasters, Epidemics, Terrorist Attacks and War

Countries and regions in which the Trust invests, where Campbell & Company has offices or where the Trust or Campbell & Company otherwise does business are susceptible to natural disasters (e.g., fire, flood, earthquake, storm and hurricane) and epidemics, pandemics (e.g., COVID-19) or other outbreaks of serious contagious diseases. The occurrence of a natural disaster, epidemic or pandemic could adversely affect and severely disrupt the business operations, economies and financial markets of many countries (even beyond the site of the natural disaster or epidemic) and could adversely affect the Trust’s investment programs or Campbell & Company’s ability to do business. The impact of infectious diseases on the health of Campbell & Company’s employees could materially disrupt Campbell & Company’s business activities and negatively affect Campbell & Company’s ability to effectively monitor and manage the Fund’s portfolio and operate the Fund in general.  Infectious diseases or other public health crises can result in volatility in financial markets, which may disrupt historical pricing relationships or trends that Campbell & Company’s strategies and models are based on, resulting in substantial and sudden losses to the Fund.  This risk of loss can be compounded by the fact that in disrupted markets positions may become illiquid and financing might become unavailable.  Volatility may also make it more difficult or costly to rebalance portfolios or keep them within investment guidelines or targets.

In addition, terrorist attacks, or the fear of or the precautions taken in anticipation of such attacks, could, directly or indirectly, materially and adversely affect certain industries in which the Trust invests or could affect the countries and regions in which the Trust invests, where Campbell & Company has offices or where the Trust or Campbell & Company otherwise does business. Other acts of war (e.g., war, actual or threatened invasion, acts of foreign enemies, hostilities and insurrection, regardless of whether war is declared) could also have a material adverse impact on the financial condition of industries or countries in which the Trust invests.

Sanctions and Related Geopolitical Measures.

Modern armed conflicts frequently trigger sweeping economic sanctions, trade embargoes and export-control regimes that can be imposed or expanded with immediate effect. Such measures may (i) freeze or restrict the Fund’s ability to transact with certain counterparties or in certain instruments, (ii) require forced divestment of affected positions, (iii) disrupt supply chains and commodity flows, and (iv) amplify volatility in energy, commodity and currency markets. The Fund could incur losses or forego opportunities as a result of mandated compliance with, or market reactions to, these sanctions regimes.

Fixed-Income Investments Risks

Rapid changes in inflation expectations and in central-bank policy rates have recently produced historically large and abrupt moves in global government-bond markets. Even securities traditionally viewed as low-risk, such as U.S. Treasuries, have experienced episodes of significant price volatility and impaired liquidity. Except to the extent that values are independently affected by currency exchange rate fluctuations, when interest rates decline, the value of fixed-income securities generally can be expected to rise. Conversely, when interest rates rise, the value of fixed-income securities generally can be expected to decline. Periods of elevated or unpredictable inflation—and the monetary tightening that often follows—may therefore lead to adverse mark-to-market movements or liquidity constraints in the Fund’s cash-management portfolio and in any fixed-income futures or swaps positions the Fund may hold.

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

Inflation Risk.
High or volatile inflation can undermine economic growth and market stability; governmental responses, including price controls or aggressive rate hikes, may themselves depress asset prices and increase trading costs.

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

Inadequate Models Could Negatively Affect the Trust’s Investment Portfolio

Campbell & Company’s trading is highly model driven and is subject to possibly material flaws in the models. As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model may become outdated or inaccurate, possibly without Campbell & Company recognizing that fact before losses are incurred. In particular, the Trust may incur losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Trust in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The competitive landscape is evolving rapidly as financial-market participants adopt advanced machine-learning and generative-AI techniques. These innovations may alter market behavior in ways that legacy models do not anticipate, potentially reducing their effectiveness or leading to unanticipated losses. In addition, programming errors or the ingestion of incomplete, inaccurate or biased data may cause models to generate faulty trading signals; such risks may be amplified when models incorporate complex AI components.

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

The models may be more effective with certain underlying instruments than with others, or may not work at all with respect to certain instruments. To the extent that the models generate signals for instruments for which they do not provide optimal analysis, diminished returns or increased losses may result.

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

Holding Period of Investment Positions

Campbell & Company typically does not know the maximum - or, often, even the expected (as opposed to optimal) - duration of any particular position at the time of initiation (except in the case of certain options or derivatives positions, which have pre-established expiration dates). The length of time for which a position is maintained varies significantly, based on Campbell & Company’s subjective judgment of the appropriate point at which to liquidate a position so as to augment gains of reduce losses. There can be no assurance that the Trust will be able to maintain any particular position, or group of related positions, for the duration required to realize the expected gains, or avoid losses, from such positions.

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

Futures, Forwards and Swaps Trading May Be Illiquid

Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated. Futures interest prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Trust from promptly liquidating unfavorable positions and subject the Trust to substantial losses. Also, the CFTC or exchanges may suspend or limit trading. While daily limits reduce liquidity, they do not reduce ultimate losses, and may in fact substantially increase losses because they may prevent the liquidation of unfavorable positions. There is no limitation on daily price moves in trading currency forward contracts.

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

Swap Agreements

The Trust may enter into swap agreements. Swap agreements are privately negotiated OTC derivative products in which two parties agree to exchange payment streams that may be calculated in relation to a rate, index, instrument or certain securities, and a particular “notional amount.”

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

Regulatory

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment

The legal and regulatory environment worldwide for the financial services industry (such as Campbell & Company and the Fund) is subject to change. Changes in the regulation of investment funds, their managers, and their trading and investing activities may have a material adverse effect on the ability of the Fund to pursue its investment program and on the value of investments held by the Fund.

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

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or net short speculative positions that any person or group of persons acting in concert may hold or control in any particular futures contracts, and the CFTC imposes similar limits on certain economically equivalent OTC derivatives. All accounts owned or managed by Campbell & Company are likely to be combined for speculative position limit purposes. The Trust could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits. Any such liquidation or limited implementation could result in substantial costs to the Trust.

Over-the-Counter Derivatives Markets

Dodd-Frank includes provisions that comprehensively regulate the OTC derivatives markets. Since the implementation of the Dodd-Frank Act, most major clearing, margin and execution mandates have already taken effect, but regulators continue to refine these rules and to propose additional reporting, fee and business-conduct requirements applicable to commodity pools such as the Trust. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as margin requirements mandated by the CFTC, the SEC and/or federal prudential regulators. OTC derivative dealers also typically demand the unilateral ability to increase the Trust’s collateral requirements for cleared OTC trades beyond any regulatory and clearing house minimums. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and have imposed requirements that require OTC derivative dealers to hold customer collateral in connection with many types of derivatives transactions. These requirements may increase the amount of collateral the Trust is required to provide and the costs associated with providing it. OTC derivative dealers also are required to post margin to the clearing houses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before the Dodd-Frank Act. This has increased and will continue to increase the OTC derivative dealers’ costs, and these increased costs are generally passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the imposition of new or increased fees, including clearing account maintenance fees. Future rule changes, whether under U.S. law, EU EMIR 3.0 reforms, or analogous non-U.S. regimes, could materially increase the Fund’s transaction costs, restrict available counterparties, or render certain customized derivatives uneconomical or impermissible.

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

The CFTC also now requires certain derivative transactions that were previously executed on a bilateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. Many CFTC-regulated derivatives trades are now subject to these rules, and it is expected that additional types of derivatives transactions will be subject to clearing mandates in the future. The SEC may impose similar requirements on certain security-based derivatives in the future, though it is not yet clear when parallel SEC requirements may go into effect. Such requirements may make it more difficult and costly for investment funds, including the Trust, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Trust might otherwise engage impossible or so costly that they will no longer be economical to implement.  If the Trust decides to execute derivatives transactions through such exchanges or execution facilities - and especially if it decides to become a direct member of one or more of these exchanges or execution facilities - the Trust would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

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

Major OTC derivatives market participants are now also required to register with the CFTC in various capacities and may ultimately be required to register with the SEC. Campbell & Company is registered as a Swap Firm with the National Futures Association (“NFA”) and could potentially be required to register as a major swap participant for trading in the OTC derivatives markets. Major swap participants are also subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for major swap participants. The overall impact of Dodd-Frank on Campbell & Company remains uncertain.

Although Dodd-Frank requires many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearing house, certain derivatives that may be traded by the Trust may remain principal-to-principal or OTC contracts between the Trust and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. Dodd-Frank was intended in part to reduce these risks, its success in this respect is unclear. To the extent not mitigated by implementation of Dodd-Frank, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include: (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

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

While Dodd-Frank was intended to bring more stability and lower counterparty risk to derivatives market by requiring exchange clearing of derivatives trades, not all of the Trust’s trades will be subject to the clearing requirements.

Regulatory Changes or Additional Government or Market Regulation or Actions May Alter the Operations and Profitability of the Trust

The global financial markets have gone through periods of pervasive and fundamental disruptions, which have led to extensive and unprecedented government intervention. Such intervention was in certain cases implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have at times been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Daily Price Fluctuation Limits Imposed by Futures Exchanges May Alter Trading Decisions for the Trust

Most major futures exchanges, both U.S. and non-U.S., maintain “daily price fluctuation limits” and may impose ad-hoc trading halts or regulatory pauses in response to extraordinary volatility.  Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading.  If prices were to approach the level of the daily limits, these limits could cause a modification of Campbell & Company’s trading decisions for the Trust or force the liquidation of certain futures positions.  Either of these actions may not be in the best interests of the investors.  From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances.  In these cases, it is possible that Campbell & Company, as trading manager, could be required to maintain a losing position that it otherwise would exit and incur significant losses or be unable to establish a position and miss a profit opportunity, and the Fund may therefore be forced to hold or liquidate positions at undesirable prices, or be unable to establish new hedges or exit losing trades, during periods of exchange-imposed suspension.

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

Potential Changes in Tax Law.

Tax laws, regulations, and related administrative and judicial interpretations are subject to change, potentially with retroactive effect. Any such change could adversely affect the tax consequences of the activities of the Fund or an investment in the Fund by a prospective investor.  For example, the U.S. Congress is currently considering legislation known as the “One Big Beautiful Bill Act,” which, if enacted in its current proposed form, would introduce several significant changes to the Code. These proposed changes include:  limiting the deductibility of itemized deductions for certain noncorporate taxpayers; making permanent the disallowance of miscellaneous itemized deductions for noncorporate taxpayers; making permanent (and modifying) the limitation on deductibility of excess business losses for certain noncorporate taxpayers; making permanent (and modifying) the $10,000 cap on the deductibility of certain state and local taxes for noncorporate taxpayers; increasing excise tax rates on the net investment income of certain educational institutions and private foundations; raising tax (including withholding tax) rates on certain income earned by foreign persons (or entities majority owned by such persons) resident in jurisdictions that impose an undertaxed profits rule (UTPR), digital services tax (DST), diverted profits tax (DPT), or other tax considered an “unfair foreign tax” (a “discriminatory foreign country”); denying a tax exemption for certain investment income of foreign governments of discriminatory foreign countries; and modifying and increasing the rate of the base erosion and anti-abuse tax (BEAT) for domestic corporations majority owned by foreign persons resident in discriminatory foreign countries.  Prospective investors are strongly urged to consult their own tax advisors regarding the potential impact of these or any other changes to applicable tax laws, regulations or related interpretations.

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change

The Trust is subject to substantial charges payable irrespective of profitability, in addition to a performance fee which are payable based on the Trust’s profitability. Included in these charges are brokerage fees and operating expenses. On the Trust’s forward trading, “bid-ask” spreads are incorporated into the pricing of forward contracts by the counterparties in addition to the brokerage fees paid by the Trust. It is not possible to quantify the “bid-ask” spreads paid by the Trust because the Trust cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant.

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

The Trust Could Terminate Before You Achieve Your Investment Objective, Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

Campbell & Company may withdraw from the Trust upon 90 days’ notice, which would cause the Trust to terminate. Other events, such as a long-term substantial loss suffered by the Trust, could also cause the Trust to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Trust.

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

Cybersecurity Issues

With the increased use of technologies such as the Internet to conduct business, Campbell & Company is susceptible to operational, information security and related risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cybersecurity failures or breaches by Campbell & Company, and other service providers (including, but not limited to custodians), and the issuers of securities in which Campbell & Company invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with Campbell & Company’s ability to calculate its net asset value, impediments to trading, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. A serious cyber incident could also necessitate substantial expenditures for forensic analysis, remediation and system upgrades, as well as expose the Fund to litigation or regulatory penalties. While Campbell & Company may maintain (or cause the Fund to maintain) cyber-security insurance, such coverage may be unavailable in certain circumstances, may not cover all types of losses, and may be subject to substantial deductibles or exclusions. Moreover, cyber breaches affecting issuers of securities or other market participants in which the Fund invests could depress the value or liquidity of those investments even if the Fund’s own systems remain uncompromised. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While Campbell & Company has established business continuity plans in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, Campbell & Company cannot control the cybersecurity plans and systems put in place by service providers to Campbell & Company and issuers in which Campbell & Company invests. Campbell & Company and its clients could be negatively impacted as a result.

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

Units of Beneficial Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended and Restated Declaration of Trust and Trust Agreement. As of December 31, 2025, there were 2,336 Unitholders and 107,121.331 Units of Beneficial Interest outstanding in Series A, 91 Unitholders and 8,113.311 Units of Beneficial Interest outstanding in Series B, 573 Unitholders and 42,313.180 Units of Beneficial Interest outstanding in Series D, and 491 Unitholders and 11,253.325 Units of Beneficial Interest outstanding in Series W of the Registrant.

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

As of December 31, 2025, the aggregate capitalization of the Trust was $618,938,036 with Series A, Series B, Series D and Series W comprising $447,960,506, $37,818,957, $72,806,684 and $60,351,889, respectively, of the total.  The Net Asset Value per Unit was $4,181.80 for Series A, $4,661.35 for Series B, $1,720.66 for Series D and $5,363.03 for Series W.

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

Results of Operations

The returns for the years ended December 31, 2025, 2024 and 2023 for Series A were (4.64)%, 16.85% and (4.95)%, Series B were (4.34)%, 17.22% and (4.62)%, Series D were (3.91)%, 18.10% and (3.90)% and Series W were (3.53)%,  18.99% and (3.17)% respectively.

During the years ended December 31, 2025, 2024 and 2023, the Trust accrued management fees in the amounts of $12,519,480, $10,625,991, and $10,061,215, respectively, and paid management fees in the amounts of $12,437,293, $10,471,652, and $10,057,263, respectively. During the years ended December 31, 2025, 2024 and 2023, the Trust accrued sales commissions in the amounts of $10,540,866, $9,066,311, and $8,567,703, respectively, and paid sales commissions in the amounts of $10,479,491, $8,956,073, and $8,548,679, respectively. During the years ended December 31, 2025, 2024 and 2023, the Trust accrued performance fees in the amounts of $574,435, $0, and $122, respectively, and paid performance fees in the amounts of $574,435, $0, and $122, respectively.

2025 (For the Year Ended December 31)

Of the (4.64)% return for the year ended December 31, 2025 for Series A, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (5.45)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the (4.34)% return for year ended December 31, 2025 for Series B, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (5.15)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the (3.91)% return for the year ended December 31, 2025 for Series D, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (4.72)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the (3.53)% return for the year ended December 31, 2025 for Series W, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (4.34)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

An analysis of the (3.23)% gross trading losses for the Trust for the year by sector is as follows:

Sector	% Gain (Loss)
Credit	(0.33)%
Commodities	4.28
Foreign Exchange	(3.23)
Interest Rates	(12.17)
Equity Indices	8.22
(3.23)%

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

The Trust realized a loss in February. Losses came from commodity, interest rate, and stock index positions, while FX holdings produced some partially offsetting gains during the month. Credit trading had limited impact on P&L in February. Commodity positions led Trust losses during the month. The dominant losses were found in long positioning in the meat markets. While the complex started the year off strong, February saw weakness in the wake of decreased slaughter activity and expectations for increased production. Soft holdings produced additional losses, driven by long cocoa, which weakened as demand concerns overshadowed tight supplies. Fixed income instruments generated further losses during February. Short positioning in US Treasuries dominated losses after prices rallied (yields fell) on the back of weak economic data, and speculation that tariffs could worsen the global growth situation. In response, traders ratcheted up their expectations for Fed rate cuts this year putting further upward pressure on prices. Receiver positions (desire rates lower) in MXN Interest Rate Swaps provided some partially offsetting gains on back of rate cut expectations from the Banxico amid the expected Trump trade levies against Mexico. Positioning in the credit indices resulted in relatively unchanged P&L. As European risk outperformed on the month, modest gains in short protection positions on certain European indices offset losses in short protection against the US CDX markets. Stock indices produced additional losses for the Trust during February with the greatest declines seen from the APAC and US regions. Largely long global equities positioning underwhelmed as uncertainty surrounding President Trump’s tariff policies led to risk-off trading. Growth worries, sticky inflation, and stretched valuations also weighed on prices during the month. FX trading led to some partially offsetting gains in February. Currencies were relatively less reactive to tariff headlines than they had been after the US election results. The Trust’s largest gains came from short New Zealand and Australian dollars (against long USD) with those currencies selling off in the back half of the month after rate cuts from their respective central banks.

The Trust realized a profit in March. Profits came from commodity and FX holdings, while credit, stock index, and interest rate positions produced some partially offsetting losses. Commodities provided strong returns for the Trust in March, led by long precious metal holdings. Bullion prices broadly rose throughout the month, with gold marking several new all-time highs, as global trade war concerns, geopolitical risks, and macro uncertainties sparked haven demand. Additional profits were experienced in the energy and meat sub-sectors. FX trading also contributed positively during the month. Gains came from long positions in both the emerging and developed market currencies (versus short USD) as the dollar experienced a broad sell-off with tariff headlines and policy uncertainty driving sentiment. The European currencies were the dominant outperformers as the euro rallied sharply after Germany unveiled their largest defense spending package in post-unified German history. The Trust’s short-term strategies quickly pivoted from being short EURUSD to long, resulting in one of the most profitable FX positions. Fixed income and the credit instruments experienced partially offsetting losses on mixed regional positioning. German bonds experienced their worst day since 1990 on the aforementioned military and infrastructure plans, to the detriment of long positioning. However, partially offsetting gains were seen from short positions in longer-dated UST futures as concerns that tariff policies would be inflationary pushed yields higher. In the credit indices, short protection positions incurred losses with credit spreads widening alongside the broader move lower in risk assets. Stock indices also had a negative P&L impact in March. Net Trust positioning fluctuated between long and short during a volatile month for equities. Nearly all major global benchmarks logged losses as markets grappled with the uncertainty surrounding Trump’s tariff policies and the potential implications on global growth. Geopolitical and AI capex bubble concerns also weighed on sentiment. US stock markets saw outsized losses compared to international counterparts amid concerns over fading US exceptionalism.

The Trust realized a loss in April. Losses came from commodity, credit, stock, and FX positions, while interest rate holdings contributed some partially offsetting gains during the month. The commodity sector led the Trust lower during the month. Long energy positions to start the month generated the largest sub-sector losses with the complex selling-off sharply as harsher-than-expected “Liberation Day” tariffs and an escalating trade war threatened to cripple global demand. A shock announcement by OPEC+ to increase oil supply added to downward price pressures. Additional losses for the Trust came from industrial metals, precious metals, and soft commodity holdings. Stock indices also had a negative P&L impact in April amid extreme trading volatility. Long European and some Asian stock holdings produced the bulk of the monthly losses as equity markets reacted sharply to the downside amid global growth fears on the back of President Trump’s larger-than-anticipated reciprocal tariffs announcement. Stocks rebounded to close out the month as the Trump administration softened its trade stance and amid positive earnings takeaways. Initial short positioning in the credit indices produced losses for the Trust as spreads widened on the back of the heightened risk-off trading at the start of the month. FX trading contributed additional losses with the greatest impact coming from the emerging market currencies. It was also an extraordinarily volatile month for the sector as the proposed tariffs sparked a sharp dollar selloff, while subsequent trade war headlines, growth fears, and Fed Independence concerns extended USD selling. Fixed income instruments generated large, partially offsetting returns. President Trump’s announcement of extensive tariff increases, alongside confrontations with the Federal Reserve, shook investors’ confidence in American assets resulting in substantial price declines in US long bonds, benefiting short positioning. Meanwhile, European bond prices rose with a safe haven bid and ECB easing, making long positioning across all tenors profitable. A receiver position (desire rates lower) in New Zealand IRS generated gains after the RBNZ cut by 25bps. An anticipated rate cut in the Czech Republic produced additional gains in a receiver position in Czech IRS.

The Trust realized a loss in May. Losses came from interest rate, FX, and commodity positions, while stock and credit index holdings contributed some partially offsetting gains during the month. Fixed income instruments led the Trust lower in May as global bond prices slid (yields rose) amid US deficit concerns, ongoing trade negotiations, and hot inflation readings. Long UK gilt positioning was the biggest detractor as prices dropped following a hawkish BoE vote and US-UK trade deal. German bond prices slumped on higher-than-expected Eurozone inflation, to the detriment of long positioning. A JGB short delivered partially offsetting gains as prices fell amid historically weak bond auctions. Foreign exchange trading led to additional losses. The broader dollar index experienced a significant whipsaw move over the month, ultimately finishing near flat as the market reacted to an agreement between the US and China to pause certain tariffs for 90 days. A rally in the Taiwanese dollar resulted in the currency being the Trust’s biggest single detractor in May. The TWD appreciated rapidly versus the USD at the start of the month amid a recovery in tech stocks, strong Taiwanese macro data, and news that Taiwan’s government may allow the currency to strengthen as part of US trade talks. Within commodities, net short energy positions contributed the largest sub-sector loss for the Trust. The energy complex rallied alongside risk assets amid easing trade tensions and extended geopolitical concerns. Prices were capped to the upside on reports OPEC+ is considering an additional production hike. Industrial metals and grains generated additional losses during the month. Long stock index positioning produced partially offsetting gains for the Trust. Global equity markets posted strong monthly returns as they continued to recover from the post-Liberation Day lows amid a de-escalation of trade tensions. Bullish AI takeaways provided additional tailwinds for equities throughout the month. Markets seemed to largely shake off the Moody’s downgrade of US government debt, though deficit concerns related to the US House reconciliation bill produced some headwinds. Short protection positions on the credit indices also generated gains as credit spreads narrowed sharply amid the broader rally in risk.

The Trust realized a loss in June. Losses came from fixed income and FX positions while stock, commodity, and credit holdings produced some partially offsetting gains. Fixed income instruments led the Trust lower in June. In the US, positive trade developments, softer inflation, and dovish Fed headlines all contributed to lower yields, hurting mostly short positioning in long-dated tenors. Over in Europe, the ECB cut rates 25bps as expected but signals from Lagarde were mixed as the ECB hinted at the end of the cutting cycle. With this hawkish development, yields rallied to the detriment of long positioning in German bonds. A surprise cut from Norges bank saw Norwegian yields plummet, hurting the payer NOK IRS position (desire rates higher). In FX trading, losses experienced in the Developed Market (DM) currencies more than offset the gains realized in the Emerging Market (EM) sub-sector. After several weeks of choppy trading, the dollar index ultimately finished June at fresh 3-year lows. Some of the more volatile currencies on the month, and the largest losses for the Trust, were AUD and NZD. The antipodean currencies were challenging to trade after the US attacks on Iran and the uncertainty around the effects on commodity prices. In the EM markets, long BRL was the biggest gainer on the month as the Brazilian real benefited from carry dynamics and continued appreciation relative to the USD. Stock index positions produced partially offsetting gains as most major benchmarks advanced. Long positions in US and APAC equity benchmarks led the way as the two regions benefitted greatly from positive trade talks, resulting in deals between the US and China. A dovish repricing around the Fed rate path also supported prices, while the US reconciliation bill and geopolitical concerns remained key overhangs. Net short protection positioning in the credit indices produced additional gains as spreads narrowed on the back of risk-on trading. Commodity holdings also generated some partially offsetting gains during the month. Long cattle positions generated positive returns as meat prices rose on strong demand and tighter supply fears. Industrial metal longs were also additive as the complex was buoyed by a weaker dollar, tariff concerns, and geopolitical developments.

The Trust realized a loss in July.  Losses came from FX and interest rate holdings while stock, commodity, and credit positions produced some partially offsetting gains during the month.In FX trading, losses were experienced across both the Developed and Emerging currencies. After finishing June at 3-year lows, the dollar index had its first monthly gain of 2025, and the sharp shift in trend proved difficult to trade. The strength in the USD was driven by a mix of resilient US data, diverging central bank trajectories, and de-escalation in trade tensions resulting in higher yields. Specifically, the Japanese yen was sharply weaker during the month and was the Trust’s biggest loser. Rising political risks and concerns that Japanese policymakers will drive up expenditures contributed to the sell-off in the JPY. Fixed income instruments also weighed heavily on P&L with losses concentrated in longer tenors. Gilts underperformed after UK inflation unexpectedly rose, prompting traders to trim bets on policy easing and hurting long positioning. German bond longs also suffered as havens were unwound on the promising trade developments. The Fed kept rates steady but the market read Powell’s statement as hawkish, prompting a selloff in US 10-year Treasuries, which resulted in additional losses. Net short protection positioning in the credit indices produced a modest gain with the Itraxx Crossover index benefiting the most on back of the heightened risk-on trading. Stock index futures generated some partially offsetting gains during the month as long positioning globally benefited from positive trade developments. Big tech provided an additional tailwind amid encouraging earnings takeaways and a continuation of the AI growth theme. Equity benchmarks also navigated a tenuous relationship between President Trump and Fed chair Powell, shifting political power dynamics in Japan, and an ECB that held rates for the first time in a year. The commodity sector provided some additional gains for the Trust in July. Long cattle positions generated the largest sub-sector returns as beef prices rallied amid signs of tightening supply and a resilient demand outlook. Energy, grain, and soft holdings were also additive during the month.

The Trust realized a loss in August. Losses came from interest rate and commodity positions, while FX, stock index, and credit holdings produced offsetting profits during the month. Fixed income instruments contributed partially offsetting losses in August, with the largest impact coming from long-dated tenors. The models were whipsawed as they reacted to a myriad of drivers such as the weaker NFP jobs report and the in-line CPI data. Later in the month, losses came following Powell’s aforementioned Jackson Hole speech. Long positioning in UK gilts compounded losses after the Bank of England delivered a surprisingly hawkish 25bps cut. German long-dated bonds followed their US counterparts higher, leading to losses for short positioning. Net short protection positioning in the credit indices produced partially offsetting gains. Commodity holdings also produced losses for the Trust in August. Short soybean and soybean meal positions suffered as those markets advanced amid a political boost following Trump urging China to increase soybean purchases, and were further supported after the USDA made a surprise cut to US soybean acreage. Energy holdings were also a drag on P&L while long cattle positions provided some offsetting gains. In FX trading, gains were experienced across an array of long Emerging and Developed currency positions (versus short the US dollar). After rallying in July, the USD resumed its weakening trend during the month, driven primarily by the heightened market expectations for upcoming Fed rate cuts. During Powell’s Jackson Hole speech, the Fed Chair mentioned that “shifting” economic risks have sharpened the case for a rate cut. As a result, odds of a 25bps cut in September jumped to ~85% and the USD sold off, benefiting our long foreign currency positions. Global stock indexes generated additional profits for the Trust. Long positioning on a variety of equity indices benefitted as most major global stock benchmarks finished the month in positive territory. The general risk-on sentiment was fueled by a steeper Fed rate cut path in the wake of Powell’s dovish Jackson Hole comments and tame inflation data. The sentiment was reinforced by resilient economic growth and relatively strong corporate earnings.

The Trust realized a profit in September. Profits came from commodity, FX, stock index, and credit holdings, while interest rate positions produced partially offsetting losses during the month. Commodity holdings generated positive returns for the Trust, led by long positioning in gold and silver. Bullion prices surged in response to a weaker US dollar, a resumption of interest rate cuts by the Federal Reserve, and as investors weighed a potential US government shutdown. Grain holdings produced additional Trust gains as the complex weakened amid ample US supply expectations. FX trading also contributed positively to the Trust with the largest gains coming from longs in Emerging Market (EM) currencies, versus short the USD. The US dollar index traded at a four-year low in September ahead of the Federal Reserve meeting as markets priced in more aggressive easing. Lower real US yields reduced the dollar’s carry appeal, prompting capital flows into higher yielding currencies, which benefited the Trust’s long EM positions. The Trust also saw gains from equity index trading. Global markets rallied and US indices touched fresh all-time highs on the Federal Reserve’s long-awaited 25bp rate cut and continued strength in tech and AI-related names. Caution permeated markets heading into month-end as a looming US government shutdown and uncertainty ahead of the upcoming Japanese election weighed on sentiment. The credit indices produced additional gains with net short protection positions benefiting from the heightened risk-on trading. Fixed income instruments weighed on Trust performance in September with the largest losses coming from long-dated tenors. A long Japanese Government Bond position suffered as prices fell (yields rose) on increasing political uncertainty, rate-hike optimism, and the BOJ announcement that it will start reducing its ETF and REIT portfolios. Elsewhere, the RBA struck a hawkish tone after a strong GDP print and sticky inflation, hurting long positioning in Aussie 3- and 10-year holdings. Short-dated European instruments also generated losses after Eurozone inflation edged higher, putting downward pressure on bond prices to the detriment of long positioning.

The Trust realized a loss in October. Losses came from FX, interest rate, and commodity holdings while stock positions produced partially offsetting gains during the month. Credit trading had limited P&L impact. FX trading produced the largest losses for the Trust with the biggest detractors coming from longs in Developed Market (DM) currencies, versus short USD. Despite the US government shutdown, elevated political risks, and uncertainty around US data, the DXY rallied over 2% on the month after trading to a four-year low in September. Market pricing in slower policy easing from the Fed, as well as the relative weakness in other DM currencies, helped drive a bid in the greenback. The yen was the largest DM mover on the month and the biggest Trust detractor, selling off on back of expectations of loose monetary and fiscal policy from Japan’s new administration. Fixed income instruments also weighed on P&L, led by losses in long-dated tenors. US long-term Treasuries rallied (yields fell) most of the month as traders ramped up bets for deeper Fed rate cuts amid a scare about credit-exposure at regional banks, which generated losses as short positions were covered. The Trust established long UST positions by month-end, which proved detrimental after the Fed delivered a hawkish cut. Partially offsetting gains were found in long UK gilt positioning. Commodities trading had a modestly negative P&L impact as gains made on metals holdings were overwhelmed by losses sustained from the grain markets. The largest detractor within the grain sub-sector came from a short soybean meal position as the price of the commodity rallied on trade optimism with China and the expected increase of US soybean exports. Long precious and base metal positions benefited from a rally in prices amid haven demand, tight supplies, and broader debasement trade. Global stock indexes generated the largest offsetting gains for the Trust in October. Long positioning on a variety of equity holdings proved beneficial as most major global benchmarks finished the month in the green with many indices setting fresh record highs. The general risk-on sentiment was supported by sustained AI enthusiasm, positive US-China trade developments, strong Q3 earnings takeaways, and a pick-up in M&A activity.

The Trust realized a loss in November. Losses came from interest rate, FX, and stock index holdings while the credit indices produced partially offsetting gains. Commodities trading had limited P&L impact. Fixed income was the worst performing sector in November, dominated by losses in long-dated tenors. Short positioning in 5- and 10-year Treasuries were the biggest drag on the Trust as prices rallied (yields fell) after dovish remarks from Fed members late in the month ramped up the probability of a December rate cut. Japanese government bonds compounded losses with long positioning suffering after the BOJ minutes revealed growing support for resuming rate hikes. Losses were partially offset by short Aussie 10-year positioning. Additionally, gains were experienced in the credit indices, led by short protection positions in the European iTraxx instruments. FX trading also weighed on P&L, led by losses in the Developed Market (DM) sub-sector. After rallying over +2% the prior month, the US dollar oscillated during the month of November and finished close to flat, making for a challenging trading environment. The market pushed back on the idea of additional rate cuts in the middle of the month, but by the last day of November, a cut at the Fed’s December meeting was being priced in at over 80%. Global stock indexes also generated modest losses in November as the models tried to navigate a month of two halves, with risk assets selling off initially before a sharp retracement. Some long positions struggled through the early half of the month on a combination of fears of an AI bubble and as investors questioned whether the Fed would carry on with loose policy. However, sentiment was lifted during the back half of the month as a rate cut was priced back in amid dovish Fed-speak and as Kevin Hassett was announced as the frontrunner to become the next Fed Chair. European markets performed relatively better amid signs of progress in the Ukraine peace talks. Commodity holdings had minimal P&L impact. Primarily long holdings in gold and silver led sector gains as bullion rose, supported by rising hopes of another Fed interest-rate cut in December. Industrial metals and softs provided additional gains for the Trust, while long cattle positions generated some partially offsetting losses.

The Trust realized a gain in December. Profits came from commodity and credit index positions, while interest rate and FX holdings produced some partially offsetting losses. The stock indices had limited P&L impact. Commodity holdings produced the best gains for the Trust. Industrial metals generated profits, with copper the standout after making all-time highs, as prices rallied across the complex amid geopolitical tensions and expectations of further Fed interest rate cuts. Gains also came from meat, precious metal, and grain holdings. Net short protection positioning in the credit indices produced additional profits. The Itraxx Crossover and CDX EM indices experienced narrowing spreads on back of the bid for EMEA equities, such as South Africa’s Top-40 index. Fixed income instruments were the main drag on the Trust in December, led by long-dated tenors. Long positioning in Canadian 10yr bonds suffered as prices tumbled (yields rose) on the back of continued job growth. Japanese bond yields hit multi-year highs after the BoJ raised its policy rate to the highest level since 1995, hurting long positioning in JGBs. Receiver Mexican IRS positioning (desire rates lower) sustained losses as inflation expectations remained high and persistent. FX trading produced modest losses for the Trust with mixed performance coming from both the DM and EM currencies. The US dollar sold off relative to most of the currencies in our universe as the market priced in additional Fed easing and lower real yields relative to other currencies. The JPY was a notable exception and proved challenging to trade as it weakened despite the aforementioned rate hike from the BoJ. Stock index trading was flat for the Trust in December. Monthly gains were seen from European stock holdings while US and APAC index positions generated offsetting losses as markets weighed a variety of dynamics heading into year-end. However, equity markets posted strong 2025 returns and closed near record highs as they were able to withstand tariff headwinds amid a continued AI boom, resilient global economies, and rate cuts from many Central Banks.

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
16.58%

The Trust realized a profit in January. Gains came from equity index and interest rates holdings, while trading in FX, commodities, and credit produced partially offsetting losses during the month. Global stock indexes generated profits for the Trust. Net long positioning on a variety of equity indices benefitted as most major global stock indexes finished the month in positive territory. The general risk-on sentiment was fueled by goldilocks data releases, ongoing disinflationary traction, some positive earnings takeaways, and Chinese stimulus measures. Fixed income markets contributed additional gains during the month. January’s overarching theme was the unwinding of expectations for early rate cuts across the world. In the US, bond prices fell (yields rose) as solid economic data cast doubts on how quickly the Fed will begin cutting rates, benefiting short positioning in US 30yr Treasuries. Additional gains were realized in payer positions (which benefit from higher rates) in Scandinavian instruments. Hotter-than-expected Swedish inflation spurred traders to look for less easing by the Riksbank, while a moderately hawkish tilt by Norges Bank took Norwegian yields higher. In the credit indices, partially offsetting losses were realized in short protection positions as most credit spreads widened. FX trading generated partially offsetting losses with short positions in the developed market currencies (versus long USD) suffering the most. The dominant theme was the aforementioned improving data out of the US, which caused a correction in the USD after the dovish Fed expectations in the prior months. Gains in short NOK (versus long the USD) were more than offset by losses in long positions in markets like NZD. Commodity trading also provided losses for the Trust. Energies were the worst performing commodity sub-sector with most energy markets posting negative returns. A short holding in natural gas, one of the big winners for the Trust in 2023, faltered as models covered much of their position during a rally in the first half of the month, consequently missing much of the move lower in the latter half of the month. Short grain holdings provided some offsetting gains, as the agricultural complex weakened on expectations for widening inventories and weaker demand.

The Trust produced a gain in February. Gains came from equity index, interest rates, and credit holdings, while trading in FX and commodities produced some partially offsetting losses during the month. Long global stock index positioning generated the best sector returns for the Trust. Many equity markets around the globe were bolstered to all-time highs amid the artificial-intelligence euphoria as well as stronger US economic data. Concentration concerns, stretched positioning, and a hawkish Fed remain the key overhangs. Fixed income markets contributed additional gains during the month. Global bond prices fell (yields rose) as expectations for imminent rate cuts continued to fade, with central bank officials pushing back on early spring cuts. Short positioning in German 5yr and 10yr bonds benefited after the ECB minutes confirmed that policymakers still believe it is too soon to cut rates, prompting traders to reduce rate cut bets to <100 bps for this year. In the US, exceptionally strong labor market data and hotter-than-expected inflation pushed the SOFR lower, helping short positioning. Payer positions (which benefit from higher rates) in New Zealand and Sweden IRS added to gains. Short protection positions on the credit indices generated additional gains as spreads narrowed on the month amid the broader rally in risk assets. FX trading generated partially offsetting losses with the Developed Market (DM) currencies, versus long the USD, suffering the most. While the US dollar index continued its strengthening trend on back of the aforementioned stronger US data and fewer 2024 rate cuts expected from the Fed, certain DM currency pairs traded in a more range-bound fashion. Gains in short NOK (versus long the USD) were more than offset by Trust losses in currencies like the GBP and CAD, which suffered amid choppy trading. Commodity positions detracted modestly from P&L in February. Soft commodities generated the largest sub-sector losses during the month. However, short grain holdings provided partially offsetting gains as the grain complex weakened on ample world supplies.

The Trust produced a gain in March. Gains came from equity index, FX, credit, and commodity holdings, while trading interest rates produced some partially offsetting losses during the month. Global stock indexes generated the best profits for the Trust. Net long positioning on a variety of equity indices benefitted as equities posted another month of gains as the US economy remained resilient, the Fed signaled it is still willing to cut interest rates this year, and AI optimism continued to be a key tailwind for the market. Foreign exchange trading experienced additional gains for the Trust in March. Long positions on the US dollar benefited as the USD strengthened on back of rate differential expectations. That is, the market is still pricing in the Fed to cut rates this year, but not as early as other central banks. The Scandinavian central banks were particularly dovish in March and their currencies weakened; a short position on the Norwegian krone (versus long the USD) was a standout performer for the Trust. Short protection positions on the credit indices generated additional gains as spreads narrowed on the month amid the broader rally in risk assets. Commodity trading was modestly additive in March. Positive performance came from nearly all markets in the energy sub-sector, as efforts from OPEC+ to curb supply and continued geopolitical risks in the Middle East were favorable to net long holdings. Underperformance in short grain positioning capped sector gains. Fixed income markets contributed offsetting losses during the month. Global bonds rallied (yields fell) as many of the major central banks turned more dovish after two months of pushing back against rate cuts. The BOE delivered a more dovish split to its voting pattern and UK gilts advanced, generating losses on short positioning. In the wake of dovish-leaning ECB meetings/commentary, short positioning on German bonds incurred additional losses. Meanwhile, guidance from the Czech National Bank was an exception on the month and delivered a hawkish bias. Receiver positions in Czech Interest Rate Swaps (lower rates desired) suffered losses as a result.

The Trust produced a gain in April. Gains came from interest rates trading while, equity index, FX, credit, and commodity holdings produced some partially offsetting losses during the month. Fixed income markets generated the best sector returns for the Trust. April saw bonds swing between the competing narratives of persistent inflation prompting calls for yields to be “higher for longer” and geopolitical risks prompting safe haven bids. Ultimately, the former prevailed which pushed global bond prices lower (yields higher). Short positioning in US Treasuries across all tenors profited after the hot US CPI caused a hawkish repricing of the Fed’s policy outlook. By month end, traders had pushed back the timing of the first rate cut to December, dramatically changing the base case for 2024 from six cuts to a single year-end cut. The sell-off in Treasuries spilled over into global markets, to the benefit of short positioning in German bonds. In IRS markets, payer positions (desires rates higher) in Norway and Sweden added to gains as rates in Scandinavian countries rose in tandem with the US. Largely long positioning in global equity indices had a negative impact on Trust performance for the month with risk markets facing a reckoning of the likelihood of higher for longer yields in conjunction with heightened geopolitical tensions in the Middle East. In the credit indices, additional losses were realized in short protection positions as credit spreads widened amid the broader move lower in risk. FX trading generated additional losses during the month with the Developed Market (DM) currencies suffering the most. While the USD index continued its strengthening trend on back of the aforementioned stronger US CPI and fewer 2024 rate cuts expected from the Fed, certain DM currency pairs traded in a more choppy fashion. Gains in short NOK (versus long the USD) were more than offset by Trust losses in currencies like the AUD and GBP, which suffered amid the mid-month reversals. Commodity holdings detracted modestly from P&L in April. The energy sub-sector produced small losses, with a short natural gas position the underperformer as natural gas futures rallied into month-end amid forecasts for warming temps for much of the US. Grains and industrial metals holdings produced some partially offsetting gains.

The Trust produced a loss during May. Losses came from FX, commodity, and interest rate positions, while stocks and credit index trading created some partially offsetting gains. FX trading generated Trust losses during the month with the Developed Market currencies suffering the worst. May proved to be a difficult month for some FX strategies to navigate given the abrupt shift in the trend of the US dollar. After four straight months of gains for the USD index, the greenback slipped in May on back of several “goldilocks” economic data points. While our models reacted quickly in certain markets like the GBP and benefited from the strength in the pound, they were more than offset by short positions in the NOK and EUR. Commodity positions also detracted from the Trust during the month. The dominant losses were found in the energy sub-sector, led by a short natural gas holding. Futures prices in natural gas rose as tightening supplies spurred a rally. Short grain holdings produced additional losses as the grain complex rallied amid crop concerns. Precious metals produced some offsetting gains as silver prices rose to the highest in more than a decade. Fixed income instruments generated additional losses. Global bonds ended the month mixed with US Treasuries outperforming their peers. The aforementioned goldilocks US data put Fed rate cuts back in play, sending 10yr and 5yr Treasuries higher (yields lower) to the detriment of short positioning. Conversely, rate cut speculation in mainland Europe was dialed back on signs of persistent services sector inflation and elevated wage growth, creating losses in long positioning in short-dated Eurozone bonds. A strong GDP print coupled with a small upside inflation surprise in Switzerland pushed rates higher, hurting receiver (desire rates lower) Swiss IRS positioning. Long positioning in global equity indices provided some partially offsetting gains for the Trust in May. Stock markets advanced on the back of renewed traction surrounding the soft-landing narrative and on optimism for the Fed to begin cutting rates later this year. In the credit indices, additional gains were realized in short protection positions as credit spreads tightened amid the broader move higher in risk.

The Trust produced a gain during June. Profits came from commodity and stock index holdings, while interest rate, FX, and credit positions created some partially offsetting losses. Commodity holdings produced the best Trust profits during June.  The dominant gains were found from short positioning in the grain markets. The grain complex weakened on ample supplies and sluggish demand with prices plunging into month-end after the USDA acreage report showed higher-than-expected plantings. Holdings in meats, softs, and energies produced additional gains. Stocks trading was also additive for the Trust in June. Long Asian and US stock positions proved beneficial as indexes in those regions advanced on AI enthusiasm as well as soft landing optimism after the US CPI and PPI figures added to the disinflation narrative. Meanwhile, long holdings on European indices produced some offsetting losses as those markets weakened on the back of political uncertainty. Fixed income instruments generated partially offsetting losses for the Trust in June, dominated by short positioning in long-dated bonds. Prices rallied (yields fell) as the first of the G-7 central banks began to cut rates. German 10-year bonds headlined losses after the ECB cut 25bps, its first move lower since 2016. While the US Fed held rates unchanged, short positioning in US 10-year Treasuries added to losses after a soft inflation print cleared the path for future Fed interest rate cuts. In the credit indices, additional losses were realized in short protection positions. Credit spreads widened on the month, dominated by Europe and political uncertainty after the EU elections. FX trading provided additional losses during the month with the Developed Market currencies suffering the worst. The US dollar may have strengthened on the month, but it wasn’t a smooth ride given the mixed economic data. The hotter US employment report early in June caused a sharp move higher in the USD only to revert lower with the softer US CPI report one week later.  The USD eventually made new monthly highs with global election concerns helping the flight-to-quality move, but the choppiness proved difficult for certain strategies.

The Trust produced a gain during July. Profits came from all traded asset classes; stock index, FX, interest rate markets, credit, and commodities all benefited the Trust. Long positioning in equity indices produced the best gains for the Trust in July amid a broader pickup in volatility. US equities posted strong gains to start the month as cooling economic data helped to fuel soft-landing expectations and rate cut bets. Though there was a large rotation out of tech mega-cap names and into value/cyclical/small-cap shares, the P&L gains realized in the first half of the month more than offset the rotation-driven losses. Foreign exchange trading generated additional profits with gains in Developed Market currencies dominating the sector. FX markets experienced some volatility-driving events during the month, and there were some notable divergences across countries. The Japanese yen strengthened sharply on back of a more hawkish approach from the Bank of Japan, carry trades were unwound, and commodity currencies were sold. While the choppiness in AUDUSD was a pain-point for the Trust the month prior, the Australian dollar trended lower in the second half of July, benefiting the Trust. Fixed income instruments provided further gains as easing cycles from some countries pushed yields lower. Canadian bonds rallied (yields fell) after the Bank of Canada cut rates for a second straight meeting, benefiting a long CGB position. A receiver Czech IRS position (desire lower yields) added to gains after a weaker-than-expected CPI print boosted the scope for further monetary easing. Long positioning in short-term European bonds benefited after the ECB held interest rates steady and signaled the September meeting will be “wide open.” In the credit indices, additional gains were experienced in short protection positions as credit spreads tightened over the month. Commodity holdings produced additional Trust profits during the month. The dominant gains were found in short grain positioning as ample crops from the US amid a lack of Chinese demand sent the agricultural complex lower. Long oil holdings led to some partially offsetting P&L losses as petroleum markets weakened on the back of the aforementioned weaker expectations of China’s commodity consumption.

The Trust produced a loss during August. Losses came from stock indices, commodities, and credit holdings. Fixed income markets provided partially offsetting gains while FX positions had minimal impact. Long positioning on global stock indexes generated Trust losses. Equity markets started the month severely under pressure after a more hawkish-than-expected Bank of Japan meeting. Japanese stocks saw their worst single day of losses since 1987 with the volatility bleeding into other risk assets. A dramatic miss from US employment figures further contributed to the downturn in sentiment as market appetite turned towards the need for drastic rate cuts from the Federal Reserve. Though equity markets experienced a significant bounce into month-end, losses realized in the first few days of August were unable to be fully recovered. Commodities also detracted from P&L in August. Energies generated the largest sub-sector losses during the month, led by long positioning across Brent and WTI crude oil, as prices fell alongside global equities at the start of the month. A long cocoa holding provided some partially offsetting gains as cocoa futures advanced on West African supply concerns. Fixed income instruments generated gains during the month. Global bonds rallied (yields fell) as most major central banks turned decisively more dovish. Long positioning in US 5Y and 10Y Treasuries led gains with the weaker US data triggering a reassessment of the Fed outlook. Canadian 10Y bonds advanced on the back of a mixed jobs report and softer inflation, to the benefit of long positioning. Short Japanese 10Y positioning delivered partially offsetting losses as Japanese bond prices followed peers higher despite the Bank of Japan bucking the broader easing trend. In the credit indices, mixed positioning and a choppy month of price action led to losses. FX trading had minimal impact on P&L with gains in Developed Market currencies offsetting the losses experienced in the Emerging Markets. While Trust positioning was mixed, the dominant theme was US dollar weakness with Fed Chair Powell saying “the time has come for policy to adjust” which led markets to price in a cut for September.

The Trust produced a gain in September. Profits during the month came from interest rate, FX, stock index, and credit holdings. Commodities had a more muted impact on P&L. Fixed income instruments generated gains during the month. Global bond prices rallied (yields fell) as increasing bets the Fed would start its easing cycle with a 50bp cut became a reality. Long positioning in short-dated instruments profited as the jumbo-sized cut by the Fed was accentuated at the more interest-rate sensitive portion of the curve. Longs on Canadian 10yr bonds produced gains after the BOC shaved 25bps off their benchmark rate for the third consecutive month amid weakening inflation data. Receiver Sweden and Czech IRS positions (desire lower rates) also profited as their respective policy makers cut rates amid weaker growth and receding inflation. FX trading also had a positive impact on P&L with gains coming from long positions in both the Developed and Emerging Market currencies (versus short the USD). Softer US inflation and slower growth from the labor market was the catalyst for the weaker dollar and the expectations for the larger cut from the Federal Reserve. Other central banks around the world did not have as much of a dovish surprise as the Fed during the month, so US policy and the dollar were the biggest impetus for shifts in FX positioning. Long stock index positioning provided additional gains for the Trust in September. Most global stock indices rallied during the month after the jumbo 50bps Fed rate cut propelled stocks to new all-time highs. Continued AI optimism and more aggressive-than-expected Chinese stimulus further supported equities globally. In the credit indices, short protection positions benefited with the major credit spreads tightening on the month. Commodity holdings had minimal P&L impact on the month. The meat sub-sector was profitable for the Trust, led by a long live cattle position. Cattle futures rallied during the month amid an increase in beef demand expectations. Soft commodities provided additional gains for the Trust, while short grain complex positions generated some partially offsetting losses.

The Trust realized a loss in October. Losses came from commodity, stock, FX, and interest rate holdings. Credit had a muted impact on Trust performance. Commodity markets detracted from P&L in October. Energies had the largest sub-sector impact, as short holdings across most oil contracts were unable to recover from early to mid-month losses as the complex rallied amid the flare-up in Israel-Iran tensions. Soft commodities incurred additional losses, led by long coffee and cocoa positions. Global stock indexes were also a negative contributor to the Trust. Long holdings in Europe and the APAC regions produced the bulk of the monthly losses amid a variety of market dynamics. Throughout the month, investors weighed the soft-/no-landing narrative, lowered Fed rate cut expectations, mixed Q3 earnings, heightened tensions in the Middle East, and skepticism over the scale and impact of Chinese stimulus. Further, the upcoming US election was an overhang on risk sentiment. FX trading added to Trust losses this month as the US dollar rallied across our universe of tradable currencies. Gains in short developed market currencies (versus long the USD) were overshadowed by losses experienced in long positioning in emerging markets (versus short the USD). The dollar appreciated on back of October’s run of strong US economic data releases and was further supported by the broader bid for safe-haven assets ahead of November’s US election. Fixed income instruments generated losses in October as global bond prices fell (yields rose). Long positioning in US 2-year and SOFR suffered after strong US economic data, higher-than-expected inflation, and a shift in Fed rate cut probabilities away from 50bps to 25bps at the November meeting. Despite a BOC 50bp cut, Canadian 10-year bonds also slid to the detriment of long positioning. Partially offsetting gains were found in short UK and US 10-year positions. UK 10-year bond prices fell in the month-long lead up to the Labour party’s budget, then gained more downside momentum when it became reality at month-end. Credit trading had little impact on the Trust during October.

The Trust showed a gain in November.  Profits came from commodity, FX, credit, and fixed income positions, while stock index holdings produced some partially offsetting losses. The commodity sector was additive for the Trust during the month. A long cocoa holding provided the best gains as prices rallied in response to reduced production forecasts from West Africa. A long coffee position also generated gains as prices surged on supply concerns from top growers. Energy holdings generated partially offsetting losses amid choppy trading as the market reacted to various geopolitical developments in the Middle East. Foreign exchange trading contributed additional gains during the month. Short positions in the Developed Market currencies (versus long the USD) benefited as the US dollar strengthened on back of Trump’s presidential victory. Specifically, a short position on EURUSD was profitable as the potential for US tariffs and French budget concerns drove strength in the dollar relative to a weaker euro. Fixed income instruments generated moderate gains as the complex ultimately moved higher (yields fell) after a whippy month of trading. Receiver positions (desire yields lower) in Czech and Mexico 5-year IRS benefited, with Mexico’s move lower in yields accelerated by tariff threats which would create headwinds for growth. Weak economic data out of Germany pushed German 2-year bonds higher, helping long positioning. Partially offsetting losses came from short UK Gilt positioning, where softer economic data amplified the bond rally. In the credit indices, short protection positions benefited with US credit spreads tightening on the month. Stock index positioning generated partially offsetting losses. Long positioning in European indexes were the most impactful, underperforming on back of concerns that future trade policies could negatively affect the already-muted European economies. Heightened geopolitical tensions, weak flash PMI readings, and the aforementioned French budget concerns added to the negative sentiment. A long holding in the Nasdaq also suffered as the index saw heavy mid-month selling in response to fading post-US election optimism and the paring back of bets on FOMC rate cuts. Effective November 7, 2024, as part of the long-planned transition of majority ownership of Campbell & Company, LP, majority ownership transitioned from its founder, D. Keith Campbell to its senior executives and employees. Nothing will change in the day-to-day operation of the business. We believe this transaction will put the company in a position to continue its 52-year track record of providing lowly correlated risk-adjusted returns to our investors.

The Trust realized a gain in December. Profits came from FX, interest rate, and commodity holdings, while stock index and credit positions produced some partially offsetting losses. Foreign exchange trading led Trust gains during the month. The primary theme in FX to close out the year was US dollar strength and short positions in the Developed Market currencies (versus long the USD) benefited. In addition to the Trump tariff story that has dominated since the election results, the US dollar experienced additional strength after the hawkish December FOMC meeting. A short position in the Kiwi dollar was among the most profitable FX positions on the month following a weaker-than-expected GDP result out of New Zealand. Fixed income instruments generated additional gains in December as bond prices fell (yields rose). Short UK 10-year positioning was the biggest contributor with gilt prices tumbling in reaction to UK inflation hitting an 8-month high, adding to fears the economy will enter 2025 burdened by stagflation. Despite the Fed cutting interest rates for a third consecutive time, US Treasuries slid as Fed officials signaled a slower pace of easing than their previous quarterly projections implied, benefiting short positioning in long-dated tenors. Commodity trading was also additive for the Trust. Soft commodities generated the largest sub-sector returns by way of a long cocoa holding, which benefitted as prices surged on West African supply concerns. Industrial metal positions produced additional gains for the Trust as the complex weakened amid the robust USD, expectations the Fed will cut less-than-expected, and disappointment over Chinese stimulus. Largely long positioning in global equities resulted in partially offsetting losses as stock indices were pressured lowered following the hawkish takeaways from the FOMC meeting and the reduction of cuts in the Fed’s 2025 dot plot. Despite the December weakness, stock had a very strong year with the S&P logging its second-straight 20%+ annual gain since 1998. In the credit indices, short protection positions incurred additional losses with the major credit spreads widening on back of the move lower in risk assets.

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
(4.91)%

The Trust showed a profit in January. Gains came from stock index, commodity, FX, and credit positions, while interest rate holdings produced some partially offsetting losses. Global stock indexes generated the largest gains for the Trust in January. Net long positioning on a variety of equity holdings gained as most major global stock indexes finished the month in the green. The general risk-on sentiment was fueled by China reopening optimism and the hopes that the world’s Central Banks ease off their aggressive rate-hike cycle. A slew of mixed Q4 earnings reports and continued layoff announcements were largely ignored as money flowed into riskier assets. Commodity trading also provided gains for the Trust to start the year. Long coffee and sugar holdings generated the biggest wins within the softs sub-sector as those prices rallied on supply concerns. Industrial metals generated additional gains for the Trust spearheaded by a long LME copper position. The base metals complex experienced a significant monthly rally on back of the weak US dollar, ongoing China reopening optimism, and increasing concern over dwindling stockpiles. Foreign exchange trading produced additional Trust profits. The US dollar experienced a sell-off in January and the gains on long Emerging Market (EM) positions, versus short the USD, more than offset the losses incurred in the short Developed Market (DM) currencies. Longs in Latin American currencies were the main EM gainers as risky assets and carry trades were bought in the risk-on environment. Interest rate positions generated partially offsetting losses on the month. US Treasuries advanced (yields fell) after easing US inflation data strengthened the case for the Fed to turn less aggressive, hurting short positioning along the curve. In Europe, short positioning on German bonds added to Trust losses as prices followed Treasuries higher despite hawkish rhetoric from Lagarde and other European Central Bankers. Long positioning on UK gilts and the Aussie 10-year bond generated partially offsetting gains. Short protection positions in the credit indices which narrowed sharply alongside the broader rally in risk assets generated gains for the Trust.

The Trust showed a robust profit in February. Gains came from fixed income, FX, and commodity positions, while stock indices produced some partially offsetting losses. Credit holdings had limited P&L impact on the month. Interest rate positions dominated Trust gains in February with long-dated and short-dated instruments equally contributing to profits. US Treasury prices fell (yields rose) as hotter-than-expected inflation data and an extraordinary jump in payrolls elicited increasingly hawkish commentary from Fed members throughout the month, benefiting short positioning. Euro-area core inflation accelerated to a record, prompting money markets to price in a higher ECB terminal rate, which created gains for short German bond positioning. Interest rate swap holdings were also additive, led by a payer position in Mexican rates as yields moved higher after a larger-than-expected rate hike from Mexico’s Central Bank. Foreign exchange trading produced additional Trust returns. The US dollar rallied over the course of the month and the Trust’s short positions in the Developed Market (DM), versus long the US dollar, drove sector gains. A short Norwegian krone holding (against long USD) was a major P&L contributor in the FX sector as the krone continued to be susceptible to weakness in energies, ultimately ending the month as the worst performing G-10 currency in 2023. Commodities provided additional profits for the Trust in February. Short holdings across the industrial and precious metal sub-sectors profited as increasing expectations for further Fed policy tightening and a stronger US dollar weighed on metals prices. Net long global stock index positioning generated some offsetting losses during the month. After a strong start to the year, February saw equity markets retrace in North America and Asia. In the US, stronger-than-expected economic releases, which included labor and inflation data, spurred a meaningful repricing of FOMC rate expectations. In the APAC region, strained US-China geopolitical relations and weaker near-term demand outlooks for China further weighed on risk sentiment. Long positioning on European equities provided some offsetting gains as markets proved more resilient to higher rates in the region.

The Trust realized a loss in March. Losses came from interest rate, stock, commodity, and credit holdings, while FX produced some partially offsetting gains during the month. Interest rate positions dominated Trust losses on the month, with both long-dated and short-dated instruments suffering in the wake of the banking crisis that drove global bond prices higher (yields lower). The negative impact on the financial sector from the US Fed’s policy tightening campaign prompted traders to scale back rate hike bets, hurting short US Treasury positioning across most tenors. Partially offsetting gains came from long UK Gilt and Aussie 10-year bond positioning, both of which benefited from the rapid shift to less risky assets. Stock holdings also weighed on Trust performance amid a volatile month of trading. Predominantly long stock positioning was negatively impacted after the collapse of Silicon Valley Bank and the ensuing fears of contagion. Some stock P&L losses were recovered with prices rallying off mid-month lows as the banking sector stabilized and investors weighed the possibility of the Fed pausing its rate increases. Commodity positions added to Trust losses in March. Short precious metal holdings generated the largest sub-sector losses as bullion prices rose amid the banking sector turmoil, diminished expectations for further Fed tightening, and a softer US dollar. Credit trading generated additional losses as a short protection position in the iTraxx Senior Financial index suffered after credit spreads widened sharply in the wake of the Silicon Valley Bank and Credit Suisse fiascos. Foreign exchange trading provided some partially offsetting Trust gains. While the DXY index traded lower during the month on back of the shift to a more dovish outlook on the US Federal Reserve, a few of the so-called commodity currencies were the exceptions. The Trust profited from short-positions on the Aussie dollar and Norwegian krone, which both traded softer on back of weakness in oil markets.

The Trust was close to unchanged in April.  Commodity and FX positions produced gains, while fixed income holdings generated offsetting losses.  Credit and stock holdings had little effect on the Trust. The commodity sector was additive for the Trust during the month.  A long sugar holding produced a significant gain as the soft commodity rallied to an 11-year high on Brazilian supply concerns following above-average rainfall in the region.  Some long energy holdings generated partially offsetting losses amid a mid-month sector-wide selloff that was spurred by recession worries and potentially tighter financial conditions which clouded the outlook for fuel demand. FX trading contributed modest gains in April.  Varied performance in the global FX markets (versus the dollar), coupled with mixed positioning led to negligible sector P&L.  Short positions on the Norwegian krone and Australian dollar, which continued their 2023 weakening trends, resulted in gains for the Trust.  Partially offsetting losses were realized in certain emerging market currencies, where long positioning was a detractor in the risk-off environment. Mixed credit positions produced de minimis gains for the Trust as credit spreads widened alongside the sell-off in other risky assets. Interest rate positions added modest losses to the Trust over the month.  UK Gilts underperformed after data showed inflation remained in the double digits, prompting traders to raise bets on the peak BOE rate, hurting long positioning.  Aussie bonds also contributed to losses after minutes showed the RBA discussed a quarter-point hike before deciding on a pause in April.  Short US Treasury positions generated some partially offsetting gains. Stocks indexes trading was flat for the Trust in April.  Gains were seen from Asian and European stock holdings while US index positions generated offsetting losses as markets weighed the potential higher-for-longer dynamic, the debt ceiling stalemate, renewed banking sector turmoil, and a pickup in growth worries with better than feared earnings and guidance.

The Trust produced a gain during May. Profits came from commodity and FX positions, while stock index and interest rates produced some partially offsetting losses. Credit holdings had little impact on the Trust. The commodity sector led Trust gains during the month of May. Short copper positions generated the best sector gains with prices falling to 6-month lows as sentiment soured on the back of China’s disappointing economic recovery and on the stronger US dollar. Additionally, copper stockpiles rebounded from multi-year lows. A short natural gas position also provided gains as the energy dropped amid ample supplies following persistent milder weather in the US. Foreign exchange trading generated additional Trust profits. Despite debt-ceiling concerns in the United States, the US dollar rallied during the month and the Trust’s gains on short Developed Market (DM) positions (versus long the USD) marginally offset the losses incurred in some long Emerging Market (EM) currencies. Shorts in commodity-linked currencies like the Norwegian krone and Australian dollar were the big DM gainers with those FX markets depreciating as oil prices sold off and as China growth concerns increased. Global stock index trading resulted in losses to the Trust. Net-long positioning for much of the month generated losses as recession fears, a ‘higher-for-longer’ stance from many Central Banks, US debt ceiling concerns, and China’s lackluster recovery weighed on sentiment. A strong AI-driven rally following Nvidia’s upbeat earnings and blow-out guidance at month-end capped losses. Interest rate positions were also a negative contributor in May. Long positioning on the UK Gilt led losses as a higher-than-expected UK inflation print put pressure on the Bank of England to continue hiking and caused Gilts to weaken (yields higher). Partially offsetting gains came from Canadian and New Zealand interest rate instruments. Canada’s inflation also came in hotter-than-expected which proved beneficial to short CGB positioning as prices declined. Payer NZD IRS positioning (which is profitable with higher yields) experienced monthly gains as Kiwi yields pushed higher prior to the late May RBNZ meeting.

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

The Trust produced a loss in July. Losses came from FX and interest rate holdings while credit and commodity positions produced some partially offsetting gains during the month. Stock indexes had little impact. Foreign exchange trading generated Trust losses with short positions in the Developed Market currencies (versus long USD) dominating FX P&L. The main story around US policy was that while the Fed hiked 25bps in July, the market is pricing in a terminal rate that is close to its peak, which caused weakness in the greenback relative to its peers. The biggest Trust loss came from a short on the Norwegian krone, which saw additional appreciation on back of the continued strength in crude prices. Interest rate positions were also a negative contributor in July. Mixed fixed income positions generated losses as yields traded choppy as the markets weighed cooling inflation trends, “peak Fed” expectations, sticky employment, and strong economic data. Offsetting gains were experienced in a payer position on the NOK as yields continued their move higher with Norway’s economy seen as more resilient than neighboring Sweden. Short protection positions on the credit indices generated partially offsetting gains for the Trust. Credit spreads narrowed amid the broader rally in risk and the Trust benefited as a result. The commodity sector added further gains for the Trust in July. Long energy positions were the largest sector contributor as the complex rallied amid signs of tightening global supply and an improving demand outlook. Industrial and precious metals posted partially offsetting losses with short positions suffering as prices rallied on the weaker USD and positive US macroeconomic trends. Stock index holdings had little impact on the Trust in the month of July amid mixed positioning across the global indices. Stock markets advanced during the month on soft landing expectations and disinflation traction. Positive earnings takeaways provided additional support for stocks.

The Trust produced a gain in August. Gains came from FX and commodity holdings while stock indexes, interest rate, and credit positions produced some partially offsetting losses during the month. Foreign exchange trading led Trust gains in August. Shorts in the developed market currencies (versus long USD) benefited as the USD rallied sharply, following US Treasury yields which hit a 15-year high. The dollar bloc (AUD, NZD, CAD) and the Scandis (NOK and SEK) were the major underperformers on the month, with short AUDUSD leading Trust gains on weaker Chinese data and a rate hold from the RBA. Commodity trading was also additive for the Trust in August. Grains generated the largest sub-sector returns by way of a short wheat holding, which benefitted as prices fell on weak demand for US exports. Short industrial metal positions produced additional gains for the Trust as the base metals complex weakened on concerns about China’s economy. Mixed positioning across the global stock indexes generated partially offsetting losses for the Trust. Equity indices weakened during the month as the hard vs soft landing debate continued, fueled by persistent inflation concerns and some weak US data that supported the peak-Fed narrative. Further, equity markets reacted to the steep rise in US yields along with an unexpected Fitch downgrade of the US. Fixed income instruments also detracted on the month. August kicked off with Fitch downgrading the US credit rating, which pushed Treasuries yields lower (prices higher), but weak auctions and hawkish Fed minutes sharply reversed that trend in the back half of August. US Treasuries ultimately ended the month lower, leaving gains in short US 30yr positioning evenly matched with losses on mixed positioning in the US 10yr note. A dismal Eurozone PMI print sparked a rally in German bonds as investors pared bets on another ECB hike, hurting short positioning. Short protection positions on the credit indices generated additional offsetting losses for the Trust. Credit spreads widened amid the broader sell-off in risk and the Trust suffered as a result.

The Trust produced a gain in September. Profits came from interest rate, commodities, and FX holdings, while stock and credit index positions produced some partially offsetting losses during the month. Fixed income instruments led Trust gains with short positioning profiting as global bond prices tumbled (yield jumped). US Treasuries sold off sharply as investors responded to the Fed’s messaging that rates are set to stay higher for longer than previously expected. Adding to the retreat in the global bond markets, the Fed revised down their forecast for the number of 2024 interest rate cuts and the ECB signaled rates will be held higher for a “sufficiently long” period of time to quell inflation. Commodity trading also provided gains during the month. Precious metals generated the best sub-sector commodity returns for the Trust. Shorts held across the sector performed positively as continued strength in the US dollar and upward pressure on yields weighed on precious metal prices. Long positioning on the petroleum complex also generated gains as those energy markets advanced on tight supplies with OPEC+ leaders Saudi Arabia and Russia constricting output. The foreign exchange markets contributed additional gains for the Trust. Shorts in the developed market currencies (versus long the US dollar) benefited as the USD rallied sharply on back of Treasury yields, which made new highs not seen since before the Global Financial Crisis. While yields moved higher across many of the developed markets, US rates experienced a divergence higher during the month on back of the hawkish Fed, driving the relative strength in the greenback. Stock indices had a negative P&L impact in September, with losses concentrated in long European holdings. Nearly all major benchmarks logged losses for the month with the risk-off trading fueled by the higher-for-longer Fed and accompanying upward pressure on yields. The pickup in consumer headwinds with higher energy prices and the resumption of student loans, as well as the UAW strike and looming government shutdown, also pressured equity markets lower. Short protection positions on the credit indices generated additional offsetting losses for the Trust as credit spreads widened amid the broader sell-off in risk.

The Trust realized a loss in October. Losses came from commodity, interest rates, and credit holdings, while FX and stock positions produced some partially offsetting gains during the month. Commodity trading led Trust losses in October. Net long positions across the petroleum complex generated the largest commodity sub-sector declines as energy markets generally weakened. Energy prices came under pressure amid the lack of any immediate supply disruptions in the Middle East, as the Israel-Hamas conflict remained largely contained. Precious metals also had a negative impact on the Trust. Short positioning, particularly in gold, suffered as geopolitical concerns prompted demand for safe haven assets. Fixed income instruments generated additional losses amid mixed positioning and heightened volatility. Long positioning on Aussie 10yr bonds suffered as prices slipped (yields rose) after Australian inflation came in hotter-than-expected while the Reserve Bank of Australia held rates steady but retained their tightening bias. Short positioning in short-dated European government bonds added to losses after the European Central Bank kept interest rates unchanged for the first time in more than a year and indicated the hiking cycle may be nearing an end. Short protection positions on the credit indices contributed additional losses as spreads widened amid the weakness in risk assets, and the Trust suffered as a result. The foreign exchange markets provided partially offsetting gains for the Trust. Shorts in the developed market currencies (versus long the USD) were additive as the US dollar rallied amid demand for flight-to-quality assets, benefiting markets like the greenback and Swiss franc. The biggest gains came from the short on the Canadian dollar, which declined on a weaker CPI print and a rate hold from the Bank of Canada. Stock indices added further gains in October. Short holdings in the United States and Europe produced the bulk of the monthly gains. Equity markets declined on risk-off trading amid higher-for-longer Fed expectations, elevated bond market volatility, and heightened geopolitical tensions following the eruption of the Israel-Hamas conflict.

The Trust realized a loss in November. Losses came from FX and interest rates, while credit index and commodity positions produced some partially offsetting gains during the month. Stock indexes had little impact. Foreign exchange trading led Trust losses during the month with short positions in the developed currencies (versus long the USD) suffering while emerging market long positions produced some partially offsetting gains. The flight-to-quality trade that dominated the start of the fourth quarter sharply reversed in November on the back of easing financial conditions around the globe, and especially in the United States. The weaker US CPI reading mid-month provided a strong catalyst to sell the greenback as the market started to price in Fed rate cuts sooner than previously expected. Fixed income instruments also detracted from P&L with net short positions producing losses as global bonds soared at the fastest monthly pace since 2008. Softer-than-expected US inflation and increasingly dovish-leaning Fed commentary heightened expectations that the Fed is done with policy tightening. In response, US Treasuries rallied sharply (yields plummeted) hurting short US long-bond and SOFR positions. European government bond prices advanced after EU CPI decelerated for the 8th straight month, to the detriment of short holdings in German 10-year bonds. Short protection positions on the credit indices generated partially offsetting gains as spreads narrowed significantly on the month amid a broader rally in risk assets. Commodity markets also provided partially offsetting gains for the Trust. Energy positions generated the largest sub-sector gain, led by a short natural gas position. Natural gas futures fell as unseasonably warm weather and high inventories continued to depress prices. Short cattle holdings were also additive as meat markets weakened in November after the USDA increased its forecast for 2024 beef production. Stock indices had little impact on the Trust during the month as mixed positioning led to muted P&L. Global stock markets advanced as easing financial conditions and soft-landing momentum supported equities throughout the month.

The Trust realized in a loss in December. Losses came from interest rates, commodities, and FX positions, while trading in the credit and equity indices produced partially offsetting gains during the month. Fixed income instruments led Trust losses. Bonds rallied (yields fell) across tenors as the ongoing global disinflation trend intensified bets that many central banks will begin cutting rates in 2024. The Fed delivered its first concrete sign of a pivot as the dot plot revealed policymakers penciled in no further hikes for the first time since March 2021, hurting short US long bond positioning. The Fed’s actions had a strong knock-on effect around the globe. Traders also increased bets on ECB rate cuts next year, creating losses in short Euribor and German Bund positioning. Partially offsetting gains came courtesy of scattered long positioning, such as Aussie 10-year bonds. Within commodities, short industrial metals positions contributed the largest sub-sector loss for the Trust. The complex rallied across the board as the US dollar weakened, making the USD-backed metals more attractive to buyers using other currencies. Grain holdings also generated losses, dominated by a short wheat position which rallied amid supply concerns. FX trading added to Trust losses with short positions in the developed currencies (versus long the USD) suffering while emerging market long positions produced partially offsetting gains. While the US dollar experienced broad strength to start December, it reversed sharply after the mid-month Fed meeting and on the back of easing financial conditions around the globe. Short positioning in the Norwegian krone (versus long USD) was the main detractor as the Norges Bank shocked markets by hiking interest rates at their final meeting of the year, causing a rally in the NOK. Short protection positions on the credit indices generated partially offsetting gains as spreads narrowed significantly on the month amid the broader rally in risk assets. Predominantly long positioning in global stock indices also produced partially offsetting gains for the Trust in December. Most major benchmarks posted gains to close out the year as the Fed’s dovish pivot and soft landing momentum fueled risk-on trading.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of December 31, 2025, 2024 and 2023 and the trading gains/losses by market category for the years then ended.

	December 31, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.19%	(0.33)%
Commodities	0.67%	4.28%
Foreign Exchange	0.59%	(3.23)%
Interest Rates	0.65%	(12.17)%
Stock Indices	0.68%	8.22%
Aggregate/Total	1.22%	(3.23)%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the year ended December 31, 2025.

Of the (4.64)% return for the year ended December 31, 2025 for Series A, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (5.45)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series A.

Of the (4.34)% return for year ended December 31, 2025 for Series B, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (5.15)% due to brokerage fees, management fees, performance fees, sales commissions and operating costs borne by Series B.

Of the (3.91)% return for the year ended December 31, 2025 for Series D, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (4.72)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series D.

Of the (3.53)% return for the year ended December 31, 2025 for Series W, approximately (3.23)% was due to trading losses (before commissions) and approximately 4.04% due to investment income, offset by approximately (4.34)% due to brokerage fees, management fees, performance fees, sales commissions, offering costs and operating costs borne by Series W.

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

The following represent the primary trading risk exposures of the Trust as of December 31, 2025 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of December 31, 2025.

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

Management assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, Management used the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2025, the Trust’s internal control over financial reporting was effective.

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

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as managing operator. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive. Suite 100, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

Dr. Kevin D. Cole, born in 1972, joined Campbell & Company in October 2003, served as Chief Investment Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, since June 2017, and assumed the combined role of Chief Executive Officer & Chief Investment Officer (CEO, CIO) in January of 2022. In his role as CEO, CIO, he is responsible for leading the firm’s overall strategic direction while also establishing and managing the firm’s investment research agenda. Dr. Cole has served on the Board of Directors and as an officer of Campbell & Company, LLC, the general partner of Campbell & Company, since January 2019. As of November 11, 2024, Dr. Cole was appointed as Chairman of the Board of Directors of Campbell & Company, LLC. Since August 2018, Dr. Cole has served on the firm’s Executive Committee. Dr. Cole was appointed to the firm’s Investment Committee in January 2016. Dr. Cole formerly served as Deputy Chief Research Officer from January 2016 to June 2017; Director, Investment Strategies from October 2013 to December 2015; Research Manager from October 2006 to September 2013; and Senior Researcher from October 2003 to September 2006. Dr. Cole holds a B.A. in Economics from Georgetown University, and received a Ph.D. in Economics with a concentration in Finance from the University of California, Berkeley. Dr. Cole was listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective March 20, 2017.

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

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance.  Since December 2018, Mr. Lloyd has served as General Counsel, Chief Compliance Officer, and Secretary of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight, including, between April 2007 and August 2018, overseeing Campbell & Company’s fund administration function. Since January 2019, Mr. Lloyd has served on the Board of Directors of Campbell & Company, LLC, the general partner of Campbell & Company.  Between August and December 2018, Mr. Lloyd served as Co-General Counsel of Campbell & Company, LP.  Mr. Lloyd served as the Secretary of Campbell & Company between October 2011 and August 2018.  Since August 2017, Mr. Lloyd has served as an officer of Campbell & Company Delaware, LLC, the general partner of the Campbell Equity Alpha Onshore Fund, LP, a limited partnership formed in Delaware, and the Campbell Equity Alpha Cayman, LP and the Campbell Equity Alpha Master Fund LP, each an exempted limited partnership registered in the Cayman Islands.  Since November 2014, Mr. Lloyd has served as an officer of Campbell & Company, LLC, which is the general partner of Campbell & Company.  Mr. Lloyd is a member of the Board of Directors of Campbell Core Offshore Limited and Campbell Advantage Offshore Limited, each an international business company incorporated in the Cayman Islands.  Mr. Lloyd served as the Secretary and Assistant Treasurer, between September 2005 and August 2018, and as the General Counsel, between September 2013 and August 2018, of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser.  Mr. Lloyd served as a Director, Vice President, and Secretary of Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member, between October 2009 and August 2018.  Mr. Lloyd also served as Chief Compliance Officer of Campbell Financial Services, LLC between October 2009 and September 2013.  In November 2012 Mr. Lloyd was appointed as President of Campbell Financial Services, LLC and held the position until April 2014.  Mr. Lloyd was the General Counsel of Campbell Financial Services, LLC between April 2014 and August 2018. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc., a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of Deutsche Bank Securities Inc.  Mr. Lloyd holds a B.A. in Economics from the University of Maryland and a J.D. from the University of Baltimore School of Law.  Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court.  Mr. Lloyd has been listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC since January 2, 2019.  Mr. Lloyd was previously listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC from October 20, 2005 to August 1, 2018 and from December 12, 2005 to August 15, 2018, respectively.  Mr. Lloyd became registered as an NFA Associate Member and an Associated Person of Campbell & Company effective August 30, 2010. Mr. Lloyd became registered as an NFA Associate Member Person of Campbell & Company Investment Adviser, LLC effective December 12, 2022. Mr. Lloyd was designated as a Branch Manager of Campbell & Company, LP from January 15, 2020 until December 28, 2020.

John R. Radle, born in 1967, joined Campbell & Company in June 2005, and in January 2022 was appointed Chief Operating Officer of both Campbell & Company, LP and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, LP, a registered commodity trading advisor and an SEC-registered investment adviser. In this capacity, Mr. Radle is responsible for overseeing the firm’s middle office, back office, and corporate finance functions. Mr. Radle was appointed to the Board of Directors and as an officer of Campbell & Company, LLC, the general partner of Campbell & Company, LP in January 2022. Mr. Radle was appointed Director and Chief Operating Officer of Campbell Financial Services, LLC, an SEC-registered broker-dealer and FINRA member, in January 2022. Mr. Radle has been a member of the Investment Committee and the Best Execution Committee since April 2013 and November 2006, respectively. Mr. Radle also served as the Equity Trading Manager from June 2005 to December 2010, Manager - Equity & Rule-Based Execution from December 2010 to October 2012, and Managing Director, Global Head of Trading from October 2012 to January 2022. In this capacity Mr. Radle provided oversight of all aspects of the firm’s trade activities and assessed trade algorithms. Mr. Radle holds a BBA in Finance from Texas Christian University. He also holds an MBA from Johns Hopkins University. Mr. Radle was listed as a principal of Campbell & Company, LP and Campbell & Company Investment Adviser LLC from June 2013 to September 2018. Mr. Radle became listed as a principal of Campbell & Company, LP and Campbell & Company Investment Adviser, LLC in January 2022. Mr. Radle became registered as a NFA Associate Member and an Associated Person of Campbell & Company, LP effective November 5, 2007 and November 15, 2007, respectively.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2025, no Units of Beneficial Interest are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2025, Campbell & Company did not own any Series A, Series B, Series D or Series W Units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.	Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2025 and 2024 was Deloitte & Touche LLP.

(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Trust’s annual financial statements, for review of financial statements included in the Trust’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2025 and 2024 were $270,000 and $270,000, respectively.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments as of December 31, 2025 and 2024, (ii) Statements of Financial Condition as of December 31, 2025 and 2024, (iii) Statements of Operations For the Years Ended December 31, 2025, 2024 and 2023, (iv) Statements of Cash Flows For the Years Ended December 31, 2025, 2024 and 2023, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Years Ended December 31, 2025, 2024 and 2023, (vi) Financial Highlights For the Years Ended December 31, 2025, 2024 and 2023, (vii) Notes to Financial Statements.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2026.

THE CAMPBELL FUND TRUST

By:	CAMPBELL & COMPANY, LP
Managing Operator

By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, LP, the Managing Operator of the Registrant, indicated on March 17, 2026.

Signature	Capacity

/s/ Kevin D. Cole	Chief Executive Officer
Kevin D. Cole

/s/ Thomas P. Lloyd	General Counsel and Chief Compliance Officer
Thomas P. Lloyd

/s/ John R. Radle	Chief Operating Officer
John R.. Radle

THE CAMPBELL FUND TRUST

ANNUAL REPORT

December 31, 2025

THE CAMPBELL FUND TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of The Campbell Fund Trust

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Campbell Fund Trust (the "Trust"), including the condensed schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, cash flows, changes in unitholders' capital (net asset value), and financial highlights, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, its cash flows, changes in its unitholders' capital (net asset value), and the financial highlights for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 17, 2026

We have served as the Trust's auditor since 2005.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$27,320,813	4.41%
	Equipment Loans	3,600,892	0.58%
	Total Asset Backed Securities (cost $30,873,300)	30,921,705	4.99%

	Bank Deposits
	Japan
	Financials (cost $3,350,000)	3,352,037	0.54%
	United States
	Financials (cost $3,279,994)	3,281,230	0.53%
	Total Bank Deposits (cost $6,629,994)	6,633,267	1.07%

	Commercial Paper
	Canada
	Industrials	3,249,285	0.52%
	France
	Financials (cost $12,970,693)	12,974,947	2.10%
	Ireland
	Financials (cost $2,985,473)	2,985,020	0.48%
	Japan
	Financials (cost $3,139,555)	3,140,339	0.51%
	Netherlands
	Financials (cost $3,337,612)	3,336,546	0.54%
	United Kingdom
	Financials (cost $11,088,728)	11,088,462	1.79%
	United States
	Consumer Discretionary	27,144,789	4.39%
	Consumer Staples	16,514,186	2.67%
	Financials	46,919,104	7.58%
	Industrials	12,006,920	1.94%
	Real Estate	10,225,104	1.65%
	Utilities	34,577,635	5.59%
	Total United States (cost $147,409,052)	147,387,738	23.82%
	Total Commercial Paper (cost $184,181,113)	184,162,337	29.76%

	Corporate Bonds
	Australia
	Financials	4,325,521	0.70%
	Materials	518,781	0.08%
	Total Australia (cost $4,814,538)	4,844,302	0.78%
	Canada
	Energy	2,100,874	0.34%
	Financials	9,540,788	1.54%
	Total Canada (cost $11,595,582)	11,641,662	1.88%
	Japan
	Consumer Discretionary	1,137,679	0.18%
	Financials	2,213,142	0.36%
	Total Japan (cost $3,330,000)	3,350,821	0.54%
	Netherlands
	Financials (cost $1,875,000)	$1,881,357	0.30%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$2,787,717	0.45%
	Consumer Discretionary	7,823,157	1.26%
	Consumer Staples	2,324,814	0.38%
	Energy	6,976,595	1.13%
	Financials	16,198,637	2.62%
	Health Care	10,152,185	1.64%
	Industrials	1,343,257	0.22%
	Real Estate	6,266,614	1.01%
	Technology	6,627,983	1.07%
	Utilities	4,960,760	0.80%
	Total United States (cost $65,200,403)	65,461,719	10.58%
	Total Corporate Bonds (cost $86,815,523)	87,179,861	14.08%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$26,850,000	U.S. Treasury Bills Due 01/08/2026(1)	26,834,435	4.34%
$15,700,000	U.S. Treasury Bills Due 02/05/2026(1)	15,647,461	2.53%
$54,300,000	U.S. Treasury Bills Due 03/05/2026(1)	53,969,511	8.72%
	Total Government And Agency Obligations (cost $96,427,537)	96,451,407	15.59%
	Total Fixed Income Securities (cost $404,927,467)(2)	$405,348,577	65.49%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $96,451,407 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $16,788,616)	$16,788,616	2.71%
Total Short Term Investments (cost $16,788,616)	$16,788,616	2.71%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$1,277,220	0.21%
Energy	(606,114)	(0.10)%
Metals	22,092,439	3.57%
Stock indices	2,271,040	0.37%
Short-term interest rates	32,946	0.01%
Long-term interest rates	(390,431)	(0.06)%
Net unrealized gain (loss) on long futures contracts	24,677,100	4.00%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	2,795,366	0.45%
Energy	(526,627)	(0.09)%
Metals	(16,328,879)	(2.64)%
Stock indices	121,247	0.02%
Short-term interest rates	500,827	0.08%
Long-term interest rates	(1,678,013)	(0.27)%
Net unrealized gain (loss) on short futures contracts	(15,116,079)	(2.45)%
Net unrealized gain (loss) on open futures contracts	$9,561,021	1.55%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$5,924,829	0.96%
Various short forward currency contracts	(2,366,580)	(0.38)%
Net unrealized gain (loss) on open forward currency contracts	$3,558,249	0.58%

CREDIT DEFAULT INDEX SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $25,583,062)	$28,026,069		4.53%
Centrally cleared credit default index swaps - protection purchased (net proceeds $1,073,527)	(1,080,471)		(0.17)%
Total credit default swaps (net cost $24,509,535)	$26,945,598	(3)	4.36%

INTEREST RATE SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared interest rate swaps - receive fixed (net proceeds $1,021,654)	$5,239,952		0.85%
Centrally cleared interest rate swaps - pay fixed (net cost $703,300)	(1,791,122)		(0.29)%
Total interest rate swaps (net proceeds $318,354)	$3,448,830	(4)	0.56%

(3)
Includes $26,962,615 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $1,298,367 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS
Equity in futures brokers trading accounts
Cash	$33,986,212	$43,175,820
Restricted cash	0	3,149,899
Fixed income securities (cost $96,427,537 and $86,267,266, respectively)	96,451,407	86,292,284
Net unrealized gain (loss) on open futures contracts	9,561,021	4,561,959
Total equity in futures brokers trading accounts	139,998,640	137,179,962

Cash and cash equivalents	7,433,112	10,548,219
Cash at interbank market maker	14,373,620	9,917,220
Restricted cash at interbank market maker	63,678,190	51,813,175
Short term investments (cost $16,788,616 and $7,171,167, respectively)	16,788,616	7,171,167
Cash at swaps broker	34,393,320	31,154,093
Restricted cash at swaps broker	32,974,983	11,729,739
Fixed income securities (cost $308,499,930 and $305,267,050, respectively)	308,897,170	305,670,267
Credit default index swaps	0	155,036
Interest rate swaps	2,150,463	6,420,951
Due from swaps broker	383,364	368,950
Net unrealized gain on open forward currency contracts	3,558,249	13,264,493
Interest receivable	1,459,583	1,902,177
Subscriptions receivable	75,000	0
Total assets	$626,164,310	$587,295,449

LIABILITIES
Redemptions payable	$4,794,974	$1,830,213
Management fee payable	1,031,563	949,376
Sales commission payable	830,132	768,757
Accounts payable	288,963	254,434
Offering costs payable	145,042	141,857
Payable to custodian	20,029	7,165,000
Credit default index swaps	17,017	0
Accrued commissions and other trading fees on open contracts	98,554	93,287
Total liabilities	7,226,274	11,202,924

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 107,121.331 and 98,800.557 units outstanding at December 31, 2025 and December 31, 2024	447,960,506	433,255,243
Series B Units – Redeemable
Other Unitholders - 8,113.311 and 8,454.757 units outstanding at December 31, 2025 and December 31, 2024	37,818,957	41,199,604
Series D Units – Redeemable
Other Unitholders - 42,313.180 and 22,377.137 units outstanding at December 31, 2025 and December 31, 2024	72,806,684	40,071,644
Series W Units – Redeemable
Other Unitholders - 11,253.325 and 11,074.860 units outstanding at December 31, 2025 and December 31, 2024	60,351,889	61,566,034
Total unitholders’ capital (Net Asset Value)	618,938,036	576,092,525
Total liabilities and unitholders’ capital (Net Asset Value)	$626,164,310	$587,295,449

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(14,189,318)	$48,688,641	$(3,930,348)
Change in unrealized	4,999,062	14,633,754	(12,698,199)
Brokerage commissions	(5,372,034)	(3,308,669)	(2,795,163)
Net gain (loss) from futures trading	(14,562,290)	60,013,726	(19,423,710)

Forward currency trading gains (losses)
Realized	(13,546,815)	(6,683,204)	(8,451,027)
Change in unrealized	(9,706,244)	15,749,624	(4,452,881)
Brokerage commissions	(374,148)	(561,016)	(615,190)
Net gain (loss) from forward currency trading	(23,627,207)	8,505,404	(13,519,098)

Swap trading gains (losses)
Realized	3,665,704	15,946,541	3,260,123
Change in unrealized	5,688,254	(4,278,625)	1,251,244
Net gain (loss) from swap trading	9,353,958	11,667,916	4,511,367
Total net trading gain (loss)	(28,835,539)	80,187,046	(28,431,441)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	25,266,033	25,748,577	27,829,618
Realized gain (loss) on fixed income securities	180,454	191,194	(3,873,686)
Change in unrealized gain (loss) on fixed income securities	(7,125)	161,515	1,976,077
Total investment income (loss)	25,439,362	26,101,286	25,932,009

Expenses
Management fee	12,519,480	10,625,991	10,061,215
Performance fee	574,435	0	122
Operating expenses	1,360,120	1,221,196	1,231,941
Sales commission	10,540,866	9,066,311	8,567,703
Total expenses	24,994,901	20,913,498	19,860,981
Net investment income (loss)	444,461	5,187,788	6,071,028
NET INCOME (LOSS)	$(28,391,078)	$85,374,834	$(22,360,413)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the year)
Series A	$(206.46)	$648.48	$(195.60)
Series B	$(209.23)	$717.18	$(181.02)
Series D	$(94.51)	$283.72	$(71.40)
Series W	$(173.76)	$921.29	$(118.17)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(203.35)	$632.29	$(195.58)
Series B	$(211.60)	$715.78	$(201.37)
Series D	$(70.08)	$274.49	$(61.53)
Series W	$(196.05)	$887.36	$(153.12)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE YEAR
Series A	105,140.260	97,490.264	92,399.769
Series B	8,323.071	8,779.786	9,641.435
Series D	31,579.340	20,007.796	16,437.216
Series W	11,265.562	11,050.402	11,575.880

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
Cash flows from (for) operating activities
Net income (loss)	$(28,391,078)	$85,374,834	$(22,360,413)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(973,947)	(26,266,268)	13,923,759
(Increase) decrease in interest receivable	442,594	(62,728)	(848,921)
(Increase) decrease in due from swaps broker	(14,414)	(40,878)	(264,549)
Increase (decrease) in payable to custodian	(7,144,971)	7,165,000	0
Increase (decrease) in accounts payable and accrued expenses	183,358	271,023	32,320
Net purchases from swaps broker	10,130,794	(11,021,339)	4,455,303
Purchases of investments	(5,032,200,596)	(4,513,581,114)	(4,199,045,559)
Sales/maturities of investments	5,009,189,997	4,445,882,241	4,226,873,057
Net cash from (for) operating activities	(48,778,263)	(12,279,229)	22,764,997

Cash flows from (for) financing activities
Addition of units	112,906,316	68,338,751	62,831,953
Redemption of units	(36,754,758)	(56,289,990)	(37,793,864)
Offering costs paid	(2,022,023)	(1,693,057)	(1,783,236)
Net cash from (for) financing activities	74,129,535	10,355,704	23,254,853

Net increase (decrease) in cash, cash equivalents and restricted cash	25,351,272	(1,923,525)	46,019,850

Cash, cash equivalents and restricted cash at beginning of year	161,488,165	163,411,690	117,391,840
Cash, cash equivalents and restricted cash at end of year	$186,839,437	$161,488,165	$163,411,690

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	2025	2024	2023
Cash, cash equivalents and restricted cash at end of year consists of:
Equity in futures brokers trading accounts:
Cash	$33,986,212	$43,175,820	$37,203,513
Restricted cash	0	3,149,899	9,425,127
Cash and cash equivalents	7,433,112	10,548,219	7,188,062
Cash at interbank market maker	14,373,620	9,917,220	12,255,988
Restricted cash at interbank market maker	63,678,190	51,813,175	60,037,949
Cash at swaps broker	34,393,320	31,154,093	14,486,553
Restricted cash at swaps broker	32,974,983	11,729,739	22,814,498
Total cash, cash equivalents and restricted cash at end of year	$186,839,437	$161,488,165	$163,411,690

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Balances at December 31, 2022	89,254.537	$352,416,060	10,002.807	$43,597,613
Net income (loss)		(18,073,654)		(1,745,271)
Additions	16,393.145	64,768,866	26.974	120,638
Redemptions	(4,897.214)	(19,704,638)	(863.782)	(3,868,372)
Offering costs		(1,304,377)		0
Balances at December 31, 2023	100,750.468	$378,102,257	9,165.999	$38,104,608

Net income (loss)		63,220,897		6,296,675
Additions	8,665.216	35,792,076	37.785	173,224
Redemptions	(10,615.127)	(42,602,024)	(749.027)	(3,374,903)
Offering costs		(1,257,963)		0
Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604

Net income (loss)		(21,707,515)		(1,741,467)
Additions	14,926.138	66,802,898	51.710	253,745
Redemptions	(6,605.364)	(28,966,120)	(393.156)	(1,892,925)
Offering costs		(1,424,000)		0
Balances at December 31, 2025	107,121.331	$447,960,506	8,113.311	$37,818,957

Net Asset Value per Other Unitholders’ Unit - Series A
December 31, 2025	December 31, 2024	December 31, 2023
$4,181.80	$4,385.15	$3,752.86

Net Asset Value per Other Unitholders’ Unit - Series B
December 31, 2025	December 31, 2024	December 31, 2023
$4,661.35	$4,872.95	$4,157.17

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Balances at December 31, 2022	14,967.333	$23,615,197	11,697.747	$56,439,731	$476,068,601
Net income (loss)		(1,173,559)		(1,367,929)	(22,360,413)
Additions	5,087.861	8,277,492	1,343.746	6,749,568	79,916,564
Redemptions	(1,389.916)	(2,284,033)	(1,895.213)	(9,459,382)	(35,316,425)
Offering costs		(133,841)		(289,727)	(1,727,945)
Balances at December 31, 2023	18,665.278	$28,301,256	11,146.280	$52,072,261	$496,580,382

Net income (loss)		5,676,593		10,180,669	85,374,834
Additions	5,781.617	9,740,574	1,019.167	5,206,833	50,912,707
Redemptions	(2,069.758)	(3,479,388)	(1,090.587)	(5,608,428)	(55,064,743)
Offering costs		(167,391)		(285,301)	(1,710,655)
Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525

Net income (loss)		(2,984,648)		(1,957,448)	(28,391,078)
Additions	20,927.703	37,786,940	1,444.777	8,137,733	112,981,316
Redemptions	(991.660)	(1,783,112)	(1,266.312)	(7,077,362)	(39,719,519)
Offering costs		(284,140)		(317,068)	(2,025,208)
Balances at December 31, 2025	42,313.180	$72,806,684	11,253.325	$60,351,889	$618,938,036

Net Asset Value per Other Unitholders’ Unit - Series D
December 31, 2025	December 31, 2024	December 31, 2023
$1,720.66	$1,790.74	$1,516.25

Net Asset Value per Other Unitholders’ Unit - Series W
December 31, 2025	December 31, 2024	December 31, 2023
$5,363.03	$5,559.08	$4,671.72

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the years ended December 31, 2025, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series A
	2025	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$4,385.15	$3,752.86	$3,948.44

Income (loss) from operations:
Total net trading gains (losses) (1)	(183.08)	617.09	(218.46)
Net investment income (loss) (1)	(6.73)	28.10	37.00
Total net income (loss) from operations	(189.81)	645.19	(181.46)
Offering costs (1)	(13.54)	(12.90)	(14.12)
Net asset value per unit at end of year	$4,181.80	$4,385.15	$3,752.86
Total Return	(4.64)%	16.85%	(4.95)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.23%	4.27%	4.26%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.23%	4.27%	4.26%
Net investment income (loss) (2)	(0.15)%	0.69%	0.91%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the years ended December 31, 2025, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series B
	2025	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$4,872.95	$4,157.17	$4,358.54

Income (loss) from operations:
Total net trading gains (losses) (1)	(204.03)	684.44	(241.27)
Net investment income (loss) (1)	(7.57)	31.34	39.90
Total net income (loss) from operations	(211.60)	715.78	(201.37)
Net asset value per unit at end of year	$4,661.35	$4,872.95	$4,157.17
Total Return	(4.34)%	17.22%	(4.62)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	4.24%	4.29%	4.28%
Performance fee	0.00%	0.00%	0.00%
Total expenses	4.24%	4.29%	4.28%
Net investment income (loss) (2)	(0.15)%	0.70%	0.90%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the years ended December 31, 2025, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series D
	2025	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,790.74	$1,516.25	$1,577.78

Income (loss) from operations:
Total net trading gains (losses) (1)	(76.40)	250.74	(89.12)
Net investment income (loss) (1)	15.32	32.12	35.73
Total net income (loss) from operations	(61.08)	282.86	(53.39)
Offering costs (1)	(9.00)	(8.37)	(8.14)
Net asset value per unit at end of year	$1,720.66	$1,790.74	$1,516.25
Total Return	(3.91)%	18.10%	(3.90)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.91%	2.99%	2.98%
Performance fee	0.24%	0.00%	0.00%
Total expenses	3.15%	2.99%	2.98%
Net investment income (loss) (2)	1.07%	1.92%	2.19%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the years ended December 31, 2025, 2024 and 2023. This information has been derived from information presented in the financial statements.

	Series W
	2025	2024	2023
Per Unit Performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$5,559.08	$4,671.72	$4,824.84

Income (loss) from operations:
Total net trading gains (losses) (1)	(232.87)	774.67	(273.25)
Net investment income (loss) (1)	64.96	138.51	145.16
Total net income (loss) from operations	(167.91)	913.18	(128.09)
Offering costs (1)	(28.14)	(25.82)	(25.03)
Net asset value per unit at end of year	$5,363.03	$5,559.08	$4,671.72
Total Return	(3.53)%	18.99%	(3.17)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee	2.23%	2.25%	2.26%
Performance fee	0.69%	0.00%	0.00%
Total expenses	2.92%	2.25%	2.26%
Net investment income (loss) (2)	1.85%	2.71%	2.92%

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
DECEMBER 31, 2025
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

On September 15, 2025, the Trust entered into an Amended and Restated Declaration of Trust and Trust Agreement (the “Amended Trust Agreement”) with U.S. Bank Trust National Association, as trustee, and Campbell & Company, LP, as managing operator. The Amended Trust Agreement was approved by the requisite vote of the Trust’s unitholders, as described in the Trust’s definitive proxy statement filed with the Securities and Exchange Commission on May 29, 2025.

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
DECEMBER 31, 2025
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2025 and December 31, 2024 the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of December 31, 2025 and December 31, 2024.

	Fair Value at December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,788,616	$0	$0	$16,788,616
Fixed income securities	0	405,348,577	0	405,348,577

Other Financial Instruments
Exchange-traded futures contracts	9,561,021	0	0	9,561,021
Forward currency contracts	0	3,558,249	0	3,558,249
Credit default index swap contracts	0	26,945,598	0	26,945,598
Interest rate swap contracts	0	3,448,830	0	3,448,830
Total	$26,349,637	$439,301,254	$0	$465,650,891

	Fair Value at December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,171,167	$0	$0	$7,171,167
Fixed income securities	0	391,962,551	0	391,962,551

Other Financial Instruments
Exchange-traded futures contracts	4,561,959	0	0	4,561,959
Forward currency contracts	0	13,264,493	0	13,264,493
Credit default index swap contracts	0	18,218,751	0	18,218,751
Interest rate swap contracts	0	4,612,454	0	4,612,454
Total	$11,733,126	$428,058,249	$0	$439,791,375

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025
Management has continued to evaluate the application of ASC 740, Income Taxes, to the Trust, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Trust files federal and state tax returns. The 2022 through 2025 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At December 31, 2025 and December 31, 2024, the amount of unreimbursed offering costs incurred by Campbell & Company is $90,865 and $99,820 for Series A units, $455,141 and $218,854 for Series D units and $374,501 and $285,236 for Series W units, respectively.

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

K.  Segment Reporting

The Chief Operating Officer of Campbell & Company acts as the Trust’s Chief Operating Decision Maker (CODM) and is responsible for assessing performance and allocating resources with respect to the Trust.  The Management has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its Offering Memorandum, against which the CODM assesses performance.  As the Trust’s operations comprise a single operating segment, the financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025
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
DECEMBER 31, 2025
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

Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of December 31, 2025. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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
DECEMBER 31, 2025
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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month- end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the years ended December 31, 2025 and 2024, Campbell & Company received redemption fees of $0 and $5,410, respectively.

Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at December 31, 2025 and December 31, 2024. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At December 31, 2025 and December 31, 2024, the carrying value of such credit derivative contracts purchased was $26,945,599 and $18,218,751, respectively.

	December 31, 2025	December 31, 2024
	Maturity Date:	Maturity Date:
Credit Default Index Swaps	December 2030	December 2029
Investment grade	$667,773,760	$481,459,595
Non-investment grade	246,875,320	151,495,514
Total	$914,649,080	$632,955,109

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
DECEMBER 31, 2025
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

The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2025 and December 31, 2024 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2025 Fair Value	Liability Derivatives at December 31, 2025 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,497,556	$(424,970)	$4,072,586
Energy Contracts	Net unrealized gain (loss) on open futures contracts	376,411	(1,509,152)	(1,132,741)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	22,980,259	(17,216,699)	5,763,560
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,474,883	(1,082,596)	2,392,287
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	729,099	(195,326)	533,773
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,143,731	(3,212,175)	(2,068,444)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,897,310	(11,339,061)	3,558,249
Credit Default Index Swap Contracts**	Credit default index swaps	29,431,516	(2,485,918)	26,945,598
Interest Rate Swap Contracts**	Interest rate swaps	5,409,925	(1,961,095)	3,448,830
Totals		$82,940,690	$(39,426,992)	$43,513,698

*	Derivatives not designated as hedging instruments under ASC 815.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2025, 2024 and 2023 are as follows:

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2025	Trading Gains (Losses) for the Year Ended December 31, 2024	Trading Gains (Losses) for the Year Ended December 31, 2023
Agriculture Contracts	$14,601,247	$28,171,014	$253,436
Energy Contracts	(26,793,249)	(27,643,581)	5,297,617
Metal Contracts	36,773,280	1,150,279	(5,364,577)
Stock Indices Contracts	48,822,152	39,589,590	3,877,206
Short-Term Interest Rate Contracts	(834,794)	784,281	(3,905,407)
Long-Term Interest Rate Contracts	(81,758,892)	21,270,812	(16,786,822)
Forward Currency Contracts	(23,253,059)	9,066,420	(12,903,908)
Credit default index swap contracts	5,461,831	6,592,011	11,336,500
Interest rate swap contracts	3,892,127	5,075,905	(6,825,132)
Total	$(23,089,357)	$84,056,731	$(25,021,087)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Year Ended December 31, 2025	Trading Gains (Losses) for the Year Ended December 31, 2024	Trading Gains (Losses) for the Year Ended December 31, 2023
Futures trading gains (losses):
Realized***	$(14,189,318)	$48,688,641	$(3,930,348)
Change in unrealized	4,999,062	14,633,754	(12,698,199)
Forward currency trading gains (losses):
Realized***	(13,546,815)	(6,683,204)	(8,451,027)
Change in unrealized	(9,706,244)	15,749,624	(4,452,881)
Swap trading gains (losses):
Realized***	3,665,704	15,946,541	3,260,123
Change in unrealized	5,688,254	(4,278,625)	1,251,245
Total	$(23,089,357)	$84,056,731	$(25,021,087)

***
For the years ended December 31, 2025, 2024 and 2023, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(187,782), $(105,665) and $43,766, respectively, and gains (losses) on spot trades in connection with forward currency trading at the interbank market maker of $10,620,886, $(8,878,003) and $(2,238,901), respectively.

For the years ended December 31, 2025, 2024 and 2023, the monthly average of futures contracts bought and sold was approximately 116,500, 73,000 and 62,400, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $33,881,800,000, $12,530,800,000 and $5,335,200,000, respectively; and the monthly average of notional value of forward currency contracts was $5,760,200,000, $5,047,600,000 and $5,168,800,000, respectively.

Open contracts generally mature within three months; as of December 31, 2025, the latest maturity date for open futures contracts is March 2027 and the latest maturity date for open forward currency contracts is March 2026. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is March 2031.

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
DECEMBER 31, 2025
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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at December 31, 2025 and December 31, 2024 was $96,451,407 and $86,292,284, respectively, which equals approximately 16% and 15% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market maker at December 31, 2025 and December 31, 2024 was restricted cash for margin requirements of $96,653,173 and $66,692,813, respectively, which equals approximately 16% and 12% of Net Asset Value, respectively.

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

Offsetting of Derivative Assets by Counterparty
As of December 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,974,737	$(12,161,001)	$4,813,736
Futures contracts	Goldman, Sachs & Co.	16,227,202	(11,479,917)	4,747,285
Forward currency contracts	NatWest Markets Plc	14,897,310	(11,339,061)	3,558,249
Centrally cleared swap contracts*	Centrally Cleared	34,841,441	(4,447,013)	30,394,428
Total derivatives		$82,940,690	$(39,426,992)	$43,513,698

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2025
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount
UBS Securities LLC	$4,813,736	$0	$0	$4,813,736
Goldman, Sachs & Co.	4,747,285	0	0	4,747,285
NatWest Markets Plc	3,558,249	0	0	3,558,249
Centrally Cleared	30,394,428	0	0	30,394,428
Total	$43,513,698	$0	$0	$43,513,698

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,161,001	$(12,161,001)	$0
Futures contracts	Goldman, Sachs & Co.	11,479,917	(11,479,917)	0
Forward currency contracts	NatWest Markets Plc	11,339,061	(11,339,061)	0
Centrally cleared swap contracts	Centrally Cleared	4,447,013	(4,447,013)	0
Total derivatives		$39,426,992	$(39,426,992)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2025
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2024
		Gross Amounts of	Gross Amounts Offset in the Statements of	Net Amounts of Unrealized Gain Presented in the Statements of
Type of Instrument	Counterparty	Recognized Assets	Financial Condition	Financial Condition
Futures contracts	UBS Securities LLC	$12,338,493	$(11,053,380)	$1,285,113
Futures contracts	Goldman, Sachs & Co.	13,953,682	(10,676,836)	3,276,846
Forward currency contracts	NatWest Markets Plc	37,015,094	(23,750,601)	13,264,493
Centrally cleared swap contracts*	Centrally Cleared	29,734,550	(6,903,345)	22,831,205
Total derivatives		$93,041,819	$(52,384,162)	$40,657,657

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2024
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