Form 10-Q
period 2026-03-31
CAMPBELL FUND TRUST
filed 2026-05-14
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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

The Registrant has no voting stock. As of March 31, 2026, there were 106,927.731 Series A Units, 7,865.710 Series B Units, 43,750.549 Series D Units, and 11,096.242 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2026 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$33,440,092	5.00%
	Equipment Loans	2,808,513	0.42%
	Total Asset Backed Securities (cost $36,260,721)	36,248,605	5.42%

	Bank Deposits
	Japan
	Financials (cost $3,350,000)	3,350,710	0.50%
	United States
	Financials (cost $6,341,225)	6,336,760	0.95%
	Total Bank Deposits (cost $9,691,225)	9,687,470	1.45%

	Commercial Paper
	Canada
	Financials	1,696,025	0.25%
	Materials	2,096,940	0.31%
	Total Canada (cost $3,793,577)	3,792,965	0.56%
	France
	Financials (cost $6,121,566)	6,122,319	0.92%
	Ireland
	Financials	3,548,873	0.53%
	Real Estate	3,165,499	0.47%
	Total Ireland (cost $6,715,411)	6,714,372	1.00%
	Japan
	Financials (cost $3,170,159)	3,169,580	0.47%
	United Kingdom
	Financials (cost $22,128,022)	22,123,903	3.31%
	United States
	Consumer Discretionary	30,663,531	4.58%
	Consumer Staples	10,539,055	1.58%
	Energy	7,388,152	1.10%
	Financials	49,037,149	7.33%
	Industrials	16,403,078	2.45%
	Materials	4,259,325	0.64%
	Real Estate	29,829,170	4.46%
	Utilities	22,768,607	3.40%
	Total United States (cost $170,929,891)	170,888,067	25.54%
	Total Commercial Paper (cost $212,858,626)	212,811,206	31.80%

	Corporate Bonds
	Australia
	Financials	4,310,947	0.64%
	Materials	515,942	0.08%
	Total Australia (cost $4,814,633)	4,826,889	0.72%
	Canada
	Energy	2,087,644	0.31%
	Financials	12,134,897	1.81%
	Total Canada (cost $14,259,954)	$14,222,541	2.12%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2026 (Unaudited)
FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	Germany
	Consumer Discretionary (cost $2,683,861)	$2,673,859	0.40%
	Japan
	Financials	2,204,893	0.33%
	Consumer Discretionary	1,131,408	0.17%
	Total Japan (cost $3,330,000)	3,336,301	0.50%
	Netherlands
	Financials (cost $1,875,000)	1,876,667	0.28%
	United States
	Communications	2,789,893	0.42%
	Consumer Discretionary	6,588,005	0.99%
	Consumer Staples	2,317,335	0.35%
	Energy	10,955,952	1.64%
	Financials	21,437,867	3.21%
	Health Care	15,448,997	2.31%
	Industrials	5,803,913	0.87%
	Real Estate	6,268,651	0.94%
	Technology	5,718,235	0.85%
	Utilities	6,755,497	1.01%
	Total United States (cost $84,101,307)	84,084,345	12.59%
	Total Corporate Bonds (cost $111,064,755)	111,020,602	16.61%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$20,850,000	U.S. Treasury Bills Due 04/09/2026(1)	20,833,255	3.11%
$500,000	U.S. Treasury Bills Due 05/07/2026(1)	498,172	0.07%
$15,200,000	U.S. Treasury Bills Due 05/14/2026(1)	15,133,961	2.26%
$54,300,000	U.S. Treasury Bills Due 06/04/2026(1)	53,950,839	8.07%
	Total Government And Agency Obligations (cost $90,420,964)	90,416,227	13.51%
	Total Fixed Income Securities (cost $460,296,291)(2)	$460,184,110	68.79%

(1)  Pledged as collateral for the trading of futures positions.
(2)  Included in fixed income securities are U.S. Treasury Bills with a fair value of $90,416,227 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2026 (Unaudited)
SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $4,019,670)	$4,019,670	0.60%
Total Short Term Investments (cost $4,019,670)	$4,019,670	0.60%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$2,527,699	0.38%
Energy	4,535,114	0.68%
Metals	1,804,556	0.27%
Stock indices	(622,733)	(0.09)%
Short-term interest rates	(954,916)	(0.14)%
Long-term interest rates	(1,675,580)	(0.25)%
Net unrealized gain (loss) on long futures contracts	5,614,140	0.85%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	349,883	0.05%
Energy	307,897	0.05%
Metals	3,993,978	0.60%
Stock indices	(28,669)	0.00%
Short-term interest rates	1,577,117	0.24%
Long-term interest rates	1,903,704	0.28%
Net unrealized gain (loss) on short futures contracts	8,103,910	1.22%
Net unrealized gain (loss) on open futures contracts	$13,718,050	2.07%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(11,597,549)	(1.73)%
Various short forward currency contracts	26,128,151	3.91%
Net unrealized gain (loss) on open forward currency contracts	$14,530,602	2.18%

CREDIT DEFAULT INDEX SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $1,055,110)	$643,811		0.10%
Centrally cleared credit default index swaps - protection purchased (net proceeds $6,126,252)	(6,030,224)		(0.90)%
Total credit default swaps (net proceeds $5,071,142)	$(5,386,413	)(3)	(0.80)%

INTEREST RATE SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared interest rate swaps - receive fixed (net cost $1,623,609)	$(5,730,930)		(0.86)%
Centrally cleared interest rate swaps - pay fixed (net cost $2,942,175)	4,918,287		0.74%
Total interest rate swaps (net cost $4,565,784)	$(812,643	)(4)	(0.12)%

(3)
Includes $(5,214,386) of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $2,072,111 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$27,320,813	4.41%
	Equipment Loans	3,600,892	0.58%
	Total Asset Backed Securities (cost $30,873,300)	30,921,705	4.99%

	Bank Deposits
	Japan
	Financials (cost $3,350,000)	3,352,037	0.54%
	United States
	Financials (cost $3,279,994)	3,281,230	0.53%
	Total Bank Deposits (cost $6,629,994)	6,633,267	1.07%

	Commercial Paper
	Canada
	Industrials (cost $3,250,000)	3,249,285	0.52%
	France
	Financials (cost $12,970,693)	12,974,947	2.10%
	Ireland
	Financials (cost $2,985,473)	2,985,020	0.48%
	Japan
	Financials (cost $3,139,555)	3,140,339	0.51%
	Netherlands
	Financials (cost $3,337,612)	3,336,546	0.54%
	United Kingdom
	Financials (cost $11,088,728)	11,088,462	1.79%
	United States
	Consumer Discretionary	27,144,789	4.39%
	Consumer Staples	16,514,186	2.67%
	Financials	46,919,104	7.58%
	Industrials	12,006,920	1.94%
	Real Estate	10,225,104	1.65%
	Utilities	34,577,635	5.59%
	Total United States (cost $147,409,052)	147,387,738	23.82%
	Total Commercial Paper (cost $184,181,113)	184,162,337	29.76%

	Corporate Bonds
	Australia
	Financials	4,325,521	0.70%
	Materials	518,781	0.08%
	Total Australia (cost $4,814,538)	4,844,302	0.78%
	Canada
	Energy	2,100,874	0.34%
	Financials	9,540,788	1.54%
	Total Canada (cost $11,595,582)	11,641,662	1.88%
	Japan
	Consumer Discretionary	1,137,679	0.18%
	Financials	2,213,142	0.36%
	Total Japan (cost $3,330,000)	3,350,821	0.54%
	Netherlands
	Financials (cost $1,875,000)	$1,881,357	0.30%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2026 AND DECEMBER 31, 2025 (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Equity in futures brokers trading accounts
Cash	$63,339,211	$33,986,212
Fixed income securities (cost $90,420,964 and $96,427,537, respectively)	90,416,227	96,451,407
Net unrealized gain (loss) on open futures contracts	13,718,050	9,561,021
Total equity in futures brokers trading accounts	167,473,488	139,998,640

Cash and cash equivalents	2,547,925	7,433,112
Cash at interbank market maker	15,474,761	14,373,620
Restricted cash at interbank market maker	34,942,876	63,678,190
Short term investments (cost $4,019,670 and $16,788,616, respectively)	4,019,670	16,788,616
Cash at swaps broker	44,217,409	34,393,320
Restricted cash at swaps broker	21,988,729	32,974,983
Fixed income securities (cost $369,875,327 and $308,499,930, respectively)	369,767,883	308,897,170
Interest rate swaps	0	2,150,463
Due from swaps broker	0	383,364
Net unrealized gain on open forward currency contracts	14,530,602	3,558,249
Interest receivable	1,541,821	1,459,583
Subscriptions receivable	0	75,000
Total assets	$676,505,164	$626,164,310

LIABILITIES
Redemptions payable	$1,851,477	$4,794,974
Management fee payable	1,117,949	1,031,563
Payable to custodian	0	20,029
Sales commission payable	894,361	830,132
Accounts payable	459,339	288,963
Credit default index swaps	172,027	17,017
Offering costs payable	156,363	145,042
Interest rate swaps	2,884,754	0
Due to swaps broker	75,926	0
Accrued commissions and other trading fees on open contracts	82,282	98,554
Total liabilities	7,694,478	7,226,274

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 106,927.731 and 107,121.331 units outstanding at March 31, 2026 and December 31, 2025	483,085,949	447,960,506
Series B Units – Redeemable
Other Unitholders - 7,865.710 and 8,113.311 units outstanding at March 31, 2026 and December 31, 2025	39,631,943	37,818,957
Series D Units – Redeemable
Other Unitholders - 43,750.549 and 42,313.180 units outstanding at March 31, 2026 and December 31, 2025	81,525,170	72,806,684
Series W Units – Redeemable
Other Unitholders - 11,096.242 and 11,253.325 units outstanding at March 31, 2026 and December 31, 2025	64,567,624	60,351,889
Total unitholders’ capital (Net Asset Value)	668,810,686	618,938,036
Total liabilities and unitholders’ capital (Net Asset Value)	$676,505,164	$626,164,310

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Three Months Ended March 31,
	2026	2025
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$28,033,163	$18,952,696
Change in unrealized	4,157,029	2,093,306
Brokerage commissions	(1,305,251)	(1,061,160)
Net gain (loss) from futures trading	30,884,941	19,984,842

Forward currency trading gains (losses)
Realized	21,779,984	24,903,166
Change in unrealized	10,972,353	(7,228,131)
Brokerage commissions	(68,792)	(89,935)
Net gain (loss) from forward currency trading	32,683,545	17,585,100

Swap trading gains (losses)
Realized	525,100	(7,088,099)
Change in unrealized	(11,896,945)	6,210,450
Net gain (loss) from swap trading	(11,371,845)	(877,649)
Total net trading gain (loss)	52,196,641	36,692,293

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	5,322,578	5,955,925
Realized gain (loss) on fixed income securities	(6,866)	82,091
Change in unrealized gain (loss) on fixed income securities	(533,291)	(98,563)
Total investment income (loss)	4,782,421	5,939,453

Expenses
Management fee	3,278,811	3,076,320
Sales commission	2,716,859	2,610,410
Performance fee	0	574,435
Operating expenses	407,496	321,009
Total expenses	6,403,166	6,582,174
Net investment income (loss)	(1,620,745)	(642,721)
NET INCOME (LOSS)	$50,575,896	$36,049,572

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$338.39	$272.68
Series B	$376.86	$303.03
Series D	$144.61	$109.92
Series W	$463.07	$333.68

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$336.07	$267.85
Series B	$377.22	$302.58
Series D	$142.75	$108.98
Series W	$455.84	$328.74

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	107,055.297	99,807.424
Series B	7,947.196	8,443.977
Series D	42,786.646	23,086.150
Series W	11,157.414	11,202.648

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from (for) operating activities
Net income (loss)	$50,575,896	$36,049,572
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	(2,699,146)	(977,062)
(Increase) decrease in interest receivable	(82,238)	(185,857)
(Increase) decrease in due from swaps broker	383,364	141,163
(Increase) decrease in due to swaps broker	75,926	0
Increase (decrease) in payable to custodian	(20,029)	(5,840,000)
Increase (decrease) in accounts payable and accrued expenses	304,719	881,043
Net purchases from swaps broker	(6,706,719)	4,835,405
Purchases of investments	(1,361,594,081)	(1,253,260,857)
Sales/maturities of investments	1,318,994,204	1,246,919,187
Net cash from (for) operating activities	(768,104)	28,562,594

Cash flows from (for) financing activities
Addition of units	9,245,007	33,404,490
Redemption of units	(12,392,992)	(8,084,357)
Offering costs paid	(412,437)	(501,575)
Net cash from (for) financing activities	(3,560,422)	24,818,558

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,328,526)	53,381,152

Cash, cash equivalents and restricted cash at beginning of period	186,839,437	161,488,165
Cash, cash equivalents and restricted cash at end of period	$182,510,911	$214,869,317

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$63,339,211	$33,986,212
Cash and cash equivalents	2,547,925	7,433,112
Cash at interbank market maker	15,474,761	14,373,620
Restricted cash at interbank market maker	34,942,876	63,678,190
Cash at swaps broker	44,217,409	34,393,320
Restricted cash at swaps broker	21,988,729	32,974,983
Total cash, cash equivalents and restricted cash at end of period	$182,510,911	$186,839,437

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Three Months Ended March 31, 2026

Balances at December 31, 2025	107,121.331	$447,960,506	8,113.311	$37,818,957
Net income (loss) for the three months ended March 31, 2026		36,226,805		2,995,002
Additions	1,160.409	5,126,299	13.048	64,314
Redemptions	(1,354.009)	(5,981,027)	(260.649)	(1,246,330)
Offering costs		(246,634)		0
Balances at March 31, 2026	106,927.731	$483,085,949	7,865.710	$39,631,943

Three Months Ended March 31, 2025

Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604
Net income (loss) for the three months ended March 31, 2025		27,215,044		2,558,748
Additions	5,194.018	23,812,774	12.802	65,696
Redemptions	(1,340.708)	(6,201,909)	(22.564)	(116,700)
Offering costs		(432,875)		0
Balances at March 31, 2025	102,653.867	$477,648,277	8,444.995	$43,707,348

Net Asset Value per Other Unitholders’ Unit - Series A

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
$4,517.87	$4,181.80	$4,653.00	$4,385.15

Net Asset Value per Other Unitholders’ Unit - Series B

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
$5,038.57	$4,661.35	$5,175.53	$4,872.95

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Three Months Ended March 31, 2026

Balances at December 31, 2025	42,313.180	$72,806,684	11,253.325	$60,351,889	$618,938,036
Net income (loss) for the three months ended March 31, 2026		6,187,389		5,166,700	50,575,896
Additions	1,639.288	3,004,152	169.456	975,242	9,170,007
Redemptions	(201.919)	(375,358)	(326.539)	(1,846,780)	(9,449,495)
Offering costs		(97,697)		(79,427)	(423,758)
Balances at March 31, 2026	43,750.549	$81,525,170	11,096.242	$64,567,624	$668,810,686

Three Months Ended March 31, 2025

Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525
Net income (loss) for the three months ended March 31, 2025		2,537,695		3,738,085	36,049,572
Additions	3,460.697	6,527,793	512.870	2,998,227	33,404,490
Redemptions	(234.951)	(444,267)	(126.981)	(741,157)	(7,504,033)
Offering costs		(54,626)		(82,337)	(569,838)
Balances at March 31, 2025	25,602.883	$48,638,239	11,460.749	$67,478,852	$637,472,716

Net Asset Value per Other Unitholders’ Unit - Series D

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
$1,863.41	$1,720.66	$1,899.72	$1,790.74

Net Asset Value per Other Unitholders’ Unit - Series W

March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
$5,818.87	$5,363.03	$5,887.82	$5,559.08

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months ended March 31, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended March 31,
	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,181.80	$4,385.15

Income (loss) from operations:
Total net trading gains (losses) (1)	353.13	276.19
Net investment income (loss) (1)	(14.76)	(4.00)
Total net income (loss) from operations	338.37	272.19
Offering costs (1)	(2.30)	(4.34)
Net asset value per unit at end of period	$4,517.87	$4,653.00
Total Return (4)	8.04%	6.11%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.24%
Performance fee (4)	0.00%	0.00%
Total expenses	4.32%	4.24%
Net investment income (loss) (2),(3)	(1.36)%	(0.36)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months ended March 31, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended March 31,
	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,661.35	$4,872.95

Income (loss) from operations:
Total net trading gains (losses) (1)	393.63	307.04
Net investment income (loss) (1)	(16.41)	(4.46)
Total net income (loss) from operations	377.22	302.58
Net asset value per unit at end of period	$5,038.57	$5,175.53
Total Return (4)	8.09%	6.21%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.32%	4.28%
Performance fee (4)	0.00%	0.00%
Total expenses	4.32%	4.28%
Net investment income (loss) (2),(3)	(1.36)%	(0.36)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months ended March 31, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended March 31,
	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,720.66	$1,790.74

Income (loss) from operations:
Total net trading gains (losses) (1)	145.42	113.04
Net investment income (loss) (1)	(0.39)	(1.69)
Total net income (loss) from operations	145.03	111.35
Offering costs (1)	(2.28)	(2.37)
Net asset value per unit at end of period	$1,863.41	$1,899.72
Total Return (4)	8.30%	6.09%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.04%	3.00%
Performance fee (4)	0.00%	0.32%
Total expenses	3.04%	3.32%
Net investment income (loss) (2),(3)	(0.08)%	0.92%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months ended March 31, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended March 31,
	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,363.03	$5,559.08

Income (loss) from operations:
Total net trading gains (losses) (1)	453.42	350.95
Net investment income (loss) (1)	9.54	(14.86)
Total net income (loss) from operations	462.96	336.09
Offering costs (1)	(7.12)	(7.35)
Net asset value per unit at end of period	$5,818.87	$5,887.82
Total Return (4)	8.50%	5.91%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.28%	2.24%
Performance fee (4)	0.00%	0.67%
Total expenses	2.28%	2.91%
Net investment income (loss) (2),(3)	0.68%	1.68%

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
  MARCH 31, 2026 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2026 and December 31, 2025 and for the periods ended March 31, 2026 and 2025, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	Fair Value at March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$4,019,670	$0	$0	$4,019,670
Fixed income securities	0	460,184,110	0	460,184,110

Other Financial Instruments
Exchange-traded futures contracts	13,718,050	0	0	13,718,050
Forward currency contracts	0	14,530,602	0	14,530,602
Credit default index swap contracts	0	(5,386,413)	0	(5,386,413)
Interest rate swap contracts	0	(812,643)	0	(812,643)
Total	$17,737,720	$468,515,656	$0	$486,253,376

	Fair Value at December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,788,616	$0	$0	$16,788,616
Fixed income securities	0	405,348,577	0	405,348,577

Other Financial Instruments
Exchange-traded futures contracts	9,561,021	0	0	9,561,021
Forward currency contracts	0	3,558,249	0	3,558,249
Credit default index swap contracts	0	26,945,598	0	26,945,598
Interest rate swap contracts	0	3,448,830	0	3,448,830
Total	$26,349,637	$439,301,254	$0	$465,650,891

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
MARCH 31, 2026 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At March 31, 2026 and December 31, 2025, the amount of unreimbursed offering costs incurred by Campbell & Company is $95,568 and $90,865 for Series A units, $497,539 and $455,141 for Series D units and $391,733 and $374,501 for Series W units, respectively.

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
MARCH 31, 2026 (Unaudited)
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
MARCH 31, 2026 (Unaudited)
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
MARCH 31, 2026 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of March 31, 2026. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the three months ended March 31, 2026 and 2025, Campbell & Company did not receive any redemption fees.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at March 31, 2026 and December 31, 2025. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At March 31, 2026, the carrying value of such credit derivative contracts sold was $(5,386,413). At December 31, 2025, the carrying value of such credit derivative contracts purchased was $26,945,598.

	March 31, 2026	December 31, 2025
Credit Default Index Swaps	Maturity Date: June 2031	Maturity Date: December 2030
Investment grade	$(244,611,675)	$667,773,760
Non-investment grade	37,751,005	246,875,320
Total	$(206,860,670)	$914,649,080

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2026 and December 31, 2025 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2026 Fair Value	Liability Derivatives at March 31, 2026 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,150,300	$(1,272,718)	$2,877,582
Energy Contracts	Net unrealized gain (loss) on open futures contracts	4,921,990	(78,979)	4,843,011
Metal Contracts	Net unrealized gain (loss) on open futures contracts	17,119,695	(11,321,161)	5,798,534
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	1,880,555	(2,531,957)	(651,402)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,960,353	(1,338,152)	622,201
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	3,793,648	(3,565,524)	228,124
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	35,397,976	(20,867,374)	14,530,602
Credit Default Index Swap Contracts**	Credit default index swaps	2,460,767	(7,847,180)	(5,386,413)
Interest Rate Swap Contracts**	Interest rate swaps	5,011,482	(5,824,125)	(812,643)
Totals		$76,696,766	$(54,647,170)	$22,049,596

*	Derivatives not designated as hedging instruments under ASC 815
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months ended March 31, 2026 and 2025 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2026	Trading Gains (Losses) for the Three Months Ended March 31, 2025
Agriculture Contracts	$(10,282,914)	$3,516,516
Energy Contracts	45,997,992	3,314,440
Metal Contracts	8,907,229	10,545,073
Stock Indices Contracts	(7,989,205)	3,009,074
Short-Term Interest Rate Contracts	(4,333,096)	(2,710,702)
Long-Term Interest Rate Contracts	(109,814)	3,371,601
Forward Currency Contracts	32,752,337	17,675,035
Credit default index swap contracts	(4,744,482)	(2,562,137)
Interest rate swap contracts	(6,627,363)	1,684,488
Total	$53,570,684	$37,843,388

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2026	Trading Gains (Losses) for the Three Months Ended March 31, 2025
Futures trading gains (losses):
Realized***	$28,033,163	$18,952,696
Change in unrealized	4,157,029	2,093,306
Forward currency trading gains (losses):
Realized***	21,779,984	24,903,166
Change in unrealized	10,972,353	(7,228,131)
Swap trading gains (losses):
Realized***	525,100	(7,088,099)
Change in unrealized	(11,896,945)	6,210,450
Total	$53,570,684	$37,843,388

***
For the three months ended March 31, 2026 and 2025, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(193,557) and $22,096, respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market maker of $1,063,622 and $(1,735,129), respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
For the three months ended March 31, 2026 and 2025, the monthly average of futures contracts bought and sold was approximately 108,700 and 91,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $43,091,100,000 and $31,538,700,000, respectively, and the monthly average of notional value of forward currency contracts was $4,477,000,000 and $4,407,000,000, respectively.

Open contracts generally mature within three months; as of March 31, 2026, the latest maturity date for open futures contracts is June 2027 and the latest maturity date for open forward currency contracts is June 2026. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is June 2031.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market maker usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at March 31, 2026 and December 31, 2025 was $90,416,227 and $96,451,407, respectively, which equals approximately 14% and 16% of Net Asset Value, respectively. Included in cash deposits with the swaps broker and interbank market maker at March 31, 2026 and December 31, 2025 was restricted cash for margin requirements of $56,931,605 and $96,653,173, respectively, which equals approximately 9% and 16% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of March 31, 2026
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,874,339	$(10,269,680)	$6,604,659
Futures contracts	Goldman, Sachs & Co.	16,952,202	(9,838,811)	7,113,391
Forward currency contracts	NatWest Markets Plc	35,397,976	(20,867,374)	14,530,602
Centrally cleared swap contracts	Centrally Cleared	7,472,249	(7,472,249)	0
Total derivatives		$76,696,766	$(48,448,114)	$28,248,652

Derivative Assets and Collateral Received by Counterparty
As of March 31, 2026
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$6,604,659	$0	$0	$6,604,659
Goldman Sachs & Co.	7,113,391	0	0	7,113,391
NatWest Markets plc	14,530,602	0	0	14,530,602
Centrally Cleared	0	0	0	0
Total	$28,248,652	$0	$0	$28,248,652

Offsetting of Derivative Liabilities by Counterparty
As of March 31, 2026
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$10,269,680	$(10,269,680)	$0
Futures contracts	Goldman, Sachs & Co.	9,838,811	(9,838,811)	0
Forward currency contracts	NatWest Markets Plc	20,867,374	(20,867,374)	0
Centrally cleared swap contracts*	Centrally Cleared	13,671,305	(7,472,249)	6,199,056
Total derivatives		$54,647,170	$(48,448,114)	$6,199,056

*
Amount of centrally cleared swap contracts is not reconciled with the statements of financial condition due to variation margin amount included within cash at swaps broker in the statements of financial condition.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of March 31, 2026
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	6,199,056	0	(6,199,056)	0
Total	$6,199,056	$0	$(6,199,056)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,974,737	$(12,161,001)	$4,813,736
Futures contracts	Goldman, Sachs & Co.	16,227,202	(11,479,917)	4,747,285
Forward currency contracts	NatWest Markets Plc	14,897,310	(11,339,061)	3,558,249
Centrally cleared swap contracts*	Centrally Cleared	34,841,441	(4,447,013)	30,394,428
Total derivatives		$82,940,690	$(39,426,992)	$43,513,698

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026 (Unaudited)
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
MARCH 31, 2026 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of March 31, 2026 and December 31, 2025, the Statements of Operations and Financial Highlights for the three months ended March 31, 2026 and 2025, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2026 and December 31, 2025, the results of operations and financial highlights for the three months ended March 31, 2026 and 2025, and cash flows and changes in unitholders’ capital (Net Asset Value) for the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, the aggregate capitalization of the Trust was $668,810,686 with Series A, Series B, Series D and Series W comprising $483,085,949, $39,631,943, $81,525,170 and $64,567,624, respectively, of the total. The Net Asset Value per Unit was $4,517.87 for Series A, $5,038.57 for Series B, $1,863.41 for Series D and $5,818.87 for Series W.

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

Results of Operations

The returns for the three months ended March 31, 2026 and 2025 for Series A were 8.04% and 6.11%, Series B were 8.09% and 6.21%, Series D were 8.30% and 6.09% and Series W were 8.50% and 5.91%, respectively.

2026 (For the Three Months Ended March 31)

Of the 8.04% return for the three months ended March 31, 2026 for Series A, approximately 8.65% was due to trading gains (before commissions), approximately 0.74% due to investment income and approximately (1.35)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 8.09% return for the three months ended March 31, 2026 for Series B, approximately 8.65% was due to trading gains (before commissions) approximately 0.74% due to investment income and approximately (1.30)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 8.30% return for the three months ended March 31, 2026 for Series D, approximately 8.65% was due to trading gains (before commissions) approximately 0.74% due to investment income and approximately (1.09)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 8.50% return for the three months ended March 31, 2026 for Series W, approximately 8.65% was due to trading gains (before commissions) approximately 0.74% due to investment income and approximately (0.89)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the three months ended March 31, 2026, the Trust accrued management fees in the amount of $3,278,811 and paid management fees in the amount of $3,192,425. During the three months ended March 31, 2026, the Trust accrued sales commissions in the amount of $2,716,859 and paid sales commissions in the amount of $2,652,630. During the three months ended March 31, 2026, the Trust accrued performance fees in the amount of $0 and paid performance fees in the amount of $0.

An analysis of the 8.65% gross trading gains/losses for the Trust for the three months ended March 31, 2026 by sector is as follows:

Sector	% Gain (Loss)
Credit	(1.91)%
Commodities	7.11%
Foreign Exchange	5.35%
Interest Rates	(0.67)%
Equity Indices	(1.23)%
8.65%

The Trust realized in a profit in January. Profits came from foreign exchange (FX) and commodity positions, while interest rate and stock holdings produced some partially offsetting losses. The credit indices had limited P&L impact. FX trading produced the strongest gains for the Trust with the biggest wins coming from long positions in EM currencies (versus short USD). The greenback faced significant pressure to start 2026 on back of dovish Fed expectations and geopolitical risk. As the USD softened, currencies like BRL and ZAR were further supported by local rates and a rally in commodities prices. While the USD did end January weaker overall, it ticked higher to end the month following Bessent’s supportive dollar comments and Trump’s official announcement of Fed leadership. Commodity trading was also additive for the Trust in January. Energies generated the largest sub-sector returns as adverse winter weather and geopolitical concerns boosted prices across the complex. The precious metal suite was also a positive contributor, led by a long position in gold as bullion prices surged amid concerns about currency debasement, Fed independence, trade wars, and geopolitical tensions. Additional gains were seen from soft and meat positions. Fixed income instruments had a modestly negative impact on the Trust. Long positioning in Japanese government bonds had the largest negative impact as yields spiked (prices fell) on fiscal concerns and the PM’s call for a snap election. The bulk of offsetting gains were found in emerging long rate products. The receiver MXN IRS position (desire rates lower) benefited as rates fell in a continuation of Mexico’s long-term easing cycle. The credit index positions also had minimal P&L effects on the month. Stock index trading also detracted modestly as gains made on European and APAC stock index holdings were overwhelmed by losses sustained from the North American region. A generally cooler inflation backdrop and a solid macro landscape fueled markets higher, while heightened geopolitical tensions (Venezuela, Iran, Greenland), tariff headlines, Trump’s affordability push, and a high earnings bar remained a focus of the US markets.

The Trust realized a profit in February. Profits came from interest rate and FX holdings, while stock and commodity holdings produced some partially offsetting losses. The credit indices had a limited P&L impact. Fixed Income instruments had a strong, positive impact on February’s P&L. UK gilt prices climbed (yields fell) throughout the month after a surprisingly dovish BOE. Softer inflation and jobs releases further reinforced expectations that the BOE will cut rates in March, to the benefit of long positioning. German bund long positioning added to monthly performance gains. Receiver Mexican IRS positions (desire rates lower) profited as investors’ expectations for future rate cuts remained elevated following the release of dovish Bank of Mexico minutes. Elsewhere in rates, a softer-than-expected inflation print benefited the receiver Singapore IRS position. Separately, our credit default index positions was relatively flat on the month. FX trading generated additional gains with the biggest wins coming from long positions in Emerging FX (versus short USD). US tariffs and renewed political concerns produced mixed signals, with EM FX the outperformer in a month of idiosyncratic moves. A long position in the BRL benefited as it rallied on supportive Brazilian macro data (strength in exports and retail sales) and favorable interest rate differentials. Stock index trading detracted on the month as gains made in European index holdings were overwhelmed by losses sustained from the North American region. US stocks whipsawed amid amplified volatility as markets grappled with AI uncertainty, divergence within the tech space, mixed Q4 earnings results, shifting Fed expectations, as well as heightened geopolitical and tariff tensions. The resultant sharp intraday moves in both directions led to shifting Trust positioning within the US. Commodity holdings also produced losses during February. Grains were the largest sub-sector detractor, led by a short soybean oil position as prices rose after the EPA delivered a plan to boost US biofuel demand. Additional losses came from meats and energies, while precious metal positioning generated some partially offsetting gains as bullion prices found renewed support following the late January sell-off.

The Trust realized a profit in March. Profits came from commodity and foreign exchange (FX) holdings, while interest rates and credit index positions produced some partially offsetting losses during the month. Stock indices had muted P&L impact. Commodity trading provided the strongest returns for the Trust. Long positioning across the energy complex resulted in the best sub-sector gains as oil and gas prices rallied sharply as the conflict with Iran disrupted shipping through the Strait of Hormuz, which pushed both Brent and WTI crude above $100 per barrel. Short industrial metal holdings contributed additional gains as prices broadly fell due to inflation fears, slowing global demand, and a stronger dollar in response to the Middle East tensions. FX trading generated additional gains with the biggest wins coming from short positions in Developed FX (versus long USD). The US dollar rallied sharply, driven by safe-haven demand amidst the Iran conflict and reduced expectations for Federal Reserve rate cuts. A short position in the Euro benefited as the Iran war energy shock disproportionately impacted Europe’s economic outlook due to the region’s dependency on energy imports. Fixed income was the worst performing sector during the month. Global central banks made hawkish pivots amid inflation concerns which drove global bond prices lower (yields higher). A receiver 5-year Polish IRS position (desire rates lower) was the biggest single detractor as the dramatic rise in energy prices, combined with a weaker zloty, suggested a premature end to the easing cycle. In developed markets, UK instruments were the standout underperformer amid an aggressively hawkish BOE repricing, to the detriment of long positioning in Sonia and UK gilts. A spread position in the credit indices finished negative as the cost of protection increased with P&L gains in the iTraxx Main (long protection) more than offset by short protection positions elsewhere. Stock index trading had little overall impact as gains made in Asian and European index holdings were offset by losses sustained from the North American region. Equity markets were volatile and ended the month lower amid the fallout from the Middle East conflict. Positioning in US stock indexes fluctuated alongside the barrage of conflicting war related headlines, ultimately producing a loss. Effective March 30, 2026, Philippe Pradel was promoted to Chief Compliance Officer & Deputy General Counsel. Thomas Lloyd will continue serving as General Counsel.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of March 31, 2026 and December 31, 2025 and the trading gains/losses by market category for the three months ended March 31, 2026 and the year ended December 31, 2025.

	March 31, 2026
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.16%	(1.91)%
Commodities	1.03%	7.11%
Foreign Exchange	0.59%	5.35%
Interest Rates	1.25%	(0.67)%
Equity Indices	0.82%	(1.23)%
Aggregate/Total	1.59%	8.65%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the three months ended March 31, 2026.

Of the 8.04% return for the three months ended March 31, 2026 for Series A, approximately 8.65% was due to trading gains (before commissions), approximately 0.74% due to investment income and approximately (1.35)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 8.09% return for the three months ended March 31, 2026 for Series B, approximately 8.65% was due to trading gains (before commissions) approximately 0.74% due to investment income and approximately (1.30)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 8.30% return for the three months ended March 31, 2026 for Series D, approximately 8.65% was due to trading gains (before commissions) approximately 0.74% due to investment income and approximately (1.09)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 8.50% return for the three months ended March 31, 2026 for Series W, approximately 8.65% was due to trading gains (before commissions) approximately 0.74% due to investment income and approximately (0.89)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of March 31, 2026 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of March 31, 2026.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors as previously disclosed in Form 10-K, filed March 17, 2026.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of March 31, 2026 and December 31, 2025, (ii) Statements of Financial Condition As of March 31, 2026 and December 31, 2025, (iii) Statements of Operations For the Three Months Ended March 31, 2026 and 2025, (iv) Statements of Cash Flows For the Three Months Ended March 31, 2026 and 2025, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Three Months Ended March 31, 2026 and 2025, (vi) Financial Highlights For the Three Months Ended March 31, 2026 and 2025, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: May 14, 2026	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer