Form 10-Q
period 2026-06-30
CAMPBELL FUND TRUST
filed 2026-08-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2026

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

The Registrant has no voting stock. As of June 30, 2026, there were 108,326.964 Series A Units, 7,806.045 Series B Units, 46,768.112 Series D Units, and 11,390.734 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2026 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$28,505,880	4.23%
	Equipment Loans	2,157,134	0.32%
	Total Asset Backed Securities (cost $30,697,458)	30,663,014	4.55%

	Bank Deposits
	United States
	Financials (cost $6,340,295)	6,339,692	0.94%
	Total Bank Deposits (cost $6,340,295)	6,339,692	0.94%

	Commercial Paper
	France
	Financials (cost $4,951,919)	4,952,153	0.73%
	Germany
	Consumer Discretionary (cost $7,084,505)	7,083,410	1.05%
	Japan
	Financials (cost $6,804,432)	6,803,188	1.01%
	Netherlands
	Financials (cost $10,151,200)	10,150,058	1.51%
	United Kingdom
	Financials (cost $319,708)	319,498	0.05%
	United States
	Consumer Discretionary	33,912,009	5.03%
	Consumer Staples	13,634,379	2.02%
	Energy	9,061,081	1.34%
	Financials	48,895,921	7.25%
	Real Estate	8,810,385	1.31%
	Utilities	42,792,038	6.35%
	Total United States (cost $157,130,740)	157,105,813	23.30%
	Total Commercial Paper (cost $186,442,504)	186,414,120	27.65%

	Corporate Bonds
	Australia
	Financials	4,983,312	0.74%
	Materials	515,579	0.08%
	Total Australia (cost $5,498,563)	5,498,891	0.82%
	Canada
	Energy	2,079,103	0.31%
	Financials	12,129,152	1.80%
	Total Canada (cost $14,254,252)	14,208,255	2.11%
	Germany
	Consumer Discretionary (cost $2,684,003)	2,665,112	0.40%
	Japan
	Consumer Discretionary	1,130,023	0.17%
	Financials	2,200,845	0.33%
	Total Japan (cost $3,329,985)	3,330,868	0.50%
	Netherlands
	Financials (cost $1,874,992)	$1,876,021	0.28%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2026 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$3,363,974	0.50%
	Consumer Discretionary	4,536,400	0.67%
	Consumer Staples	2,317,216	0.34%
	Energy	10,958,651	1.62%
	Financials	34,016,643	5.04%
	Health Care	20,500,959	3.04%
	Industrials	5,795,650	0.86%
	Real Estate	6,919,302	1.03%
	Technology	7,288,709	1.08%
	Utilities	7,467,056	1.11%
	Total United States (cost $103,304,043)	103,164,560	15.29%
	Total Corporate Bonds (cost $130,945,838)	130,743,707	19.40%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$20,850,000	U.S. Treasury Bills Due 07/09/2026(1)	20,833,204	3.09%
$20,400,000	U.S. Treasury Bills Due 08/06/2026(1)	20,326,255	3.01%
$54,300,000	U.S. Treasury Bills Due 09/03/2026(1)	53,947,653	8.00%
	Total Government And Agency Obligations (cost $95,110,973)	95,107,112	14.10%
	Total Fixed Income Securities (cost $449,537,068)(2)	$449,267,645	66.64%

(1)  Pledged as collateral for the trading of futures positions.
(2)  Included in fixed income securities are U.S. Treasury Bills with a fair value of $95,107,112 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2026 (Unaudited)

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $31,844)	$31,844	0.00%
Total Short Term Investments (cost $31,844)	$31,844	0.00%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$1,367,646	0.20%
Energy	(1,810,352)	(0.27)%
Metals	(39,381,646)	(5.84)%
Stock indices	4,589,289	0.68%
Short-term interest rates	(9,425)	0
Long-term interest rates	5,960,218	0.88%
Net unrealized gain (loss) on long futures contracts	(29,284,270)	(4.35)%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	(2,305,800)	(0.34)%
Energy	(174,433)	(0.03)%
Metals	27,406,441	4.06%
Stock indices	27,034	0
Short-term interest rates	(2,587,390)	(0.38)%
Long-term interest rates	(6,647,800)	(0.99)%
Net unrealized gain (loss) on short futures contracts	15,718,052	2.32%
Net unrealized gain (loss) on open futures contracts	$(13,566,218)	(2.03)%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(26,935,544)	(3.99)%
Various short forward currency contracts	46,424,296	6.88%
Net unrealized gain (loss) on open forward currency contracts	$19,488,752	2.89%

CREDIT DEFAULT INDEX SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $41,721,719)	$43,256,154		6.41%
Total credit default swaps (net cost $41,721,719)	$43,256,154	(3)	6.41%

INTEREST RATE SWAPS
	Fair		% of Net
Description	Value ($)		Asset Value
Centrally cleared interest rate swaps - receive fixed (net cost $3,323,040)	$10,427,130		1.55%
Centrally cleared interest rate swaps - pay fixed (net proceeds $2,913,248)	(9,133,314)		(1.35)%
Total interest rate swaps (net cost $409,792)	$1,293,816	(4)	0.20%

(3)
Includes $43,287,448 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $(157,724) of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin payable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2026 AND DECEMBER 31, 2025 (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Equity in futures brokers trading accounts
Cash	$50,500,840	$33,986,212
Restricted cash	27,691,486	0
Fixed income securities (cost $95,110,973 and $96,427,537, respectively)	95,107,112	96,451,407
Net unrealized gain (loss) on open futures contracts	(13,566,218)	9,561,021
Total equity in futures brokers trading accounts	159,733,220	139,998,640

Cash and cash equivalents	7,328,351	7,433,112
Cash at interbank market makers	20,042,548	14,373,620
Restricted cash at interbank market makers	45,835,640	63,678,190
Short term investments (cost $31,844 and $16,788,616, respectively)	31,844	16,788,616
Cash at swaps broker	43,124,246	34,393,320
Restricted cash at swaps broker	24,773,087	32,974,983
Fixed income securities (cost $354,426,095 and $308,499,930, respectively)	354,160,533	308,897,170
Interest rate swaps	1,451,540	2,150,463
Due from swaps broker	537,686	383,364
Net unrealized gain on open forward currency contracts	19,488,752	3,558,249
Interest receivable	1,991,055	1,459,583
Subscriptions receivable	0	75,000
Total assets	$678,498,502	$626,164,310

LIABILITIES
Redemptions payable	$1,380,891	$4,794,974
Management fee payable	1,118,604	1,031,563
Payable to custodian	0	20,029
Sales commission payable	889,722	830,132
Accounts payable	423,300	288,963
Credit default index swaps	31,294	17,017
Offering costs payable	159,340	145,042
Accrued commissions and other trading fees on open contracts	109,844	98,554
Total liabilities	4,112,995	7,226,274

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units - Redeemable
Other Unitholders - 108,326.964 and 107,121.331 units outstanding at June 30, 2026 and December 31, 2025	483,455,437	447,960,506
Series B Units – Redeemable
Other Unitholders - 7,806.045 and 8,113.311 units outstanding at June 30, 2026 and December 31, 2025	38,874,347	37,818,957
Series D Units – Redeemable
Other Unitholders - 46,768.112 and 42,313.180 units outstanding at June 30, 2026 and December 31, 2025	86,297,760	72,806,684
Series W Units – Redeemable
Other Unitholders - 11,390.734 and 11,253.325 units outstanding at June 30, 2026 and December 31, 2025	65,757,963	60,351,889
Total unitholders’ capital (Net Asset Value)	674,385,507	618,938,036
Total liabilities and unitholders’ capital (Net Asset Value)	$678,498,502	$626,164,310

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(2,591,449)	$(28,180,760)	$25,441,714	$(9,228,064)
Change in unrealized	(27,284,267)	8,587,137	(23,127,239)	10,680,444
Brokerage commissions	(1,258,213)	(1,175,187)	(2,563,465)	(2,236,346)
Net gain (loss) from futures trading	(31,133,929)	(20,768,810)	(248,990)	(783,966)

Forward currency trading gains (losses)
Realized	16,104,573	(9,706,901)	37,884,558	15,196,265
Change in unrealized	4,958,150	(11,206,517)	15,930,503	(18,434,648)
Brokerage commissions	(73,793)	(88,953)	(142,586)	(178,889)
Net gain (loss) from forward currency trading	20,988,930	(21,002,371)	53,672,475	(3,417,272)

Swap trading gains (losses)
Realized	(4,548,721)	13,186,054	(4,023,622)	6,097,954
Change in unrealized	8,112,157	(8,556,505)	(3,784,788)	(2,346,056)
Net gain (loss) from swap trading	3,563,436	4,629,549	(7,808,410)	3,751,898
Total net trading gain (loss)	(6,581,563)	(37,141,632)	45,615,075	(449,340)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,009,973	6,797,643	11,332,551	12,753,568
Realized gain (loss) on fixed income securities	6,617	5,379	(249)	87,470
Change in unrealized gain (loss) on fixed income securities	(157,243)	34,252	(690,533)	(64,310)
Total investment income (loss)	5,859,347	6,837,274	10,641,769	12,776,728

Expenses
Management fee	3,391,742	3,153,800	6,670,553	6,230,120
Sales commission	2,800,481	2,667,271	5,517,341	5,277,682
Operating expenses	418,121	329,480	825,614	650,488
Performance fee	0	0	0	574,435
Total expenses	6,610,344	6,150,551	13,013,508	12,732,725
Net investment income (loss)	(750,997)	686,723	(2,371,739)	44,003
NET INCOME (LOSS)	$(7,332,560)	$(36,454,909)	$43,243,336	$(405,337)

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$(52.90)	$(263.11)	$285.17	$(4.26)
Series B	$(58.11)	$(292.56)	$321.66	$10.41
Series D	$(17.20)	$(101.03)	$124.14	$(12.32)
Series W	$(39.12)	$(304.87)	$422.87	$22.91

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$(54.94)	$(266.61)	$281.13	$1.24
Series B	$(58.54)	$(292.54)	$318.68	$10.04
Series D	$(18.18)	$(104.01)	$124.57	$4.97
Series W	$(45.94)	$(311.87)	$409.90	$16.87

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	107,231.378	105,095.045	107,143.338	102,451.235
Series B	7,841.887	8,445.556	7,894.542	8,444.767
Series D	44,551.934	28,247.097	43,669.290	25,666.624
Series W	11,205.410	11,411.806	11,181.412	11,307.227

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from (for) operating activities
Net income (loss)	$43,243,336	$(405,337)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	11,672,057	10,164,570
(Increase) decrease in interest receivable	(531,472)	(137,785)
(Increase) decrease in due from swaps broker	(154,322)	50,822
Increase (decrease) in payable to custodian	(20,029)	(7,165,000)
Increase (decrease) in accounts payable and accrued expenses	292,258	234,141
Net purchases from swaps broker	(3,071,587)	6,243,811
Purchases of investments	(2,765,468,704)	(2,465,212,574)
Sales/maturities of investments	2,737,615,874	2,422,495,792
Net cash from (for) operating activities	23,577,411	(33,731,560)

Cash flows from (for) financing activities
Addition of units	26,929,928	77,686,747
Redemption of units	(17,186,246)	(13,728,259)
Offering costs paid	(864,332)	(1,082,626)
Net cash from (for) financing activities	8,879,350	62,875,862

Net increase (decrease) in cash, cash equivalents and restricted cash	32,456,761	29,144,302

Cash, cash equivalents and restricted cash at beginning of period	186,839,437	161,488,165
Cash, cash equivalents and restricted cash at end of period	$219,296,198	$190,632,467

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$50,500,840	$33,986,212
Restricted cash	27,691,486	0
Cash and cash equivalents	7,328,351	7,433,112
Cash at interbank market makers	20,042,548	14,373,620
Restricted cash at interbank market makers	45,835,640	63,678,190
Cash at swaps broker	43,124,246	34,393,320
Restricted cash at swaps broker	24,773,087	32,974,983
Total cash, cash equivalents and restricted cash at end of period	$219,296,198	$186,839,437

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Six Months Ended June 30, 2026

Balances at December 31, 2025	107,121.331	$447,960,506	8,113.311	$37,818,957
Net income (loss) for the three months ended March 31, 2026		36,226,805		2,995,002
Additions	1,160.409	5,126,299	13.048	64,314
Redemptions	(1,354.009)	(5,981,027)	(260.649)	(1,246,330)
Offering costs		(246,634)		0
Balances at March 31, 2026	106,927.731	$483,085,949	7,865.710	$39,631,943

Net income (loss) for the three months ended June 30, 2026		(5,672,341)		(455,672)
Additions	1,897.602	8,553,595	13.118	66,468
Redemptions	(498.369)	(2,243,995)	(72.783)	(368,392)
Offering costs		(267,771)		0
Balances at June 30, 2026	108,326.964	$483,455,437	7,806.045	$38,874,347

Six Months Ended June 30, 2025

Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604
Net income (loss) for the three months ended March 31, 2025		27,215,044		2,558,748
Additions	5,194.018	23,812,774	12.802	65,696
Redemptions	(1,340.708)	(6,201,909)	(22.564)	(116,700)
Offering costs		(432,875)		0
Balances at March 31, 2025	102,653.867	$477,648,277	8,444.995	$43,707,348

Net income (loss) for the three months ended June 30, 2025		(27,651,168)		(2,470,847)
Additions	5,996.081	27,041,937	12.871	64,077
Redemptions	(1,171.647)	(5,211,238)	(94.764)	(463,650)
Offering costs		(385,945)		0
Balances at June 30, 2025	107,478.301	$471,441,863	8,363.102	$40,836,928

Net Asset Value per Other Unitholders’ Unit - Series A

June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$4,462.93	$4,517.87	$4,181.80	$4,386.39	$4,653.00	$4,385.15

Net Asset Value per Other Unitholders’ Unit - Series B

June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$4,980.03	$5,038.57	$4,661.35	$4,882.99	$5,175.53	$4,872.95

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Six Months Ended June 30, 2026

Balances at December 31, 2025	42,313.180	$72,806,684	11,253.325	$60,351,889	$618,938,036
Net income (loss) for the three months ended March 31, 2026		6,187,389		5,166,700	50,575,896
Additions	1,639.288	3,004,152	169.456	975,242	9,170,007
Redemptions	(201.919)	(375,358)	(326.539)	(1,846,780)	(9,449,495)
Offering costs		(97,697)		(79,427)	(423,758)
Balances at March 31, 2026	43,750.549	$81,525,170	11,096.242	$64,567,624	$668,810,686

Net income (loss) for the three months ended June 30, 2026		(766,161)		(438,386)	(7,332,560)
Additions	3,296.949	6,174,087	496.184	2,890,771	17,684,921
Redemptions	(279.386)	(530,573)	(201.692)	(1,179,708)	(4,322,668)
Offering costs		(104,763)		(82,338)	(454,872)
Balances at June 30, 2026	46,768.112	$86,297,760	11,390.734	$65,757,963	$674,385,507

Six Months Ended June 30, 2025

Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525
Net income (loss) for the three months ended March 31, 2025		2,537,695		3,738,085	36,049,572
Additions	3,460.697	6,527,793	512.870	2,998,227	33,404,490
Redemptions	(234.951)	(444,267)	(126.981)	(741,157)	(7,504,033)
Offering costs		(54,626)		(82,337)	(569,838)
Balances at March 31, 2025	25,602.883	$48,638,239	11,460.749	$67,478,852	$637,472,716

Net income (loss) for the three months ended June 30, 2025		(2,853,831)		(3,479,063)	(36,454,909)
Additions	8,568.725	15,645,086	267.199	1,531,157	44,282,257
Redemptions	(135.528)	(245,818)	(360.562)	(2,065,827)	(7,986,533)
Offering costs		(64,703)		(81,192)	(531,840)
Balances at June 30, 2025	34,036.080	$61,118,973	11,367.386	$63,383,927	$636,781,691

Net Asset Value per Other Unitholders’ Unit - Series D

June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$1,845.23	$1,863.41	$1,720.66	$1,795.71	$1,899.72	$1,790.74

Net Asset Value per Other Unitholders’ Unit - Series W

June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$5,772.93	$5,818.87	$5,363.03	$5,575.95	$5,887.82	$5,559.08

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and six months ended June 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,517.87	$4,653.00	$4,181.80	$4,385.15

Income (loss) from operations:
Total net trading gains (losses) (1)	(43.43)	(264.36)	309.70	11.67
Net investment income (loss) (1)	(9.01)	1.42	(23.77)	(2.44)
Total net income (loss) from operations	(52.44)	(262.94)	285.93	9.23
Offering costs (1)	(2.50)	(3.67)	(4.80)	(7.99)
Net asset value per unit at end of period	$4,462.93	$4,386.39	$4,462.93	$4,386.39
Total Return (4)	(1.22)%	(5.73)%	6.72%	0.03%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.16%	4.30%	4.22%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.28%	4.16%	4.30%	4.22%
Net investment income (loss) (2),(3)	(0.80)%	0.12%	(1.08)%	(0.10)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and six months ended June 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,038.57	$5,175.53	$4,661.35	$4,872.95

Income (loss) from operations:
Total net trading gains (losses) (1)	(48.50)	(294.10)	345.17	12.94
Net investment income (loss) (1)	(10.04)	1.56	(26.49)	(2.90)
Total net income (loss) from operations	(58.54)	(292.54)	318.68	10.04
Net asset value per unit at end of period	$4,980.03	$4,882.99	$4,980.03	$4,882.99
Total Return (4)	(1.16)%	(5.65)%	6.84%	0.21%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.28%	4.20%	4.32%	4.24%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.28%	4.20%	4.32%	4.24%
Net investment income (loss) (2),(3)	(0.80)%	0.12%	(1.08)%	(0.12)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and six months ended June 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,863.41	$1,899.72	$1,720.66	$1,790.74

Income (loss) from operations:
Total net trading gains (losses) (1)	(17.98)	(108.06)	127.40	4.16
Net investment income (loss) (1)	2.15	6.34	1.81	5.46
Total net income (loss) from operations	(15.83)	(101.72)	129.21	9.62
Offering costs (1)	(2.35)	(2.29)	(4.64)	(4.65)
Net asset value per unit at end of period	$1,845.23	$1,795.71	$1,845.23	$1,795.71
Total Return (4)	(0.98)%	(5.47)%	7.24%	0.28%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	3.00%	2.84%	3.02%	2.88%
Performance fee (4)	0.00%	0.00%	0.00%	0.28%
Total expenses	3.00%	2.84%	3.02%	3.16%
Net investment income (loss) (2),(3)	0.44%	1.32%	0.20%	1.14%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and six months ended June 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,818.87	$5,887.82	$5,363.03	$5,559.08

Income (loss) from operations:
Total net trading gains (losses) (1)	(56.31)	(334.99)	397.09	15.54
Net investment income (loss) (1)	17.72	30.23	27.28	15.79
Total net income (loss) from operations	(38.59)	(304.76)	424.37	31.33
Offering costs (1)	(7.35)	(7.11)	(14.47)	(14.46)
Net asset value per unit at end of period	$5,772.93	$5,575.95	$5,772.93	$5,575.95
Total Return (4)	(0.79)%	(5.30)%	7.64%	0.30%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.24%	2.20%	2.26%	2.22%
Performance fee (4)	0.00%	0.00%	0.00%	0.67%
Total expenses	2.24%	2.20%	2.26%	2.89%
Net investment income (loss) (2),(3)	1.20%	2.12%	0.96%	1.90%

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
  JUNE 30, 2026 (Unaudited)

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
JUNE 30, 2026 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2026 and December 31, 2025 and for the periods ended June 30, 2026 and 2025, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	Fair Value at June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$31,844	$0	$0	$31,844
Fixed income securities	0	449,267,645	0	449,267,645

Other Financial Instruments
Exchange-traded futures contracts	(13,566,218)	0	0	(13,566,218)
Forward currency contracts	0	19,488,752	0	19,488,752
Credit default index swap contracts	0	43,256,154	0	43,256,154
Interest rate swap contracts	0	1,293,816	0	1,293,816
Total	$(13,534,374)	$513,306,367	$0	$499,771,993

	Fair Value at December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,788,616	$0	$0	$16,788,616
Fixed income securities	0	405,348,577	0	405,348,577

Other Financial Instruments
Exchange-traded futures contracts	9,561,021	0	0	9,561,021
Forward currency contracts	0	3,558,249	0	3,558,249
Credit default index swap contracts	0	26,945,598	0	26,945,598
Interest rate swap contracts	0	3,448,830	0	3,448,830
Total	$26,349,637	$439,301,254	$0	$465,650,891

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
JUNE 30, 2026 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At June 30, 2026 and December 31, 2025, the amount of unreimbursed offering costs incurred by Campbell & Company is $96,750 and $90,865 for Series A units, $500,382 and $455,141 for Series D units and $389,492 and $374,501 for Series W units, respectively.

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
JUNE 30, 2026 (Unaudited)
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
JUNE 30, 2026 (Unaudited)
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKERS

The Trust’s counterparties with regard to its forward currency transactions are NatWest Markets Plc (“NatWest”), UBS AG (“UBS”) and Goldman Sachs & Co. LLC (“Goldman Sachs”). The Trust has entered into International Swap and Derivatives Association, Inc. agreements (“ISDA Agreements”) with NatWest, UBS and Goldman Sachs that govern these transactions. The credit ratings reported by the three major rating agencies for NatWest, UBS and Goldman Sachs were considered investment grade as of June 30, 2026. Margin requirements are satisfied through the deposit of cash with these counterparties. The Trust typically earns interest income on assets deposited with NatWest, UBS and Goldman Sachs.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the six months ended June 30, 2026 and 2025, Campbell & Company did not receive any redemption fees.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at June 30, 2026 and December 31, 2025. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At June 30, 2026 and December 31, 2025, the carrying value of such credit derivative contracts purchased was $43,256,154 and $26,945,598, respectively.

	June 30, 2026	December 31, 2025
Credit Default Index Swaps	Maturity Date: June 2031	Maturity Date: December 2030
Investment grade	$1,218,508,248	$667,773,760
Non-investment grade	229,807,253	246,875,320
Total	$1,448,315,501	$914,649,080

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2026 and December 31, 2025 are as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2026 Fair Value	Liability Derivatives at June 30, 2026 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$5,096,524	$(6,034,678)	$(938,154)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	1,124,260	(3,109,045)	(1,984,785)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	30,162,319	(42,137,524)	(11,975,205)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	6,585,243	(1,968,920)	4,616,323
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	46,286	(2,643,101)	(2,596,815)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	7,470,167	(8,157,749)	(687,582)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	54,267,993	(34,779,241)	19,488,752
Credit Default Index Swap Contracts**	Credit default index swaps	44,214,350	(958,196)	43,256,154
Interest Rate Swap Contracts**	Interest rate swaps	10,427,130	(9,133,314)	1,293,816
Totals		$159,394,272	$(108,921,768)	$50,472,504

*	Derivatives not designated as hedging instruments under ASC 815.
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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2026 and 2025 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended June 30, 2026	Trading Gains (Losses) for the Three Months Ended June 30, 2025
Agriculture Contracts	$(2,189,332)	$4,424,746
Energy Contracts	(13,122,629)	(22,532,809)
Metal Contracts	(23,732,420)	(8,373,060)
Stock Indices Contracts	42,431,584	17,364,028
Short-Term Interest Rate Contracts	(4,009,247)	5,608,678
Long-Term Interest Rate Contracts	(29,233,283)	(16,085,206)
Forward Currency Contracts	21,042,334	(20,913,418)
Credit default index swap contracts	4,229,021	(1,436,175)
Interest rate swap contracts	(665,585)	6,065,724
Total	$(5,249,557)	$(35,877,492)

Type of Instrument	Trading Gains (Losses) for the Six Months Ended June 30, 2026	Trading Gains (Losses) for the Six Months Ended June 30, 2025
Agriculture Contracts	$(12,472,247)	$7,941,263
Energy Contracts	32,875,363	(19,218,369)
Metal Contracts	(14,825,191)	2,172,013
Stock Indices Contracts	34,442,379	20,373,102
Short-Term Interest Rate Contracts	(8,342,343)	2,897,976
Long-Term Interest Rate Contracts	(29,343,096)	(12,713,605)
Forward Currency Contracts	53,794,671	(3,238,383)
Credit default index swap contracts	(515,461)	(3,998,314)
Interest rate swap contracts	(7,292,949)	7,750,212
Total	$48,321,126	$1,965,895

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended June 30, 2026	Trading Gains (Losses) for the Three Months Ended June 30, 2025
Futures trading gains (losses):
Realized***	$(2,591,449)	$(28,180,760)
Change in unrealized	(27,284,267)	8,587,137
Forward currency trading gains (losses):
Realized***	16,104,573	(9,706,901)
Change in unrealized	4,958,150	(11,206,517)
Swap trading gains (losses):
Realized***	(4,548,721)	13,186,054
Change in unrealized	8,112,157	(8,556,505)
Total	$(5,249,557)	$(35,877,492)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Six Months Ended June 30, 2026	Trading Gains (Losses) for the Six Months Ended June 30, 2025
Futures trading gains (losses):
Realized****	$25,441,714	$(9,228,064)
Change in unrealized	(23,127,239)	10,680,444
Forward currency trading gains (losses):
Realized****	37,884,558	15,196,265
Change in unrealized	15,930,503	(18,434,648)
Swap trading gains (losses):
Realized****	(4,023,622)	6,097,954
Change in unrealized	(3,784,788)	(2,346,056)
Total	$48,321,126	$1,965,895

***
For the three months ended June 30, 2026 and 2025, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $104,335 and $(12,161), respectively, and gains /(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(2,123,673) and $8,841,417, respectively.

****
For the six months ended June 30, 2026 and 2025, the amounts above include gains (losses) on foreign currency cash balances at the futures brokers of $(89,222) and $9,935, respectively, and gains /(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(1,060,052) and $7,106,288, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
For the three months ended June 30, 2026 and 2025, the monthly average of futures contracts bought and sold was approximately 98,600 and 99,000, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $33,781,900,000 and $33,716,900,000, respectively; and the monthly average of notional value of forward currency contracts was $5,563,000,000 and $6,147,800,000, respectively.

For the six months ended June 30, 2026 and 2025, the monthly average of futures contracts bought and sold was approximately 103,700 and 95,100, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $38,436,500,000 and $32,627,800,000, respectively; and the monthly average of notional value of forward currency contracts was $5,020,000,000 and $5,277,400,000, respectively.

Open contracts generally mature within three months; as of June 30, 2026, the latest maturity date for open futures contracts is September 2027 and the latest maturity date for open forward currency contracts is September 2026. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is September 2031.

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

The Trust has entered into ISDA Agreements with NatWest, UBS and Goldman Sachs. Under the terms of the ISDA Agreement, upon the designation of an Event of Default, as defined in the ISDA Agreement, the non-defaulting party may set-off any sum or obligation owed by the defaulting party to the non-defaulting party against any sum or obligation owed by the non-defaulting party to the defaulting party. If any sum or obligation is unascertained, the non-defaulting party may in good faith estimate that sum or obligation and set-off in respect to that estimate, accounting to the other party when such sum or obligation is ascertained.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at June 30, 2026 and December 31, 2025 was $95,107,112 and $96,451,407, respectively, which equals approximately 14% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at June 30, 2026 and December 31, 2025 was restricted cash for margin requirements of $98,300,213 and $96,653,173, respectively, which equals approximately 15% and 16% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of June 30, 2026
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$25,523,015	$(25,523,015)	$0
Futures contracts	Goldman, Sachs & Co.	24,961,784	(24,961,784)	0
Forward currency contracts	NatWest Markets Plc	54,267,993	(34,779,241)	19,488,752
Centrally cleared swap contracts*	Centrally Cleared	54,641,480	(10,091,510)	44,549,970
Total derivatives		$159,394,272	$(95,355,550)	$64,038,722

*
Amount of centrally cleared swap contracts is not reconciled with the Statements of Financial Condition due to variation margin amount included within cash at swaps broker in the Statements of Financial Condition.

Derivative Assets and Collateral Received by Counterparty
As of June 30, 2026
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets plc	19,488,752	0	0	19,488,752
Centrally Cleared	44,549,970	0	0	44,549,970
Total	$64,038,722	$0	$0	$64,038,722

Offsetting of Derivative Liabilities by Counterparty
As of June 30, 2026
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$31,947,224	$(25,523,015)	$6,424,209
Futures contracts	Goldman, Sachs & Co.	32,103,793	(24,961,784)	7,142,009
Forward currency contracts	NatWest Markets Plc	34,779,241	(34,779,241)	0
Centrally cleared swap contracts	Centrally Cleared	10,091,510	(10,091,510)	0
Total derivatives		$108,921,768	$(95,355,550)	$13,566,218

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of June 30, 2026
	Net Amounts of Unrealized Loss Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
UBS Securities LLC	$6,424,209	$0	$(6,424,209)	$0
Goldman, Sachs & Co.	7,142,009	0	(7,142,009)	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$13,566,218	$0	$(13,566,218)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,974,737	$(12,161,001)	$4,813,736
Futures contracts	Goldman, Sachs & Co.	16,227,202	(11,479,917)	4,747,285
Forward currency contracts	NatWest Markets Plc	14,897,310	(11,339,061)	3,558,249
Centrally cleared swap contracts*	Centrally Cleared	34,841,441	(4,447,013)	30,394,428
Total derivatives		$82,940,690	$(39,426,992)	$43,513,698

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2026 (Unaudited)
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
JUNE 30, 2026 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of June 30, 2026 and December 31, 2025, the Statements of Operations and Financial Highlights for the three months and six months ended June 30, 2026 and 2025, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2026 and December 31, 2025, the results of operations and financial highlights for the three months and six months ended June 30, 2026 and 2025, and cash flows and changes in unitholders’ capital (Net Asset Value) for the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, the aggregate capitalization of the Trust was $674,385,507 with Series A, Series B, Series D and Series W comprising $483,455,437, $38,874,347, $86,297,760 and $65,757,963, respectively, of the total. The Net Asset Value per Unit was $4,462.93 for Series A, $4,980.03 for Series B, $1,845.23 for Series D and $5,772.93 for Series W.

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

Results of Operations

The returns for the six months ended June 30, 2026 and 2025 for Series A were 6.72% and 0.03%, Series B were 6.84% and 0.21%, Series D were 7.24% and 0.28% and Series W were 7.64% and 0.30%, respectively.

2026 (For the Six Months Ended June 30)

Of the 6.72% return for the six months ended June 30, 2026 for Series A, approximately 7.77% was due to trading gains (before commissions), approximately 1.62% due to investment income and approximately (2.67)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.84% return for the six months ended June 30, 2026 for Series B, approximately 7.77% was due to trading gains (before commissions) approximately 1.62% due to investment income and approximately (2.55)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 7.24% return for the six months ended June 30, 2026 for Series D, approximately 7.77% was due to trading gains (before commissions) approximately 1.62% due to investment income and approximately (2.15)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 7.64% return for the six months ended June 30, 2026 for Series W, approximately 7.77% was due to trading gains (before commissions) approximately 1.62% due to investment income and approximately (1.75)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the six months ended June 30, 2026, the Trust accrued management fees in the amount of $6,670,553 and paid management fees in the amount of $6,583,512. During the six months ended June 30, 2026, the Trust accrued sales commissions in the amount of $5,517,341 and paid sales commissions in the amount of $5,457,751. During the six months ended June 30, 2026, the Trust accrued performance fees in the amount of $0 and paid performance fees in the amount of $0.

An analysis of the 7.77% gross trading gains/losses for the Trust for the six months ended June 30, 2026 by sector is as follows:

Sector	% Gain (Loss)
Credit	(1.73)%
Commodities	1.01%
Foreign Exchange	8.64%
Interest Rates	(5.34)%
Equity Indices	5.19%
7.77%

The Trust realized a profit in January. Profits came from foreign exchange (FX) and commodity positions, while interest rate and stock holdings produced some partially offsetting losses. The credit indices had limited P&L impact. FX trading produced the strongest gains for the Trust with the biggest wins coming from long positions in EM currencies (versus short USD). The greenback faced significant pressure to start 2026 on back of dovish Fed expectations and geopolitical risk. As the USD softened, currencies like BRL and ZAR were further supported by local rates and a rally in commodities prices. While the USD did end January weaker overall, it ticked higher to end the month following Bessent’s supportive dollar comments and Trump’s official announcement of Fed leadership. Commodity trading was also additive for the Trust in January. Energies generated the largest sub-sector returns as adverse winter weather and geopolitical concerns boosted prices across the complex. The precious metal suite was also a positive contributor, led by a long position in gold as bullion prices surged amid concerns about currency debasement, Fed independence, trade wars, and geopolitical tensions. Additional gains were seen from soft and meat positions. Fixed income instruments had a modestly negative impact on the Trust. Long positioning in Japanese government bonds had the largest negative impact as yields spiked (prices fell) on fiscal concerns and the PM’s call for a snap election. The bulk of offsetting gains were found in emerging long rate products. The receiver MXN IRS position (desire rates lower) benefited as rates fell in a continuation of Mexico’s long-term easing cycle. The credit index positions also had minimal P&L effects on the month. Stock index trading also detracted modestly as gains made on European and APAC stock index holdings were overwhelmed by losses sustained from the North American region. A generally cooler inflation backdrop and a solid macro landscape fueled markets higher, while heightened geopolitical tensions (Venezuela, Iran, Greenland), tariff headlines, Trump’s affordability push, and a high earnings bar remained a focus of the US markets.

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

The Trust realized a profit in April. Profits came from stock and commodity holdings, while foreign exchange (FX) and interest rate positions produced some partially offsetting losses. Credit indices had a muted P&L impact on the month. The equity sector led Trust gains during the month of April. Long stock positions profited, most notably from the US indices. Equites rebounded sharply from the weakness experienced in March and the SPX and NDX reached new all-time highs. Markets operated with general optimism about an approaching resolution for the Iran conflict despite the continued closure of the Strait of Hormuz. Furthermore, a robust Q1 earnings season and supportive AI narrative provided a strong tailwind. The commodity sector added further gains for the Trust. Long energy positions were the largest sub-sector contributor with performance supported across the momentum, short-term, and macro investment styles. The energy complex rallied amid the ongoing conflict in the Middle East as the effective closure of the Strait of Hormuz disrupted global oil supply, pushing Brent crude to a four-year high. Meat holdings provided additional gains while softs and precious metals produced some partially offsetting losses. FX trading detracted from the Trust with gains in the EM sub-sector being more than offset by losses from the DM currencies. The Trust’s largest losses came from a short Japanese yen position, which saw a severe rally at the end of April as Japanese officials intervened in the market to stop the yen’s recent weakness. Elsewhere, a long Norwegian krone position was profitable as the currency benefited from the recent surge in oil prices, and expectation of higher rates in Norway. Fixed income markets also weighed on P&L. Losses were concentrated in long-dated tenors as global bond prices fell (yields rose) amid growing risks of entrenched inflation as the Iran crisis extended into its third month. The long Japanese 10-year bond position had the biggest negative impact after yields spiked in the wake of the BoJ’s hawkish meeting outcome. Partially offsetting gains came from short Australia 10-year bonds, which weakened on back of the dominant theme of rising inflation expectations.

The Trust realized a loss in May. Losses came from interest rate and commodity holdings, while equity and credit index positions produced some partially offsetting gains. Foreign exchange (FX) had a muted P&L impact on the month. Fixed income markets weighed heavily on P&L in May. Short positioning in Australian bonds led losses as prices rallied (yields dropped) with investors pricing in a more accommodative monetary policy trajectory. The shift was triggered by softer domestic labor data and a cooling effect on oil prices amid easing Middle East tensions. Japanese 10-year bond prices fell, to the detriment of long positioning, on the back a strong GDP print and expectations of Bank of Japan policy tightening. While hawkish FOMC minutes and higher inflation expectations (rising US PMI prices among other things) played well with short positioning in US Treasuries early in the month, the sharp pullback in global yields due to a potential 60-day extension to the US-Iran ceasefire ultimately led to overwhelming losses. Commodities trading also detracted from performance during the month. Long energy holdings were caught on the wrong side of sharp reversals driven by the rapidly changing headlines coming from the Middle East. Grains markets also added to losses as the complex traded lower due to a shift in weather that improved pace of plantings and crop conditions. Softs and meats holdings produced additional P&L headwinds. Long positioning in global stock indices produced partially offsetting gains for the Trust Global equities rallied in May, with many indices propelled to record highs, as the continuation of AI-related euphoria and growing optimism around a potential US-Iran peace deal boosted broader risk sentiment. FX sector P&L was de minimis for the Trust with profits in the DM sub-sector overshadowing losses from the EM currencies. Gains came from short positions in developed currencies such as the EUR and JPY, which weakened relative to the stronger US dollar. While the USD move was notably restrained, the greenback firmed on growing expectations the Fed cannot cut rates due to war-driven inflation.

The Trust realized a loss in June. Losses came from commodity and interest rate holdings, while foreign exchange (FX) and credit index positions produced some partially offsetting gains. Equity indices had a muted P&L impact on the month. Commodity markets suffered losses in June. Long precious metals had the largest sub-sector impact as prices declined sharply amid a hawkish repricing of Fed rate expectations, higher real yields, and a stronger dollar. Long energy holdings produced additional losses with the complex trading weaker as an interim deal to reopen the Strait of Hormuz eased supply disruption fears. Net short grain positions provided some offsetting gains as the complex weakened on ample supply expectations amid favorable US weather conditions and as the geopolitical risk premium unwound. Fixed income instruments produced modest losses as mixed positioning and various idiosyncratic themes resulted in a difficult trading environment. A long Canadian 10-year position was profitable after the BOC delivered a dovish hold with Governor Macklem describing the economy as “weak.” Those gains were overshadowed by losses in short Australia 3-year and 10-year bond positions after prices rallied following the RBA keeping its key interest rate unchanged for the first time this year after a series of rate hikes. FX trading was profitable with the DM sub-sector contributing the majority of our top-line performance. Gains came from short positions in developed currencies against the USD, with notable profits coming from NZD and CAD shorts (versus long the greenback). June trading was dominated by the aggressive resurgence of USD buying as markets repriced a “higher-for-longer” path in US rates after June’s hawkish pivot from Kevin Warsh’s first meeting as Chair of the Federal Reserve. Trading in the credit indices contributed modest gains to the Trust, led by short protection positions in the CDX Emerging Market and iTraxx Crossover indices. Global stock indexes had a muted effect on the Trust. Markets wavered between a variety of dynamics, including AI valuation concerns and positive earnings signals. Shifting geopolitics and the hawkish Fed pivot added further volatility over the course of the month.

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
0.65%

The Trust realized in a profit in January. Profits came from interest rate, commodity, equity index, and credit holdings, while trading in foreign exchange (FX) had minimal impact on P&L.Fixed income instruments led Trust gains during the month with profits concentrated in long-dated bonds. A short UK gilt position profited early in the month as 10-year yields hit the highest since 2008 amid ongoing worries over the UK fiscal deficit. Japanese government bond prices slid, to the benefit of short positioning, in the wake of the BoJ’s 25bps rate hike coupled with hawkish comments from Governor Ueda. Adding to fixed income gains, a receiver position (desire rates lower) in MXN Interest Rate Swaps profited on back of expectations for an accelerated cutting cycle from Banxico. In the credit indices, short protection positions resulted in additional gains as the major credit spreads narrowed on the month amid the broader risk-on flows. Commodity positions generated further gains during the month. Meat holdings produced the largest gains for the sector as cattle markets rallied to record highs driven by tight supply expectations. Both precious and industrial metal positioning provided additional returns due to the weaker dollar, as well as the volatility surrounding the Trump tariff uncertainty. Long positioning in equity indices produced additional gains for the Trust in January. Stocks strengthened to kick off the year as Trump’s initial tariff action and commentary was more benign than expected, and strong earnings results provided support to the equity market. While stocks finished higher on the month, some risk overhangs remain, including Chinese startup DeepSeek’s lower-cost AI model casting doubts on lofty tech valuations. Foreign exchange trading had limited P&L impact as gains in the emerging FX markets (EM) were offset by losses in the developed markets (DM). It was an extremely choppy month for foreign exchange as DM and EM alike whipsawed on back of mixed data releases, the potential impact of tariffs, and shifting central bank expectations.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of June 30, 2026 and December 31, 2025 and the trading gains/losses by market category for the six months ended June 30, 2026 and the year ended December 31, 2025.

	June 30, 2026
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.12%	(1.73)%
Commodities	0.65%	1.01%
Foreign Exchange	0.70%	8.64%
Interest Rates	0.76%	(5.34)%
Equity Indices	0.86%	5.19%
Aggregate/Total	1.44%	7.77%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the six months ended June 30, 2026.

Of the 6.72% return for the six months ended June 30, 2026 for Series A, approximately 7.77% was due to trading gains (before commissions), approximately 1.62% due to investment income and approximately (2.67)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 6.84% return for the six months ended June 30, 2026 for Series B, approximately 7.77% was due to trading gains (before commissions) approximately 1.62% due to investment income and approximately (2.55)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 7.24% return for the six months ended June 30, 2026 for Series D, approximately 7.77% was due to trading gains (before commissions) approximately 1.62% due to investment income and approximately (2.15)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 7.64% return for the six months ended June 30, 2026 for Series W, approximately 7.77% was due to trading gains (before commissions) approximately 1.62% due to investment income and approximately (1.75)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of June 30, 2026 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of June 30, 2026.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of June 30, 2026 and December 31, 2025, (ii) Statements of Financial Condition As of June 30, 2026 and December 31, 2025, (iii) Statements of Operations For the Six Months Ended June 30, 2026 and 2025, (iv) Statements of Cash Flows For the Six Months Ended June 30, 2026 and 2025, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Six Months Ended June 30, 2026 and 2025, (vi) Financial Highlights For the Six Months Ended June 30, 2026 and 2025, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: August 13, 2026	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer