Form 10-Q
period 2026-09-30
CAMPBELL FUND TRUST
filed 2026-11-13
CIK 1043951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended September 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the transition period from _______________ to _______________

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

The Registrant has no voting stock. As of September 30, 2026, there were 107,848.894 Series A Units, 7,652.319 Series B Units, 51,193.326 Series D Units, and 11,433.563 Series W Units of Beneficial Interest issued and outstanding.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Asset Backed Securities
	United States
	Auto Loans	$29,521,529	4.04%
	Equipment Loans	1,827,223	0.25%
	Total Asset Backed Securities (cost $31,414,568)	31,348,752	4.29%

	Bank Deposits
	United States
	Financials (cost $2,495,966)	2,495,227	0.34%
	Total Bank Deposits (cost $2,495,966)	2,495,227	0.34%

	Commercial Paper
	Canada
	Materials (cost $4,534,862)	4,534,530	0.62%
	France
	Financials (cost $6,702,760)	6,700,020	0.92%
	Japan
	Financials (cost $3,639,445)	3,637,998	0.50%
	United Kingdom
	Financials (cost $11,637,826)	11,634,998	1.59%
	United States
	Consumer Discretionary	16,019,205	2.19%
	Consumer Staples	9,455,482	1.29%
	Energy	11,293,427	1.55%
	Financials	43,713,284	5.98%
	Industrials	2,042,044	0.28%
	Real Estate	6,485,559	0.89%
	Technology	6,492,578	0.89%
	Utilities	48,591,566	6.65%
	Total United States (cost $144,125,458)	144,093,145	19.72%
	Total Commercial Paper (cost $170,640,351)	170,600,691	23.35%

	Corporate Bonds
	Australia
	Financials	4,959,455	0.68%
	Materials	514,783	0.07%
	Total Australia (cost $5,498,814)	5,474,238	0.75%
	Canada
	Energy	2,071,125	0.28%
	Financials	12,065,342	1.65%
	Total Canada (cost $14,248,512)	14,136,467	1.93%
	Germany
	Consumer Discretionary (cost $2,684,146)	2,643,084	0.36%
	Japan
	Consumer Discretionary	1,126,548	0.15%
	Financials	2,307,598	0.32%
	Total Japan (cost $3,436,499)	$3,434,146	0.47%

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026 (Unaudited)

FIXED INCOME SECURITIES

Maturity		Fair	% of Net
Face Value	Description	Value ($)	Asset Value
	Corporate Bonds (continued)
	United States
	Communications	$3,677,819	0.50%
	Consumer Discretionary	4,510,562	0.62%
	Consumer Staples	2,314,017	0.32%
	Energy	8,275,110	1.13%
	Financials	32,783,277	4.49%
	Health Care	20,455,714	2.80%
	Industrials	4,729,924	0.65%
	Real Estate	2,518,537	0.34%
	Technology	8,197,427	1.12%
	Utilities	4,632,853	0.63%
	Total United States (cost $92,585,529)	92,095,240	12.60%
	Total Corporate Bonds (cost $118,453,500)	117,783,175	16.11%

	Government and Agency Obligations
	United States
	U.S. Treasury Bills
$40,850,000	U.S. Treasury Bills Due 10/08/2026(1)	40,819,796	5.58%
$17,000,000	U.S. Treasury Bills Due 11/12/2026(1)	16,921,678	2.32%
$54,300,000	U.S. Treasury Bills Due 12/03/2026(1)	53,921,120	7.38%
	Total Government And Agency Obligations (cost $111,692,533)	111,662,594	15.28%
	Total Fixed Income Securities (cost $434,696,918)(2)	$433,890,439	59.37%

(1)	Pledged as collateral for the trading of futures positions.
(2)	Included in fixed income securities are U.S. Treasury Bills with a fair value of $111,662,594 deposited with the futures brokers.

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2026 (Unaudited)

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $7,809,450)	$7,809,450	1.07%
Total Short Term Investments (cost $7,809,450)	$7,809,450	1.07%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$(2,568,321)	(0.35)%
Energy	174,029	0.02%
Metals	(5,895,700)	(0.81)%
Stock indices	(1,748,098)	(0.24)%
Short-term interest rates	(830,055)	(0.11)%
Long-term interest rates	(1,336,453)	(0.18)%
Net unrealized gain (loss) on long futures contracts	(12,204,598)	(1.67)%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	3,288,062	0.45%
Energy	(188,118)	(0.03)%
Metals	(3,768,146)	(0.52)%
Stock indices	1,785,547	0.24%
Short-term interest rates	(71,446)	(0.01)%
Long-term interest rates	5,591,642	0.77%
Net unrealized gain (loss) on short futures contracts	6,637,541	0.90%
Net unrealized gain (loss) on open futures contracts	$(5,567,057)	(0.77)%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$(41,085,448)	(5.62)%
Various short forward currency contracts	53,916,629	7.38%
Net unrealized gain (loss) on open forward currency contracts	$12,831,181	1.76%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $19,750,257)	$17,572,318	2.40%
Centrally cleared credit default index swaps - protection purchased (net proceeds $5,645,968)	(5,265,112)	(0.72)%
Total credit default swaps (net cost $14,104,289)(3)	$12,307,206	1.68%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net cost $1,997,261)	$(9,310,748)	(1.27)%
Centrally cleared interest rate swaps - pay fixed (net cost $2,955,659)	9,157,146	1.25%
Total interest rate swaps (net cost $4,952,920)(4)	$(153,602)	(0.02)%

(3)
Includes $12,713,086 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

(4)
Includes $3,521,769 of cumulative appreciation/(depreciation) of swaps contracts that is considered variation margin receivable. Variation margin amount is included within cash at swaps broker in the Statement of Financial Condition.

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2025

SHORT TERM INVESTMENTS
	Fair	% of Net
Description	Value ($)	Asset Value
Money Market Funds
United States
Money Market Funds (cost $16,788,616)	$16,788,616	2.71%
Total Short Term Investments (cost $16,788,616)	$16,788,616	2.71%

LONG FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	$1,277,220	0.21%
Energy	(606,114)	(0.10)%
Metals	22,092,439	3.57%
Stock indices	2,271,040	0.37%
Short-term interest rates	32,946	0.01%
Long-term interest rates	(390,431)	(0.06)%
Net unrealized gain (loss) on long futures contracts	24,677,100	4.00%

SHORT FUTURES CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Agriculture	2,795,366	0.45%
Energy	(526,627)	(0.09)%
Metals	(16,328,879)	(2.64)%
Stock indices	121,247	0.02%
Short-term interest rates	500,827	0.08%
Long-term interest rates	(1,678,013)	(0.27)%
Net unrealized gain (loss) on short futures contracts	(15,116,079)	(2.45)%
Net unrealized gain (loss) on open futures contracts	$9,561,021	1.55%

FORWARD CURRENCY CONTRACTS
	Fair	% of Net
Description	Value ($)	Asset Value
Various long forward currency contracts	$5,924,829	0.96%
Various short forward currency contracts	(2,366,580)	(0.38)%
Net unrealized gain (loss) on open forward currency contracts	$3,558,249	0.58%

CREDIT DEFAULT INDEX SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared credit default index swaps - protection sold (net cost $25,583,062)	$28,026,069	4.53%
Centrally cleared credit default index swaps - protection purchased (net proceeds $1,073,527)	(1,080,471)	(0.17)%
Total credit default swaps (net cost $24,509,535)(3)	$26,945,598	4.36%

INTEREST RATE SWAPS
	Fair	% of Net
Description	Value ($)	Asset Value
Centrally cleared interest rate swaps - receive fixed (net proceeds $1,021,654)	$5,239,952	0.85%
Centrally cleared interest rate swaps - pay fixed (net cost $703,300)	(1,791,122)	(0.29)%
Total interest rate swaps (net proceeds $318,354)(4)	$3,448,830	0.56%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Equity in futures brokers trading accounts
Cash	$97,094,669	$33,986,212
Restricted cash	355,839	0
Fixed income securities (cost $111,692,533 and $96,427,537, respectively)	111,662,594	96,451,407
Net unrealized gain (loss) on open futures contracts	(5,567,057)	9,561,021
Total equity in futures brokers trading accounts	203,546,045	139,998,640

Fixed income securities (cost $323,004,385 and $308,499,930, respectively)	322,227,845	308,897,170
Cash and cash equivalents	42,580,724	7,433,112
Cash at interbank market makers	22,202,446	14,373,620
Restricted cash at interbank market makers	45,835,640	63,678,190
Short term investments (cost $7,809,450 and $16,788,616, respectively)	7,809,450	16,788,616
Cash at swaps broker	48,040,385	34,393,320
Restricted cash at swaps broker	32,488,025	32,974,983
Net unrealized gain on open forward currency contracts	12,831,181	3,558,249
Interest rate swaps	0	2,150,463
Due from swaps broker	362,746	383,364
Interest receivable	1,857,610	1,459,583
Subscriptions receivable	0	75,000
Total assets	$739,782,097	$626,164,310

LIABILITIES
Interest rate swaps	$3,675,371	$0
Credit default index swaps	405,880	17,017
Payable to custodian	0	20,029
Redemptions payable	2,048,405	4,794,974
Management fee payable	1,215,410	1,031,563
Sales commission payable	959,737	830,132
Accounts payable	259,083	288,963
Offering costs payable	155,335	145,042
Accrued commissions and other trading fees on open contracts	98,404	98,554
Performance fee payable	79,129	0
Total liabilities	8,896,754	7,226,274

UNITHOLDERS’ CAPITAL (Net Asset Value)

Series A Units – Redeemable
Other Unitholders - 107,848.894 and 107,121.331 units outstanding at September 30, 2026 and December 31, 2025	517,060,086	447,960,506
Series B Units – Redeemable
Other Unitholders - 7,652.319 and 8,113.311 units outstanding at September 30, 2026 and December 31, 2025	40,962,289	37,818,957
Series D Units – Redeemable
Other Unitholders - 51,193.326 and 42,313.180 units outstanding at September 30, 2026 and December 31, 2025	101,727,658	72,806,684
Series W Units – Redeemable
Other Unitholders - 11,433.563 and 11,253.325 units outstanding at September 30, 2026 and December 31, 2025	71,135,310	60,351,889
Total unitholders’ capital (Net Asset Value)	730,885,343	618,938,036
Total liabilities and unitholders’ capital (Net Asset Value)	$739,782,097	$626,164,310

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$58,881,276	$4,064,026	$84,322,991	$(5,164,038)
Change in unrealized	7,999,160	(5,291,532)	(15,128,078)	5,388,911
Brokerage commissions	(1,215,670)	(1,545,498)	(3,779,135)	(3,781,844)
Net gain (loss) from futures trading	65,664,766	(2,773,004)	65,415,778	(3,556,971)

Forward currency trading gains (losses)
Realized	4,071,990	(13,750,149)	41,956,548	1,446,116
Change in unrealized	(6,657,571)	11,403,494	9,272,932	(7,031,154)
Brokerage commissions	(76,786)	(103,043)	(219,371)	(281,932)
Net gain (loss) from forward currency trading	(2,662,367)	(2,449,698)	51,010,109	(5,866,970)

Swap trading gains (losses)
Realized	(1,378,694)	4,510,111	(5,402,316)	10,608,065
Change in unrealized	(9,322,064)	4,084,525	(13,106,852)	1,738,470
Net gain (loss) from swap trading	(10,700,758)	8,594,636	(18,509,168)	12,346,535
Total net trading gain (loss)	52,301,641	3,371,934	97,916,719	2,922,594

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	5,965,345	6,561,006	17,297,896	19,314,572
Realized gain (loss) on fixed income securities	(17,835)	16,396	(18,082)	103,866
Change in unrealized gain (loss) on fixed income securities	(537,055)	106,444	(1,227,589)	42,134
Total investment income (loss)	5,410,455	6,683,846	16,052,225	19,460,572

Expenses
Management fee	3,458,034	3,171,271	10,128,587	9,401,392
Sales commission	2,835,581	2,661,845	8,352,922	7,939,527
Operating expenses	246,070	357,849	1,071,688	1,008,337
Performance fee	79,129	0	79,129	574,435
Total expenses	6,618,814	6,190,965	19,632,326	18,923,691
Net investment income (loss)	(1,208,359)	492,881	(3,580,101)	536,881
NET INCOME (LOSS)	$51,093,282	$3,864,815	$94,336,618	$3,459,475

NET INCOME (LOSS) PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
(based on weighted average number of units outstanding during the period)
Series A	$332.47	$22.68	$618.48	$19.32
Series B	$370.74	$20.17	$690.19	$30.37
Series D	$148.79	$17.65	$278.68	$10.75
Series W	$455.86	$54.71	$881.69	$77.61

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS’ UNIT
Series A	$331.37	$18.19	$612.50	$19.43
Series B	$372.89	$23.92	$691.57	$33.96
Series D	$141.90	$12.19	$266.47	$17.16
Series W	$448.69	$48.42	$858.59	$65.29

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Series A	107,847.286	108,111.866	107,377.987	104,338.112
Series B	7,770.992	8,271.867	7,853.359	8,387.133
Series D	48,157.414	35,560.339	45,165.331	28,964.529
Series W	11,385.693	11,303.960	11,249.506	11,306.138

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from (for) operating activities
Net income (loss)	$94,336,618	$3,459,475
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards, swaps and investments	20,189,587	(138,361)
(Increase) decrease in interest receivable	(398,027)	36,288
(Increase) decrease in due from swaps broker	20,618	19,350
Increase (decrease) in payable to custodian	(20,029)	(7,165,000)
Increase (decrease) in accounts payable and accrued expenses	362,551	252,763
Net purchases from swaps broker	(6,892,154)	4,031,252
Purchases of investments	(3,929,179,787)	(3,842,025,155)
Sales/maturities of investments	3,908,389,501	3,811,786,392
Net cash from (for) operating activities	86,808,878	(29,742,996)

Cash flows from (for) financing activities
Addition of units	43,749,526	95,667,183
Redemption of units	(27,447,915)	(22,441,067)
Offering costs paid	(1,352,198)	(1,567,306)
Net cash from (for) financing activities	14,949,413	71,658,810

Net increase (decrease) in cash, cash equivalents and restricted cash	101,758,291	41,915,814

Cash, cash equivalents and restricted cash at beginning of period	186,839,437	161,488,165
Cash, cash equivalents and restricted cash at end of period	$288,597,728	$203,403,979

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Statements of Financial Condition that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash at end of period consists of:
Equity in futures brokers trading accounts:
Cash	$97,094,669	$33,986,212
Restricted cash	355,839	0
Cash and cash equivalents	42,580,724	7,433,112
Cash at interbank market makers	22,202,446	14,373,620
Restricted cash at interbank market makers	45,835,640	63,678,190
Cash at swaps broker	48,040,385	34,393,320
Restricted cash at swaps broker	32,488,025	32,974,983
Total cash, cash equivalents and restricted cash at end of period	$288,597,728	$186,839,437

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Series A - Other Unitholders		Series B - Other Unitholders
	Units	Amount	Units	Amount
Nine Months Ended September 30, 2026

Balances at December 31, 2025	107,121.331	$447,960,506	8,113.311	$37,818,957
Net income (loss) for the three months ended March 31, 2026		36,226,805		2,995,002
Additions	1,160.409	5,126,299	13.048	64,314
Redemptions	(1,354.009)	(5,981,027)	(260.649)	(1,246,330)
Offering costs		(246,634)		0
Balances at March 31, 2026	106,927.731	$483,085,949	7,865.710	$39,631,943

Net income (loss) for the three months ended June 30, 2026		(5,672,341)		(455,672)
Additions	1,897.602	8,553,595	13.118	66,468
Redemptions	(498.369)	(2,243,995)	(72.783)	(368,392)
Offering costs		(267,771)		0
Balances at June 30, 2026	108,326.964	$483,455,437	7,806.045	$38,874,347

Net income (loss) for the three months ended September 30, 2026		35,856,507		2,881,009
Additions	1,424.644	6,445,820	13.166	66,981
Redemptions	(1,902.714)	(8,412,200)	(166.892)	(860,048)
Offering costs		(285,478)		0
Balances at September 30, 2026	107,848.894	$517,060,086	7,652.319	$40,962,289

Nine Months Ended September 30, 2025

Balances at December 31, 2024	98,800.557	$433,255,243	8,454.757	$41,199,604
Net income (loss) for the three months ended March 31, 2025		27,215,044		2,558,748
Additions	5,194.018	23,812,774	12.802	65,696
Redemptions	(1,340.708)	(6,201,909)	(22.564)	(116,700)
Offering costs		(432,875)		0
Balances at March 31, 2025	102,653.867	$477,648,277	8,444.995	$43,707,348

Net income (loss) for the three months ended June 30, 2025		(27,651,168)		(2,470,847)
Additions	5,996.081	27,041,937	12.871	64,077
Redemptions	(1,171.647)	(5,211,238)	(94.764)	(463,650)
Offering costs		(385,945)		0
Balances at June 30, 2025	107,478.301	$471,441,863	8,363.102	$40,836,928

Net income (loss) for the three months ended September 30, 2025		2,452,032		166,858
Additions	2,066.526	8,871,010	13.009	62,599
Redemptions	(2,005.227)	(8,748,240)	(231.297)	(1,100,533)
Offering costs		(350,060)		0
Balances at September 30, 2025	107,539.600	$473,666,605	8,144.814	$39,965,852

Net Asset Value per Other Unitholders’ Unit - Series A

September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
$4,794.30	$4,462.93	$4,517.87	$4,181.80

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$4,404.58	$4,386.39	$4,653.00	$4,385.15

Net Asset Value per Other Unitholders’ Unit - Series B

September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
$5,352.92	$4,980.03	$5,038.57	$4,661.35

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$4,906.91	$4,882.99	$5,175.53	$4,872.95

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL (NET ASSET VALUE)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

	Series D - Other Unitholders		Series W - Other Unitholders		Trust
	Units	Amount	Units	Amount	Total Amount
Nine Months Ended September 30, 2026

Balances at December 31, 2025	42,313.180	$72,806,684	11,253.325	$60,351,889	$618,938,036
Net income (loss) for the three months ended March 31, 2026		6,187,389		5,166,700	50,575,896
Additions	1,639.288	3,004,152	169.456	975,242	9,170,007
Redemptions	(201.919)	(375,358)	(326.539)	(1,846,780)	(9,449,495)
Offering costs		(97,697)		(79,427)	(423,758)
Balances at March 31, 2026	43,750.549	$81,525,170	11,096.242	$64,567,624	$668,810,686

Net income (loss) for the three months ended June 30, 2026		(766,161)		(438,386)	(7,332,560)
Additions	3,296.949	6,174,087	496.184	2,890,771	17,684,921
Redemptions	(279.386)	(530,573)	(201.692)	(1,179,708)	(4,322,668)
Offering costs		(104,763)		(82,338)	(454,872)
Balances at June 30, 2026	46,768.112	$86,297,760	11,390.734	$65,757,963	$674,385,507

Net income (loss) for the three months ended September 30, 2026		7,165,524		5,190,242	51,093,282
Additions	4,946.353	9,389,931	152.918	916,866	16,819,598
Redemptions	(521.139)	(1,011,505)	(110.089)	(645,430)	(10,929,183)
Offering costs		(114,052)		(84,331)	(483,861)
Balances at September 30, 2026	51,193.326	$101,727,658	11,433.563	$71,135,310	$730,885,343

Nine Months Ended September 30, 2025

Balances at December 31, 2024	22,377.137	$40,071,644	11,074.860	$61,566,034	$576,092,525
Net income (loss) for the three months ended March 31, 2025		2,537,695		3,738,085	36,049,572
Additions	3,460.697	6,527,793	512.870	2,998,227	33,404,490
Redemptions	(234.951)	(444,267)	(126.981)	(741,157)	(7,504,033)
Offering costs		(54,626)		(82,337)	(569,838)
Balances at March 31, 2025	25,602.883	$48,638,239	11,460.749	$67,478,852	$637,472,716

Net income (loss) for the three months ended June 30, 2025		(2,853,831)		(3,479,063)	(36,454,909)
Additions	8,568.725	15,645,086	267.199	1,531,157	44,282,257
Redemptions	(135.528)	(245,818)	(360.562)	(2,065,827)	(7,986,533)
Offering costs		(64,703)		(81,192)	(531,840)
Balances at June 30, 2025	34,036.080	$61,118,973	11,367.386	$63,383,927	$636,781,691

Net income (loss) for the three months ended September 30, 2025		627,530		618,395	3,864,815
Additions	4,585.061	8,153,292	162.436	893,535	17,980,436
Redemptions	(216.127)	(388,235)	(343.814)	(1,903,642)	(12,140,650)
Offering costs		(78,984)		(77,992)	(507,036)
Balances at September 30, 2025	38,405.014	$69,432,576	11,186.008	$62,914,223	$645,979,256

Net Asset Value per Other Unitholders’ Unit - Series D

September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
$1,987.13	$1,845.23	$1,863.41	$1,720.66

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$1,807.90	$1,795.71	$1,899.72	$1,790.74

Net Asset Value per Other Unitholders’ Unit - Series W

September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
$6,221.62	$5,772.93	$5,818.87	$5,363.03

September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
$5,624.37	$5,575.95	$5,887.82	$5,559.08

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series A units for the three months and nine months ended September 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,462.93	$4,386.39	$4,181.80	$4,385.15

Income (loss) from operations:
Total net trading gains (losses) (1)	345.59	21.54	655.29	33.15
Net investment income (loss) (1)	(11.57)	(0.11)	(35.34)	(2.52)
Total net income (loss) from operations	334.02	21.43	619.95	30.63
Offering costs (1)	(2.65)	(3.24)	(7.45)	(11.20)
Net asset value per unit at end of period	$4,794.30	$4,404.58	$4,794.30	$4,404.58
Total Return (4)	7.42%	0.41%	14.65%	0.44%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.16%	4.20%	4.25%	4.21%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.16%	4.20%	4.25%	4.21%
Net investment income (loss) (2),(3)	(1.04)%	0.00%	(1.05)%	(0.08)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series B units for the three months and nine months ended September 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$4,980.03	$4,882.99	$4,661.35	$4,872.95

Income (loss) from operations:
Total net trading gains (losses) (1)	385.78	24.04	730.95	37.00
Net investment income (loss) (1)	(12.89)	(0.12)	(39.38)	(3.04)
Total net income (loss) from operations	372.89	23.92	691.57	33.96
Net asset value per unit at end of period	$5,352.92	$4,906.91	$5,352.92	$4,906.91
Total Return (4)	7.49%	0.49%	14.84%	0.70%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	4.20%	4.24%	4.27%	4.25%
Performance fee (4)	0.00%	0.00%	0.00%	0.00%
Total expenses	4.20%	4.24%	4.27%	4.25%
Net investment income (loss) (2),(3)	(1.04)%	0.00%	(1.05)%	(0.08)%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series D units for the three months and nine months ended September 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,845.23	$1,795.71	$1,720.66	$1,790.74

Income (loss) from operations:
Total net trading gains (losses) (1)	143.19	8.89	270.58	12.40
Net investment income (loss) (1)	1.08	5.52	2.90	11.61
Total net income (loss) from operations	144.27	14.41	273.48	24.01
Offering costs (1)	(2.37)	(2.22)	(7.01)	(6.85)
Net asset value per unit at end of period	$1,987.13	$1,807.90	$1,987.13	$1,807.90
Total Return (4)	7.69%	0.68%	15.49%	0.96%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.88%	2.96%	2.96%	2.91%
Performance fee (4)	0.00%	0.00%	0.00%	0.25%
Total expenses	2.88%	2.96%	2.96%	3.16%
Net investment income (loss) (2),(3)	0.24%	1.24%	0.21%	1.17%

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

See Accompanying Notes to Financial Statements.

THE CAMPBELL FUND TRUST
FINANCIAL HIGHLIGHTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Series W units for the three months and nine months ended September 30, 2026 and 2025. This information has been derived from information presented in the financial statements.

	Series W
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per Unit Performance
(for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$5,772.93	$5,575.95	$5,363.03	$5,559.08

Income (loss) from operations:
Total net trading gains (losses) (1)	448.42	27.88	845.59	43.43
Net investment income (loss) (1)	7.68	27.44	34.88	43.22
Total net income (loss) from operations	456.10	55.32	880.47	86.65
Offering costs (1)	(7.41)	(6.90)	(21.88)	(21.36)
Net asset value per unit at end of period	$6,221.62	$5,624.37	$6,221.62	$5,624.37
Total Return (4)	7.77%	0.87%	16.01%	1.17%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (3)	2.16%	2.24%	2.23%	2.23%
Performance fee (4)	0.12%	0.00%	0.12%	0.68%
Total expenses	2.28%	2.24%	2.35%	2.91%
Net investment income (loss) (2),(3)	1.00%	2.00%	0.96%	1.93%

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
SEPTEMBER 30, 2026 (Unaudited)

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
SEPTEMBER 30, 2026 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Trust’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2026 and December 31, 2025 and for the periods ended September 30, 2026 and 2025, the Trust did not have any Level 3 assets or liabilities.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
The following tables set forth by level within the fair value hierarchy the Trust’s investments accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	Fair Value at September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$7,809,450	$0	$0	$7,809,450
Fixed income securities	0	433,890,439	0	433,890,439

Other Financial Instruments
Exchange-traded futures contracts	(5,567,057)	0	0	(5,567,057)
Forward currency contracts	0	12,831,181	0	12,831,181
Credit default index swap contracts	0	12,307,206	0	12,307,206
Interest rate swap contracts	0	(153,602)	0	(153,602)
Total	$2,242,393	$458,875,224	$0	$461,117,617

	Fair Value at December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$16,788,616	$0	$0	$16,788,616
Fixed income securities	0	405,348,577	0	405,348,577

Other Financial Instruments
Exchange-traded futures contracts	9,561,021	0	0	9,561,021
Forward currency contracts	0	3,558,249	0	3,558,249
Credit default index swap contracts	0	26,945,598	0	26,945,598
Interest rate swap contracts	0	3,448,830	0	3,448,830
Total	$26,349,637	$439,301,254	$0	$465,650,891

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
SEPTEMBER 30, 2026 (Unaudited)
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

If the Trust terminates prior to completion of payment to Campbell & Company for the unreimbursed offering costs incurred through the date of such termination, Campbell & Company will not be entitled to any additional payments, and Series A units, Series D units and Series W units will have no further obligation to Campbell & Company. At September 30, 2026 and December 31, 2025, the amount of unreimbursed offering costs incurred by Campbell & Company is $84,597 and $90,865 for Series A units, $522,295 and $455,141 for Series D units and $378,292 and $374,501 for Series W units, respectively.

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
SEPTEMBER 30, 2026 (Unaudited)
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
SEPTEMBER 30, 2026 (Unaudited)
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
SEPTEMBER 30, 2026 (Unaudited)
Note 8. DEPOSITS WITH INTERBANK MARKET MAKER

The Trust’s counterparty with regard to its forward currency transactions is NatWest Markets Plc (“NatWest”). The Trust has entered into an International Swap and Derivatives Association, Inc. agreement (“ISDA Agreement”) with NatWest which governs these transactions. The credit ratings reported by the three major rating agencies for NatWest were considered investment grade as of September 30, 2026. Margin requirements are satisfied by the deposit of cash with NatWest. The Trust typically earns interest income on its assets deposited with NatWest.

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

Redemption fees, which are paid to Campbell & Company, apply to Series A units through the first twelve month-ends following purchase (the month-end as of which the unit is purchased is counted as the first month-end) as follows: 1.833% of Net Asset Value per unit redeemed through the second month-end, 1.666% of Net Asset Value per unit redeemed through the third month-end, 1.500% of Net Asset Value per unit redeemed through the fourth month-end, 1.333% of Net Asset Value per unit redeemed through the fifth month-end, 1.167% of Net Asset Value per unit redeemed through the sixth month-end, 1.000% of Net Asset Value per unit redeemed through the seventh month-end, 0.833% of Net Asset Value per unit redeemed through the eighth month-end, 0.667% of Net Asset Value per unit redeemed through the ninth month-end, 0.500% of Net Asset Value per unit redeemed through the tenth month-end, 0.333% of Net Asset Value per unit redeemed through the eleventh month-end and 0.167% of Net Asset Value per unit redeemed through the twelfth month end. For the nine months ended September 30, 2026 and 2025, Campbell & Company did not receive any redemption fees.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
Note 11. CREDIT DERIVATIVES AND CREDIT-RELATED CONTINGENCY FEATURES

Credit derivatives generally require the seller to make a payment to the buyer in the event the underlying referenced security or index to the contract defaults or another triggering event, as defined in the applicable derivative contract, occurs. The Trust sells credit derivative contracts for speculative investment purposes. The following table summarizes the notional amounts of credit derivative contracts sold by the Trust by their maturity for contracts which are outstanding at September 30, 2026 and December 31, 2025. Notional amounts are disclosed as they represent the maximum potential payout, however, management believes that the carrying value of these contracts is a more relevant measure of these obligations. At September 30, 2026 and December 31, 2025, the carrying value of such credit derivative contracts purchased was $12,307,206 and $26,945,598, respectively.

	September 30, 2026	December 31, 2025
	Maturity Date:	Maturity Date:
Credit Default Index Swaps	December 2031	December 2030
Investment grade	$341,487,965	$667,773,760
Non-investment grade	209,177,331	246,875,320
Total	$550,665,296	$914,649,080

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

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
The following tables summarize quantitative information required by ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. The fair value of the Trust’s derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2026 and December 31, 2025 are as follows:

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at September 30,2026 Fair Value	Liability Derivatives at September 30, 2026 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,733,798	$(4,014,057)	$719,741
Energy Contracts	Net unrealized gain (loss) on open futures contracts	899,931	(914,020)	(14,089)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	11,525,042	(21,188,888)	(9,663,846)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	2,963,915	(2,926,466)	37,449
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	572,632	(1,474,133)	(901,501)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	7,302,993	(3,047,804)	4,255,189
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	58,835,844	(46,004,663)	12,831,181
Credit Default Index Swap Contracts**	Credit default index swaps	20,107,789	(7,800,583)	12,307,206
Interest Rate Swap Contracts**	Interest rate swaps	9,157,146	(9,310,748)	(153,602)
Totals		$116,099,090	$(96,681,362)	$19,417,728

*	Derivatives not designated as hedging instruments under ASC 815.
**
Amount of centrally cleared swap contracts is not reconciled with the Statements of Financial Condition due to variation margin amount included within cash at swaps broker in the Statements of Financial Condition.

Type of Instrument*	Statements of Financial Condition Location	Asset Derivatives at December 31, 2025 Fair Value	Liability Derivatives at December 31, 2025 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$4,497,556	$(424,970)	$4,072,586
Energy Contracts	Net unrealized gain (loss) on open futures contracts	376,411	(1,509,152)	(1,132,741)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	22,980,259	(17,216,699)	5,763,560
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	3,474,883	(1,082,596)	2,392,287
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	729,099	(195,326)	533,773
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	1,143,731	(3,212,175)	(2,068,444)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	14,897,310	(11,339,061)	3,558,249
Credit Default Index Swap Contracts**	Credit default index swaps	29,431,516	(2,485,918)	26,945,598
Interest Rate Swap Contracts**	Interest rate swaps	5,409,925	(1,961,095)	3,448,830
Totals		$82,940,690	$(39,426,992)	$43,513,698

*	Derivatives not designated as hedging instruments under ASC 815.
**
Amount of centrally cleared swap contracts is not reconciled with the Statements of Financial Condition due to variation margin amount included within cash at swaps broker in the Statements of Financial Condition.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
The trading gains and losses of the Trust’s derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2026 and 2025 are as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended September 30, 2026	Trading Gains (Losses) for the Three Months Ended September 30, 2025
Agriculture Contracts	$(8,165,787)	$18,434,410
Energy Contracts	29,951,626	(3,340,022)
Metal Contracts	2,404,378	10,450,573
Stock Indices Contracts	(6,035,480)	24,984,581
Currencies Contracts	(11,848)	0
Short-Term Interest Rate Contracts	5,156,649	(7,443,435)
Long-Term Interest Rate Contracts	43,580,898	(44,313,613)
Forward Currency Contracts	(2,585,581)	(2,346,655)
Credit default index swap contracts	(2,733,894)	5,267,100
Interest rate swap contracts	(7,966,864)	3,327,536
Total	$53,594,097	$5,020,475

Type of Instrument	Trading Gains (Losses) for the Nine Months Ended September 30, 2026	Trading Gains (Losses) for the Nine Months Ended September 30, 2025
Agriculture Contracts	$(20,638,035)	$26,375,673
Energy Contracts	62,826,990	(22,558,392)
Metal Contracts	(12,420,813)	12,622,586
Stock Indices Contracts	28,406,899	45,357,683
Currencies Contracts	(32,237)	0
Short-Term Interest Rate Contracts	(3,185,694)	(4,545,459)
Long-Term Interest Rate Contracts	14,237,803	(57,027,218)
Forward Currency Contracts	51,229,480	(5,585,038)
Credit default index swap contracts	(3,249,357)	1,268,786
Interest rate swap contracts	(15,259,811)	11,077,749
Total	$101,915,225	$6,986,370

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
	Trading Gains (Losses)	Trading Gains (Losses)
	for the Three Months Ended	for the Three Months Ended
Line Item in the Statements of Operations	September 30, 2026	September 30, 2025
Futures trading gains (losses):
Realized***	$58,881,276	$4,064,026
Change in unrealized	7,999,160	(5,291,532)
Forward currency trading gains (losses):
Realized***	4,071,990	(13,750,149)
Change in unrealized	(6,657,571)	11,403,494
Swap trading gains (losses):
Realized***	(1,378,694)	4,510,111
Change in unrealized	(9,322,064)	4,084,525
Total	$53,594,097	$5,020,475

Line Item in the Statements of Operations	Trading Gains (Losses) for the Nine Months Ended September 30, 2026	Trading Gains (Losses) for the Nine Months Ended September 30, 2025
Futures trading gains (losses):
Realized***	$84,322,991	$(5,164,038)
Change in unrealized	(15,128,078)	5,388,911
Forward currency trading gains (losses):
Realized***	41,956,548	1,446,116
Change in unrealized	9,272,932	(7,031,154)
Swap trading gains (losses):
Realized***	(5,402,316)	10,608,065
Change in unrealized	(13,106,852)	1,738,470
Total	$101,915,225	$6,986,370

***
For the three months ended September 30, 2026 and 2025, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(64,032) and $(108,440), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(723,559) and $3,116,418, respectively.

***
For the nine months ended September 30, 2026 and 2025, the amounts above include gains/(losses) on foreign currency cash balances at the futures brokers of $(153,254) and $(98,505), respectively, and gains/(losses) on spot trades in connection with forward currency trading at the interbank market makers of $(1,783,611) and $10,222,706, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
For the three months ended September 30, 2026 and 2025, the monthly average of futures contracts bought and sold was approximately 106,100 and 138,700, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $46,190,800,000 and $36,945,800,000, respectively, and the monthly average of notional value of forward currency contracts was $5,760,200,000 and $6,941,800,000, respectively.

For the nine months ended September 30, 2026 and 2025, the monthly average of futures contracts bought and sold was approximately 104,500 and 109,600, respectively; the monthly average of notional value of centrally cleared swap contracts was approximately $41,021,300,000, and $34,067,100,000, respectively; and the monthly average of notional value of forward currency contracts was $5,266,700,000, and $5,832,200,000, respectively.

Open contracts generally mature within three months; as of September 30, 2026, the latest maturity date for open futures contracts is December 2027 and the latest maturity date for open forward currency contracts is December 2026. However, the Trust intends to close all futures and offset all forward currency contracts prior to maturity. The latest termination date for centrally cleared swap contracts is December 2031.

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

The amount of required margin and good faith deposits with the futures brokers, swaps broker, and interbank market makers usually range from 10% to 30% of Net Asset Value. The fair value of securities held to satisfy such requirements at September 30, 2026 and December 31, 2025 was $111,662,594 and $96,451,407, respectively, which equals approximately 15% and 16% of Net Asset Value, respectively. Included in cash deposits with the futures brokers, swaps broker and interbank market makers at September 30, 2026 and December 31, 2025 was restricted cash for margin requirements of $78,679,504 and $96,653,173, respectively, which equals approximately 11% and 16% of Net Asset Value, respectively.

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
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

Offsetting of Derivative Assets by Counterparty
As of September 30, 2026
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$14,147,043	$(14,147,043)	$0
Futures contracts	Goldman, Sachs & Co.	13,851,268	(13,851,268)	0
Forward currency contracts	NatWest Markets Plc	58,835,844	(46,004,663)	12,831,181
Centrally cleared swap contracts*	Centrally Cleared	29,264,935	(17,111,331)	12,153,604
Total derivatives		$116,099,090	$(91,114,305)	$24,984,785

*
Amount of centrally cleared swap contracts is not reconciled with the Statements of Financial Condition due to variation margin amount included within cash at swaps broker in the Statements of Financial Condition.

Derivative Assets and Collateral Received by Counterparty
As of September 30, 2026
	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount

		Financial Instruments	Cash Collateral Received
Counterparty
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	12,831,181	0	0	12,831,181
Centrally Cleared	12,153,604	0	0	12,153,604
Total	$24,984,785	$0	$0	$24,984,785

Offsetting of Derivative Liabilities by Counterparty
As of September 30, 2026
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,916,117	$(14,147,043)	$2,769,074
Futures contracts	Goldman, Sachs & Co.	16,649,251	(13,851,268)	2,797,983
Forward currency contracts	NatWest Markets Plc	46,004,663	(46,004,663)	0
Centrally cleared swap contracts	Centrally Cleared	17,111,331	(17,111,331)	0
Total derivatives		$96,681,362	$(91,114,305)	$5,567,057

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
Derivative Liabilities and Collateral Pledged by Counterparty
As of September 30, 2026
	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition

		Financial Instruments	Cash Collateral Pledged	Net Amount
Counterparty
UBS Securities LLC	$2,769,074	$0	$(2,769,074)	$0
Goldman, Sachs & Co.	2,797,983	0	(2,797,983)	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$5,567,057	$0	$(5,567,057)	$0

Offsetting of Derivative Assets by Counterparty
As of December 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$16,974,737	$(12,161,001)	$4,813,736
Futures contracts	Goldman, Sachs & Co.	16,227,202	(11,479,917)	4,747,285
Forward currency contracts	NatWest Markets Plc	14,897,310	(11,339,061)	3,558,249
Centrally cleared swap contracts*	Centrally Cleared	34,841,441	(4,447,013)	30,394,428
Total derivatives		$82,940,690	$(39,426,992)	$43,513,698

* Amount of centrally cleared swap contracts is not reconciled with the Statements of Financial Condition due to variation margin amount included within cash at swaps broker in the Statements of Financial Condition.

Derivative Assets and Collateral Received by Counterparty
As of December 31, 2025
	Net Amounts of Unrealized Gain Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount

		Financial Instruments	Cash Collateral Received
Counterparty
UBS Securities LLC	$4,813,736	$0	$0	$4,813,736
Goldman, Sachs & Co.	4,747,285	0	0	4,747,285
NatWest Markets Plc	3,558,249	0	0	3,558,249
Centrally Cleared	30,394,428	0	0	30,394,428
Total	$43,513,698	$0	$0	$43,513,698

THE CAMPBELL FUND TRUST
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2026 (Unaudited)
Offsetting of Derivative Liabilities by Counterparty
As of December 31, 2025
Type of Instrument	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition
Futures contracts	UBS Securities LLC	$12,161,001	$(12,161,001)	$0
Futures contracts	Goldman, Sachs & Co.	11,479,917	(11,479,917)	0
Forward currency contracts	NatWest Markets Plc	11,339,061	(11,339,061)	0
Centrally cleared swap contracts	Centrally Cleared	4,447,013	(4,447,013)	0
Total derivatives		$39,426,992	$(39,426,992)	$0

Derivative Liabilities and Collateral Pledged by Counterparty
As of December 31, 2025
	Net Amounts of Unrealized Loss Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount

		Financial Instruments	Cash Collateral Pledged
Counterparty
UBS Securities LLC	$0	$0	$0	$0
Goldman, Sachs & Co.	0	0	0	0
NatWest Markets Plc	0	0	0	0
Centrally Cleared	0	0	0	0
Total	$0	$0	$0	$0

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
SEPTEMBER 30, 2026 (Unaudited)
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

Note 14. INTERIM FINANCIAL STATEMENTS

The Statements of Financial Condition, including the Condensed Schedules of Investments, as of September 30, 2026 and December 31, 2025, the Statements of Operations and Financial Highlights for the three months and nine months ended September 30, 2026 and 2025, and the Statements of Cash Flows and Changes in Unitholders’ Capital (Net Asset Value) for the nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2026 and December 31, 2025, the results of operations and financial highlights for the three months and nine months ended September 30, 2026 and 2025, and cash flows and changes in unitholders’ capital (Net Asset Value) for the nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, the aggregate capitalization of the Trust was $730,885,343 with Series A, Series B, Series D and Series W comprising $517,060,086, $40,962,289, $101,727,658 and $71,135,310, respectively, of the total. The Net Asset Value per Unit was $4,794.30 for Series A, $5,352.92 for Series B, $1,987.13 for Series D and $6,221.62 for Series W.

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

Results of Operations

The returns for the nine months ended September 30, 2026 and 2025 for Series A were 14.65% and 0.44%, Series B were 14.84% and 0.70%, Series D were 15.49% and 0.96% and Series W were 16.01% and 1.17%, respectively.

2026 (For the Nine months Ended September 30)

Of the 14.65% return for the nine months ended September 30, 2026 for Series A, approximately 16.21% was due to trading gains (before commissions), approximately 2.40% due to investment income and approximately (3.96)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 14.84% return for the nine months ended September 30, 2026 for Series B, approximately 16.21% was due to trading gains (before commissions) approximately 2.40% due to investment income and approximately (3.77)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 15.49% return for the nine months ended September 30, 2026 for Series D, approximately 16.21% was due to trading gains (before commissions) approximately 2.40% due to investment income and approximately (3.12)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 16.01% return for the nine months ended September 30, 2026 for Series W, approximately 16.21% was due to trading gains (before commissions) approximately 2.40% due to investment income and approximately (2.60)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

During the nine months ended September 30, 2026, the Trust accrued management fees in the amount of $10,128,587 and paid management fees in the amount of $9,944,740. During the nine months ended September 30, 2026, the Trust accrued sales commissions in the amount of $8,352,922 and paid sales commissions in the amount of $8,223,317. During the nine months ended September 30, 2026, the Trust accrued performance fees in the amount of $79,129 and paid performance fees in the amount of $0.

An analysis of the 16.21% gross trading gains/losses for the Trust for the nine months ended September 30, 2026 by sector is as follows:

Sector	% Gain (Loss)
Credit	(3.61)%
Commodities	5.13%
Foreign Exchange	8.60%
Interest Rates	1.58%
Equity Indices	4.51%
16.21%

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

The Trust realized a loss in July. Losses came from stock index, foreign exchange (FX), and credit holdings, while interest rate and commodity positions produced some partially offsetting gains. Net long stock index futures generated losses for the Trust in July. Tech-heavy indices experienced a sell-off during the month as massive AI capex and Chinese competition concerns prompted a steep momentum unwind. Sentiment was further pressured by a contested hold from the Fed, alongside escalating geopolitical tensions and tariff worries that pushed energy costs and Treasury yields higher. Credit trading generated additional losses with short protection positions suffering as the aforementioned tech-driven selloff and heavy AI debt supply pushed spreads wider. FX trading suffered losses with the Developed Market sub-sector having the most negative impact. Notable underperformance came from NZD and CAD shorts (versus long USD), while a short holding in JPY also had a negatively outsized impact as the yen surged late month in response to market intervention speculation. July was a turbulent month for the US dollar, finding support through mid-month as tariff escalation and oil-fueled inflation fears drove greenback demand. However, the Fed’s failure to hike, Chair Warsh’s non-committal policy tone, and a dramatic appreciation in the Japanese yen brought heavy selling pressure to the dollar by month’s end. Fixed income instruments were profitable for the Trust in July as global bond prices fell (yields rose) in reaction to a ramping up of Middle East tensions that drove oil prices and inflation fears higher. In Australia, strong jobs data further helped push domestic yields higher to the benefit of short positioning in 3- and 10-year bonds. The ECB minutes revealed price concerns and the board signaled a September hike, generating profits for short German 5- and 10-year bond positions. The biggest offsetting loss was generated by long Canadian 10-year bond holding. Commodities were also additive for the Trust. The energy complex generated the best sub-sector returns with all styles additive as net-long exposure profited as energy prices moved sharply higher on the month amid the persisting conflict in the Middle East. Meanwhile, grain and meat positions produced some partially offsetting losses.

The Trust realized a gain in August. Gains came from commodity, stock, credit, and fixed income holdings while foreign exchange (FX) positions produced some partially offsetting losses during the month. Commodity trading provided gains for the Trust. Long positioning in precious metals was strongly additive as bullion prices surged in August, driven primarily by the US Treasury’s aggressive bond buyback program, which weakened the dollar and revived the debasement trade. Energies added to sector gains, with the Trust maintaining net-long exposure as oil prices remained elevated amid the ongoing war in the Middle East. Stock indices generated additional profits for the Trust. Long positioning on a diverse set of indices profited as equities were driven higher on strong corporate earnings and sustained AI optimism. Equities were supported by softer inflation prints, which took pressure off the Fed rate hike outlook. However, ongoing tensions with Iran and a late-month hawkish lean from Fed Chair Warsh at Jackson Hole capped gains. Fixed income instruments were moderately additive. Global bond markets started the month with a continued sell-off (yields higher) as concerns over unsustainable national debts mounted. US 30-year yields hit multi-decade highs, prompting the Treasury to intervene by announcing a doubling of long-term bond buybacks. Markets are also pricing a tighter path for European monetary policy, with more than a 90% probability of an ECB rate hike in September, leading to profits for short German 5- and 10-year bond positions. Trading in the Credit indices contributed additional gains, led by short protection positions in the CDX IG and iTraxx Crossover indices. Foreign exchange trading produced some partially offsetting losses for the Trust with similar impacts coming from both the DM and EM sub-sectors. While the broader debasement trade was a significant theme during August, the last few days of the month made for a challenging trading environment. Warsh’s Jackson Hole speech on August 28th caused a significant reversal in currency markets, as foreign currencies sold off relative to the rebounding US dollar.

The Trust realized a gain in September. Gains came from fixed income and foreign exchange (FX), while credit index positions produced some partially offsetting losses during the month. Commodity and stock holdings had a muted P&L impact on the month. Fixed income instruments generated the largest gains for the Trust, with profits concentrated in short positioning in long-dated bonds. Global sovereign yields surged (prices fell), driven primarily by rising energy prices, persistent inflation, and central bank rate hike expectations. A broad “higher for longer” rate narrative and a hawkish Fed drove Treasury yields to almost two-decade highs. The advance in German yields was amplified by an ECB that hiked rates and raised its inflation outlook, benefiting short positioning. Partially offsetting losses came from short protection positions, led by the iTraxx Crossover and CDX IG indices. Foreign exchange trading produced additional gains, with the major contributions coming from short positions in the Developed Market subsector versus long the USD. The dollar’s strength was broad-based and driven by the Fed’s hawkish hike, resilient US data, and the surge in Treasury yields. One exception was the Japanese yen, which our models managed well; the JPY strengthened relative to the USD at the start of September on intervention concerns and a rate hike from the BoJ, though traded weaker during the back half of the month as it succumbed to the rally in the US dollar. Global stock indices had a muted effect on the Trust, with gains seen from North American and Asian index positions but losses experienced from the European region. Markets wavered between a variety of dynamics, including surging bond yields, sustained geopolitical tensions, hawkish global central bank activity, and continued AI-driven momentum. The commodity sector P&L was relatively muted. The best profits came from long energy positions amid a sharp move higher in prices on the back of the continued war in the Middle East. Softs were also additive with a short holding in cocoa leading sub-sector gains as recovering inventories and subdued demand weighed heavily on prices. Offsetting losses came from grain and metals positions.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Trust’s open positions by market category as of September 30, 2026 and December 31, 2025 and the trading gains/losses by market category for the nine months ended September 30, 2026 and the year ended December 31, 2025.

	September 30, 2026
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Credit	0.19%	(3.61)%
Commodities	0.77%	5.13%
Foreign Exchange	0.69%	8.60%
Interest Rates	0.95%	1.58%
Equity Indices	0.94%	4.51%
Aggregate/Total	1.63%	16.21%

*
The VaR for a sector represents the 2.5 percentile of outcomes for the aggregate exposures associated with that sector alone. The aggregate VaR represents the VaR of the Trust’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	Represents the gross trading for the Trust for the nine months ended September 30, 2026.

Of the 14.65% return for the nine months ended September 30, 2026 for Series A, approximately 16.21% was due to trading gains (before commissions), approximately 2.40% due to investment income and approximately (3.96)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series A.

Of the 14.84% return for the nine months ended September 30, 2026 for Series B, approximately 16.21% was due to trading gains (before commissions) approximately 2.40% due to investment income and approximately (3.77)% due to brokerage fees, management fees, sales commissions, and operating costs incurred by Series B.

Of the 15.49% return for the nine months ended September 30, 2026 for Series D, approximately 16.21% was due to trading gains (before commissions) approximately 2.40% due to investment income and approximately (3.12)% due to brokerage fees, management fees, sales commissions, offering costs and operating costs incurred by Series D.

Of the 16.01% return for the nine months ended September 30, 2026 for Series W, approximately 16.21% was due to trading gains (before commissions) approximately 2.40% due to investment income and approximately (2.60)% due to brokerage fees, management fees, performance fees, offering costs and operating costs incurred by Series W.

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

The following represent the primary trading risk exposures of the Trust as of September 30, 2026 by market sector.

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

The following were the primary non-trading risk exposures of the Trust as of September 30, 2026.

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

101
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments As of September 30, 2026 and December 31, 2025, (ii) Statements of Financial Condition As of September 30, 2026 and December 31, 2025, (iii) Statements of Operations For the Nine months Ended September 30, 2026 and 2025, (iv) Statements of Cash Flows For the Nine months Ended September 30, 2026 and 2025, (v) Statements of Changes in Unitholders’ Capital (Net Asset Value) For the Nine months Ended September 30, 2026 and 2025, (vi) Financial Highlights For the Nine months Ended September 30, 2026 and 2025, (vii) Notes to Financial Statements.

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

THE CAMPBELL FUND TRUST
(Registrant)

	By:	Campbell & Company, LP
Managing Operator

Date: November 13, 2026	By:	/s/ Kevin D. Cole
Kevin D. Cole
Chief Executive Officer & Chief Investment Officer